Form 10QSB
period 1995-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 1995-07-17
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended May 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to            .
                                   ---------------  ------------

                        Commission file number:  0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           73-0750007
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


10302 East 55th Place #B, Tulsa Oklahoma 74146-6515
(Address of principal executive offices)

Issuer's telephone number: (918) 622-4522

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X       No
                             --------       -------

As of May 31, 1995 there were 2,258,247 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1

BALANCE SHEETS (UNAUDITED)

                                       May 31, 1995       February 28, 1995
                                       ------------       -----------------
ASSETS

  Cash and Cash Equivalents             $   142,000           $  328,900
  Accounts Receivable - (less
  allowances for doubtful accounts
  and returns:  5/31/95 - $218,000
  2/28/95 - $206,000)                     2,527,600            1,743,900

  Inventories (Note 3)                    6,771,500            6,588,800
  Deferred Income Taxes (Note 1)            247,000              257,000
  Prepaid Expenses                          132,100              169,300
                                        -----------           ----------

  Total Current Assets                    9,820,200            9,087,900


  Property, plant and equipment
  at cost (less accumulated
  depreciation:  05/31/95 - $365,300
  2/28/95 - $347,500)                       495,000              364,200
  Inventories (Note 3)                       80,900               80,900
  Other Assets (Note 4)                      83,800              132,400
                                        -----------           ----------

Total Assets                            $10,479,900           $9,665,400
                                        ===========           ==========


EDUCATIONAL DEVELOPMENT CORPORATION
- ---------------------------------------------------------------------------


BALANCE SHEETS (UNAUDITED and continued)


                                         May 31, 1995   February 28, 1995
                                        --------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                    $   403,400          $    7,700

  Accounts payable                          1,790,900           3,004,300

  Accrued salaries, bonuses and
  commissions                                 151,400             171,700

  Accrued test scoring                         17,400              18,200

  Income taxes                                252,100              67,700

  Other current liabilities                   161,400             123,200
                                          -----------          ----------

  Total Current Liabilities                 2,776,600           3,392,800

LONG-TERM OBLIGATIONS                       2,000,000           1,000,000

SHAREHOLDERS' EQUITY
(Notes 5 and 6):

  Common Stock, par value of
  $0.20 per share (authorized
  3,000,000 shares; issued
  2,344,120 shares)                           468,800             468,800

  Capital in excess of par value            4,569,100           4,569,100
  Retained earnings                           740,400             309,700
                                          -----------          ----------
                                            5,778,300           5,347,600

LESS TREASURY SHARES AT COST
(85,873 shares)                               (75,000)            (75,000)
                                          -----------          ----------
TOTAL SHAREHOLDERS' EQUITY                  5,703,300           5,272,600
                                          -----------          ----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                    $10,479,900          $9,665,400
                                          ===========          ==========

EDUCATIONAL DEVELOPMENT CORPORATION
- ---------------------------------------------------------------------------
STATEMENTS OF EARNINGS (UNAUDITED)

                                        Three Months Ended May 31
                                       ---------------------------
                                           1995           1994
                                       -------------  ------------

Gross Sales                             $ 6,377,600   $ 4,528,500
Less Discounts & Allowances              (2,374,000)   (1,828,100)
                                        -----------   -----------
Net Sales                                 4,003,600     2,700,400
Cost of Sales                             1,689,800     1,240,500
                                        -----------   -----------
Gross Margin                              2,313,800     1,459,900
Operating & Selling Exp.                    672,200       481,800
Sales Commissions                           675,000       325,600
General & Admin. Exp.                       190,000       152,000
Interest Expense                             46,600         3,700
                                        -----------   -----------
Operating Income                            730,000       496,800
Other Income (Net)                              100           200
                                        -----------   -----------

Earnings Before Provision for
 Income Taxes                           $   730,100   $   497,000
Provision for Income Taxes (Note 1)        (299,400)     (185,400)
                                        -----------   -----------
Net Earnings                                430,700       311,600
                                        ===========   ===========
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted               $       .16   $       .12
                                        ===========   ===========


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted                 2,654,171     2,567,972
                                        ===========   ===========


EDUCATIONAL DEVELOPMENT CORPORATION
- -------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                 Common Stock
                          (par value $.20 per share)                           Treasury Stock
                          --------------------------                         ------------------
                            Number of                 Capital in             Number
                             Shares                   Excess of   Retained     of                Shareholders'
                             Issued        Amount     Par Value   Earnings   Shares    Amount       Equity
                          -------------  -----------  ----------  ---------  ------  ----------  -------------
BALANCE, MARCH 1, 1995        2,344,120     $468,800  $4,569,100   $309,700  85,873  $( 75,000)     $5,272,600

Net earnings                        ---          ---         ---    430,700     ---        ---         430,700
                          -------------  -----------  ----------   --------  ------  ---------      ----------

BALANCE, MAY 31, 1995         2,344,120     $468,800  $4,569,100   $740,400  85,873  $( 75,000)     $5,703,300
                          =============  ===========  ==========   ========  ======  =========      ==========


EDUCATIONAL DEVELOPMENT CORPORATION
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended May 31
                                                ---------------------------
                                                    1995           1994
                                                -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                 $    430,700    $  311,600
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                     17,800        20,000
     Deferred income taxes                            10,000        (1,800)
     Provision for doubtful accounts
       and sales returns                             298,400       195,200
     Changes in assets and liabilities:
       Accounts receivable                        (1,082,100)     (354,100)
       Inventories                                  (182,700)       10,900
       Prepaid expenses                               37,200        35,700
       Other assets                                   48,600        10,400
       Accounts payable and accrued expenses      (1,196,300)     (106,200)
       Income taxes payable                          184,400        71,400
                                                ------------    ----------

         Total adjustments                        (1,864,700)     (118,500)
                                                ------------    ----------

         Net cash provided by (used in)
          operating activities                    (1,434,000)      193,100
                                                ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (148,600)      (17,600)
                                                ------------    ----------

     Net cash used in investing activities          (148,600)      (17,600)
                                                ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                      2,700,000       550,000
   Payments under revolving credit
    agreement                                     (1,300,000)     (550,000)
   Principal payments on capital lease
    obligations                                       (4,300)       (9,700)
                                                ------------    ----------

     Net cash (used in) provided by
       financing activities                        1,395,700        (9,700)
                                                ------------   -----------


Net Increase (Decrease) in Cash and Cash
  Equivalents                                       (186,900)      165,800
Cash and Cash Equivalents, Beginning of
  Period                                             328,900        78,600
                                                ------------    ----------
Cash and Cash Equivalents, End of Period        $    142,000    $  244,400
                                                ============    ==========

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                      $     29,300    $    3,900
                                                ============    ==========
    Cash paid for income taxes                  $    105,000    $  110,000
                                                ============    ==========


EDUCATIONAL DEVELOPMENT CORPORATION
- -----------------------------------



NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
- ------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net tax deferred asset as of May 31, 1995 and March 1, 1995 are as follows:


                                                     May 31, 1995  March 1, 1995
                                                     ------------  -------------
          Deferred tax assets:
             Expenses deducted on the cash
              basis for income tax purposes              $  6,800       $ 25,000
             Allowance for doubtful accounts
              and sales returns                            85,000         80,000
             Inventories                                  117,400        118,000
             Amortization of assets not currently
              deductible                                   51,400         48,000
                                                         --------       --------
                                                          260,600        271,000
          Deferred tax liability -
             Property and equipment                        13,600         14,000
                                                         --------       --------

          Net deferred tax asset                         $247,000       $257,000
                                                         ========       ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                     THREE MONTHS ENDED
                                 May 31, 1995  May 31, 1994
                                 ------------  -------------
          Income tax expense:
             Current                 $289,400      $187,200
             Deferred                  10,000        (1,800)
                                     --------      --------
                                     $299,400      $185,400
                                     ========      ========


EDUCATIONAL DEVELOPMENT CORPORATION
- ------------------------------------------------------------------------


Note 2 - Effective June 30, 1994 the Company signed a Fourth Amendment to Credit
- ------
and Security Agreement with State Bank which provides a $1,300,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $1,300,000 payable June 30, 1995. The note bears interest at prime plus 1-1/2%, payable monthly. The note is collateralized by substantially all of the assets of the Company. During the first quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,000,000. $1,000,000 of the amended revolving credit agreement expires October 25, 1995 and the remaining $2,000,000 expires June 30, 1996. The Company utilizes this line of credit primarily to fund routine operations. Payments are made from current cash flows. At May 31, 1995 the Company had available $600,000 under this credit agreement.


Note 3 - Inventories consist of the following:
- ------


                                                      05/31/95      02/28/95
                                                    ----------    ----------

          Publishing Inventory                      $6,800,700    $6,616,800
          School Inventory                             352,800       354,000
                                                    ----------    ----------
                                                     7,153,500     6,970,800

          Reserve for Obsolescence                    (301,100)     (301,100)
                                                    ----------    ----------

                                                     6,852,400     6,669,700

          Less Noncurrent School Inventory             (80,900)      (80,900)
                                                    ----------    ----------

                                                    $6,771,500    $6,588,800
                                                    ==========    ==========


Note 4 - Other assets consist of the following:
- -------------------------------------------------

          Prepublication Costs                      $   40,900    $   49,900
          Advances to Employees                          1,600        40,900
          Other                                         41,300        41,600
                                                    ----------    ----------

                                                    $   83,800    $  132,400
                                                    ==========    ==========


Note 5 - The results of operations for the three months ended May 31, 1995 and
- ------
1994 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 6 - The information shown with respect to the three months ended May 31,
- ------
1995 and 1994, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1994 balances to conform with 1995 presentation.

Note 7  - These statements should be read in conjunction with the Notes to
- ------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1995, which are incorporated herein by reference, and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
- ------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS FOR THE
- ----------------------------------------------------------------------------
THREE MONTHS ENDED MAY 31, 1995
- -------------------------------


FINANCIAL CONDITION
- -------------------

The financial condition of the Company continues to strengthen. Working capital increased 24% at May 31, 1995 over year-end February 28, 1995. An increase in the level of receivables, offset by a decrease in payables, was the principal contributor to the increase in working capital. Net sales increased 48% for the three months ended May 31, 1995 over the three months ended May 31,1994.

Management continues to focus on increasing market share in its Library Service and Publishing Division and to increase revenue from the Home Business Division through increasing its sales consultants network. Management's analysis indicates that the increased exposure of its products through the Home Business Division contributes to increased sales in the Publishing Division. Because the Company has a relatively small share of the children's book market, Management believes there is potential to continue to increase market share in the Publishing and Library Service Division in the future. Additionally, based upon the feedback Management receives from Home Business Division sales consultants, the products being offered through this Division are well received by the public and becoming more widely known and accepted. Accordingly, Management expects this Division to continue to experience growth.

RESULTS OF OPERATIONS
- ---------------------

Revenues - Net sales from the Publishing Division were $2,036,100 for the three
- --------
months ended May 31, 1995, an increase of 27% over net sales of $1,601,800 for the three months ended May 31, 1994. This increase can be attributed to increased volume as the Division continued to increase it's market penetration. Management expects sales to continue to increase in the Publishing Division.

Net sales from the School Division increased 6% to $18,500 for the three months ended May 31, 1995 compared to $17,400 for the same three month period last year. With reductions in funding available to schools, cutbacks in spending occur. Often supplementary materials, which are the Division's primary products, are the first to be cut. Management believes its product line to be competitive in the school market, but the uncertainty of funding to schools is of concern. Management is evaluating its long-term options in the School Division.

Net sales from the Home Business Division were $1,645,800 for the three months ended May 31, 1995, an increase of 121% over the net sales of $743,800 for the three months ended May 31, 1994. This increase in net sales is the result of an increase in the number of active consultants, which can be attributed to new incentive programs which motivate and assist consultants in sales and recruiting. This Division offers the entire Usborne line of approximately 800 titles. Management believes this Division has excellent potential for continued growth.

Net sales from the Library Services Division were $303,200 for the three months ended May 31, 1995, compared to $337,400 for the same three month period a year ago, an decrease of 10%. Management is optimistic that this Division has excellent potential and that it expects sales to improve.

EDUCATIONAL DEVELOPMENT CORPORATION
- ------------------------------------------------------------------------



Operating Expenses - The Company's cost of sales increased to $1,689,800 for the
- ------------------
three months ended May 31, 1995 compared with $1,240,500 for the same period last year, an increase of 36%. Cost of sales as a percentage of gross sales was 26.5% for the three months ended May 31, 1995 compared with 27% for the same period a year ago.

Operating and selling expenses were $672,200 for the three months ended May 31, 1995 compared to $481,800 for the same period last year, an increases of 39%. Operating and selling expenses as a percentage of gross sales were 10% for the three months ended May 31, 1995 compared to 11% for the same period a year ago.

Sales commissions were $675,000 for the three months ended May 31, 1995 compared to $325,600 for the same period last year, an increase of 107%. Sales commissions as a percentage of gross sales were 11% for the three months ended May 31, 1995 compared to 7% for the same period last year. Sales commissions as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold.

General and administrative expenses increased to $190,000 for three months ended May 31, 1995 compared to $152,000 for the same period last year, an increase of 25%. General and administrative expenses as a percentage of gross sales were 3% for the three months ended May 31, 1995 and 3% for the same period last year.

Interest expense was $46,600 for the three months ended May 31, 1995 compared to $3,700 for the same period a year ago. This increase was attributable to increased borrowing levels throughout the current period when compared with the same period a year ago. The increased borrowing levels occurred as the Company paid its principal supplier for inventory acquired in an earlier period.

The Company's other income decreased to $100 for the three months ended May 31, 1995 compared with $200 for the same period last year.

EDUCATIONAL DEVELOPMENT CORPORATION
- ------------------------------------------------------------------------



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

    A. The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

      27  - Financial Data Schedule

    B.  Reports on Form 8-K

      1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
- ------------------------------------------------------------------------



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                       By      /s/ Randall W. White
                            --------------------------------
                           Randall W. White
                           President



Date:   July 14, 1995
     --------------------