Form 10QSB
period 1995-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 1995-10-16
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended August 31, 1995.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from________ to ________ .

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

                          Yes     X          No _______
                              --------

As of August 31, 1995 there were 2,283,247 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS (UNAUDITED)

                                           August 31, 1995      February 28, 1995
                                           ---------------      -----------------

ASSETS

  Cash and Cash Equivalents                    $     1,600             $  328,900
  Accounts Receivable - (less
  allowances for doubtful accounts
  and returns:  8/31/95 - $232,600
  2/28/95 - $206,000)                            3,419,200              1,743,900

  Inventories (Note 3)                           8,108,600              6,588,800
  Deferred Income Taxes (Note 1)                   256,400                257,000
  Prepaid Expenses                                 205,400                169,300
                                                 ---------              ---------

  Total Current Assets                          11,991,200              9,087,900


  Property, plant and equipment
  at cost (less accumulated
  depreciation:  8/31/95 - $386,700
  2/28/95 - $347,500)                              693,700                364,200
  Inventories (Note 3)                              80,900                 80,900
  Other Assets (Note 4)                             74,000                132,400
                                                 ---------              ---------

Total Assets                                   $12,839,800             $9,665,400
                                               ===========             ==========

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


BALANCE SHEETS (UNAUDITED and continued)

                                                                 August 31, 1995           February 28, 1995
                                                                 ---------------           -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                                               $ 3,053,300                  $    7,700

  Accounts payable                                                     3,063,900                   3,004,300

  Accrued salaries, bonuses and
  commissions                                                            153,400                     171,700

  Accrued test scoring                                                    17,200                      18,200

  Income taxes                                                            86,800                      67,700

  Other current liabilities                                              157,100                     123,200
                                                                     -----------                  ----------

  Total Current Liabilities                                            6,531,700                   3,392,800

LONG-TERM OBLIGATIONS                                                      -0-                     1,000,000

SHAREHOLDERS' EQUITY
(Notes 5 and 6):

  Common Stock, par value of
  $0.20 per share (authorized
  3,000,000 shares; issued
  2,369,120 shares and 2,344,120 shares)                                 473,800                     468,800

  Capital in excess of par value                                       4,629,100                   4,569,100
  Retained earnings                                                    1,280,200                     309,700
                                                                     -----------                  ----------
                                                                       6,383,100                   5,347,600

LESS TREASURY SHARES AT COST
(85,873 shares)                                                     (     75,000)                (    75,000)
                                                                     -----------                  ----------

TOTAL SHAREHOLDERS' EQUITY                                             6,308,100                   5,272,600
                                                                     -----------                  ----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                                               $12,839,800                  $9,665,400
                                                                     ===========                  ==========

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------

STATEMENT OF EARNINGS (UNAUDITED)

                                              Three Months Ended August 31          Six Months Ended August 31
                                                1995               1994               1995            1994
                                              ---------          ----------         ---------      -----------

Gross Sales                                $  7,594,600        $  5,324,700      $ 13,972,200     $  9,853,200
Less Discounts & Allowances                (  2,889,200)       (  2,265,900)     (  5,263,200)    (  4,094,000)
                                           ------------        ------------      ------------     ------------
Net Sales                                     4,705,400           3,058,800         8,709,000        5,759,200
Cost of Sales                                 2,023,700           1,428,000         3,713,500        2,668,500
                                           ------------        ------------      ------------     ------------
Gross Margin                                  2,681,700           1,630,800         4,995,500        3,090,700
Operating & Selling Exp.                        727,100             527,700         1,399,300        1,009,500
Sales Commissions                               792,600             357,300         1,467,600          682,900
General & Admin. Exp.                           215,200             204,300           405,200          356,300
Interest Expense                                 71,000               2,200           117,600            5,900
                                           ------------        ------------      ------------     ------------
Operating Income                                875,800             539,300         1,605,800        1,036,100
Other Income (Net)                                  300                 400               400              600
                                           ------------        ------------      ------------     ------------

Earnings Before Provision for
 Income Taxes                                   876,100             539,700         1,606,200        1,036,700
Provision for Income Taxes (Note 1)          (  336,300)         (  216,000)       (  635,700)      (  401,400)
                                               --------            --------          --------         --------

Net Earnings                               $    539,800        $    323,700      $    970,500     $    635,300
                                           ============        ============      ============     ============

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted                  $        .20        $        .13      $        .37     $        .25
                                           ============        ============      ============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted                     2,656,377           2,575,949         2,655,274        2,571,960
                                           ============        ============      ============     ============

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                    Common Stock
                              (par value $.20 per share)                               Treasury Stock
                               ------------------------                                --------------
                                   Number of             Capital in                   Number
                                    Shares               Excess of     Retained         of                  Shareholders'
                                    Issued     Amount    Par Value     Earnings       Shares       Amount       Equity
                                  ---------    -------  ----------   -----------     --------      -------   ----------
BALANCE, MARCH 1, 1995            2,344,120    $468,800  $4,569,100  $  309,700       85,873    $( 75,000)   $5,272,600

Net earnings                         -----       -----       -----      970,500        -----        -----       970,500

Exercise of options
  at $3.00/share                      5,000       1,000      14,000      -----         -----        -----        15,000

Exercise of options
  at $6.25/share                      5,000       1,000      30,250      -----         -----        -----        31,250

Exercise of options
  at $1.25/share                     15,000       3,000      15,750      -----         -----        -----        18,750
                                  ---------    --------  ----------  -----------      --------   ---------    ----------

BALANCE, AUGUST 31, 1995          2,369,120    $473,800  $4,629,100  $ 1,280,200        85,873  $( 75,000)   $6,308,100
                                  =========    ========  ==========  ===========      ========   ========     ==========

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            Three Months Ended August 31         Six Months Ended August 31
                                                            ----------------------------         --------------------------
                                                              1995             1994                  1995           1994
                                                            -------          -------             ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                         $    539,800      $  323,700           $    970,500   $    635,300
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                            21,400          27,700                 39,200         47,700
     Deferred income taxes                                  (  9,400 )     (   9,800 )                  600      (  11,600 )
     Provision for doubtful accounts
      and sales returns                                      168,000         305,800                466,400        501,000
     Changes in assets and liabilities:
       Accounts receivable                               ( 1,059,600 )     ( 670,400 )          ( 2,141,700 )  ( 1,024,500 )
       Inventories                                       ( 1,337,100 )     ( 264,400 )          ( 1,519,800 )   (  253,500 )
       Prepaid expenses                                    (  73,300 )     (  64,200 )            (  36,100 )    (  28,500 )
       Other assets                                            9,800          11,500                 58,400         21,900
       Accounts payable and accrued expenses               1,270,500         384,400                 74,200        278,200
       Income taxes payable                               (  165,300 )     ( 142,700 )               19,100     (   71,300 )
                                                             -------         -------                -------        -------

         Total adjustments                              (  1,175,000 )     ( 422,100 )          ( 3,039,700 )    ( 540,600 )
                                                           ---------         -------              ---------        -------
         Net cash provided by (used in) operating
          activities                                       ( 635,200 )     (  98,400 )          ( 2,069,200 )       94,700
                                                             -------          ------              ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     ( 220,100 )     (  25,000 )            ( 368,700 )    (  42,600 )
                                                             -------          ------                -------        -------
     Net cash used in investing activities                 ( 220,100 )     (  25,000 )            ( 368,700 )     ( 42,600 )
                                                             -------          ------                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                              2,080,000         330,000              4,780,000        940,000
   Payments under revolving credit
    agreement                                            ( 1,430,000 )     ( 330,000 )          ( 2,730,000 )   (  940,000 )
   Principal payments on capital lease
    obligations                                               (  100 )     (  10,100 )             (  4,400 )     ( 19,800 )
   Cash received from exercise of stock options               65,000             -                   65,000            -
                                                        ------------     -----------           ------------   ------------
     Net cash provided by (used in)
        financing activities                                 714,900       (  10,100 )            2,110,600     (   19,800 )
                                                        ------------    ------------           ------------   ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                              ( 140,400)      ( 133,500 )            ( 327,300 )       32,300
Cash and Cash Equivalents, Beginning of
  Period                                                     142,000         244,400                328,900         78,600
                                                        ------------      ----------           ------------   ------------
Cash and Cash Equivalents, End of Period                $      1,600      $  110,900           $      1,600   $    110,900
                                                        ============      ==========           ============   ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                              $     59,200      $    2,100           $     88,500   $      6,000
                                                        ============      ==========           ============   ============
    Cash paid for income taxes                          $    511,000      $  368,500           $    616,000   $    478,500
                                                        ============      ==========           ============   ============

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net tax deferred assets as of August 31, 1995 and March 1, 1995 are as follows:

                                           August 31, 1995      March 1, 1995
                                           ---------------      -------------
     Deferred tax assets:
      Expenses deducted on the cash
         basis for income tax purposes         $  6,700           $ 25,000
      Allowance for doubtful accounts
         and sales returns                       90,700             80,000
      Inventories                               117,400            118,000
      Amortization of assets not
         currently deductible                    55,200             48,000
                                               --------           --------
                                                270,000            271,000

     Deferred tax liability-
      Property and equipment                     13,600             14,000
                                               --------           --------

     Net deferred tax asset                    $256,400           $257,000
                                               ========           ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                        Three Months Ended August 31            Six Months Ended August 31
                                        ----------------------------            --------------------------
                                            1995             1994                  1995            1994
                                        -----------      -----------            ----------     -----------
     Income tax expense:
      Current                              $345,700       $225,800               $635,100      $ 413,000
      Deferred                          (     9,400 )    (   9,800 )                  600    (    11,600 )
                                           --------       --------               --------      ---------
                                           $336,300       $216,000               $635,700      $ 401,400
                                           ========       ========               ========      =========

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


Note 2 - Effective June 30, 1994 the Company signed a Fourth Amendment to Credit
------
and Security Agreement with State Bank which provides a $1,300,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $1,300,000 payable June 30, 1995. The note is collateralized by substantially all of the assets of the Company. During the first quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,000,000. During the second quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,750,000. $1,750,000 of the amended revolving credit agreement expires October 25, 1995 and the remaining $2,000,000 expires June 30, 1996. The note bears interest at prime plus 1%, payable monthly. The Company utilizes this line of credit primarily to fund routine operations. Payments are made from current cash flows. At August 31, 1995 the Company had available $700,000 under this credit agreement.

Effective September 25, 1995 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $6,000,000 line of credit which replaced the agreements referred to above. The line of credit is evidenced by a promissory note in the amount of $6,000,000 payable June 30, 1996. The note bears interest at prime plus 1/2%, payable monthly. The note is collateralized by substantially all of the assets of the Company.


Note 3 - Inventories consist of the following:
------

                                                                  08/31/95              02/28/95
                                                                  --------              --------

                Publishing Inventory                             $8,131,000            $6,616,800
                School Inventory                                    359,600               354,000
                                                                 ----------            ----------
                                                                  8,490,600             6,970,800

                 Reserve for Obsolescence                       (   301,100 )         (   301,100 )
                                                                 ----------            ----------
                                                                  8,189,500             6,669,700

                Less Noncurrent School Inventory                (    80,900 )         (    80,900 )
                                                                 ----------            ----------
                                                                 $8,108,600            $6,588,800
                                                                 ==========            ==========

Note 4 - Other assets consist of the following:
------

                Prepublication Costs                             $   31,900            $   49,900
                Advances to Employees                                 1,400                40,900
                Other                                                40,700                41,600
                                                                 ----------            ----------

                                                                 $   74,000            $  132,400
                                                                 ==========            ==========

Note 5 - The results of operations for the three and six months ended August 31,
------
1995 and 1994 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 6 - The information shown with respect to the three and six months ended
------
August 31, 1995 and 1994, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1994 balances to conform with 1995 presentation.

Note 7  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1995 and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS FOR THE SIX
--------------------------------------------------------------------------------
MONTHS ENDED AUGUST 31, 1995
----------------------------


FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital decreased slightly at August 31, 1995 over amounts at year-end February 28, 1995. The Company's debt increased $2,000,000 over amounts at year end February 28, 1995 resulting in a $3,000,000 increase over year end in current liabilities. This debt matures within one year and is classified as a current liability. This increase was offset by increases in the level of receivables and inventory. Sales increased 51% for the six months ended August 31, 1995 over the six months ended August 31,1994.

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

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Publishing Division were $4,518,900 for the six
--------
months ended August 31, 1995, an increase of 28% over net sales of $3,526,700 for the six months ended August 31, 1994. This increase can be attributed to increased volume as the Division continued to increase it's market penetration. Management expects sales to continue to increase in the Publishing Division.

Net sales from the School Division decreased 43% to $ 28,400 for the six months ended August 31, 1995 compared to $49,700 for the same six month period last year. With reductions in funding available to schools, cutbacks in spending occur. Often supplementary materials, which are the Division's primary products, are the first to be cut. Management believes its product line to be competitive in the school market, but the uncertainty of funding to schools is of concern. Management is evaluating its long-term options in the School Division.

Net sales from the Home Business Division were $3,457,900 for the six months ended August 31, 1995, an increase of 122% over the net sales of $1,555,800 for the six months ended August 31, 1994. This increase in net sales is the result of an increase in the number of active consultants, which can be attributed to new incentive programs which motivate and assist consultants in sales and recruiting. This Division offers the entire Usborne line of approximately 800 titles. Management believes this Division has excellent potential for continued growth.

Net sales from the Library Services Division were $703,800 for the six months ended August 31, 1995, compared to $627,000 for the same six month period a year ago, an increase of 12%. This increase resulted from an increase in sales volume as the Division continued to increase it's market share. Management is optimistic that this Division has excellent potential and that it expects sales to improve.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------



Operating Expenses - The Company's cost of sales increased to $3,713,500 for the
------------------
six months ended August 31, 1995 compared with $2,668,500 for the same period last year, an increase of 39%. Cost of sales as a percentage of gross sales was 26.6% for the six months ended August 31, 1995 compared with 27% for the same period a year ago.

Operating and selling expenses were $1,399,300 for the six months ended August 31, 1995 compared to $1,009,500 for the same period last year, an increase of 38.6%. Operating and selling expenses as a percentage of gross sales were 10% for the six months ended August 31, 1995 compared to 10.2% for the same period a year ago.

Sales commissions were $1,467,600 for the six months ended August 31, 1995 compared to $682,900 for the same period last year, an increase of 115%. Sales commissions as a percentage of gross sales were 10.5% for the six months ended August 31, 1995 compared to 6.9% for the same period last year. Sales commissions as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold.

General and administrative expenses increased to $405,200 for six months ended August 31, 1995 compared to $356,300 for the same period last year, an increase of 13.7%. General and administrative expenses as a percentage of gross sales were 2.9% for the six months ended August 31, 1995 and 3.6% for the same period last year.

Interest expense was $117,600 for the six months ended August 31, 1995 compared to $5,900 for the same period a year ago. This increase was attributable to increased borrowing levels throughout the current period when compared with the same period a year ago. The increased borrowing levels occurred as the Company paid its principal supplier for inventory acquired in an earlier period.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

       A.  Exhibits

           1.  None

       B.  Reports on Form 8-K

           1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------



                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EDUCATIONAL DEVELOPMENT CORPORATION
                                 (Registrant)



                         By   /s/ Randall W. White
                           --------------------------
                           Randall W. White
                           President




Date:   October 16, 1995
     -----------------------