Form 10QSB
period 1995-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 1996-01-16
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended November 30, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ______________ to ______________.

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

                           Yes     X       No
                              ---------       ---------

As of November 30, 1995 there were 2,283,247 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------------


PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS (UNAUDITED)

                                         November 30, 1995    February 28, 1995
                                         -----------------    -----------------

ASSETS

  Cash and Cash Equivalents                $   102,500            $  328,900
  Accounts Receivable - (less
  allowances for doubtful accounts
  and returns: 11/30/95 - $246,900
  2/28/95 - $206,000)                        3,545,000             1,743,900

  Inventories (Note 3)                       9,537,200             6,588,800
  Deferred Income Taxes (Note 1)               265,700               257,000
  Prepaid Expenses                             166,100               169,300
                                           -----------            ----------

  Total Current Assets                      13,616,500             9,087,900


  Property, plant and equipment
  at cost (less accumulated
  depreciation: 11/30/95 - $416,000
  2/28/95 - $347,500)                          749,300               364,200
  Inventories (Note 3)                          80,900                80,900
  Other Assets (Note 4)                         67,400               132,400
                                           -----------            ----------

Total Assets                               $14,514,100            $9,665,400
                                           ===========            ==========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------------------------------


BALANCE SHEETS (UNAUDITED and continued)


                                        November 30, 1995   February 28, 1995
                                        ------------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                     $ 3,940,000          $    7,700

  Accounts payable                           2,918,600           3,004,300

  Accrued salaries, bonuses and
  commissions                                  379,300             171,700

  Accrued test scoring                          17,000              18,200

  Income taxes                                 119,400              67,700

  Other current liabilities                    288,800             123,200
                                           -----------          ----------

  Total Current Liabilities                  7,663,100           3,392,800

LONG-TERM OBLIGATIONS                              -0-           1,000,000

SHAREHOLDERS' EQUITY
(Notes 5 and 6):

  Common Stock, par value of
  $0.20 per share (authorized
  3,000,000 shares; issued
  2,369,120 shares and 2,344,120 shares        473,800             468,800

  Capital in excess of par value             4,629,100           4,569,100
  Retained earnings                          1,823,100             309,700
                                           -----------          ----------
                                             6,926,000           5,347,600

LESS TREASURY SHARES AT COST
(85,873 shares)                           (     75,000)        (    75,000)
                                           -----------          ----------

TOTAL SHAREHOLDERS' EQUITY                   6,851,000           5,272,600
                                           -----------          ----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                     $14,514,100          $9,665,400
                                           ===========          ==========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------------------------------

STATEMENT OF EARNINGS (UNAUDITED)

                                       Three Months Ended November 30          Nine Months Ended November 30
                                           1995            1994                   1995            1994
                                       -------------   --------------         -------------   --------------

Gross Sales                            $  8,649,000    $  5,861,000           $ 22,621,200    $ 15,714,200
Less Discounts & Allowances            (  2,750,100)   (  2,214,100)          (  8,013,300)   (  6,308,100)
                                       ------------    ------------           ------------    ------------
Net Sales                                 5,898,900       3,646,900             14,607,900       9,406,100
Cost of Sales                             2,352,000       1,581,300              6,065,500       4,249,800
                                       ------------    ------------           ------------    ------------
Gross Margin                              3,546,900       2,065,600              8,542,400       5,156,300
Operating & Selling Exp.                    914,700         636,300              2,314,000       1,645,800
Sales Commissions                         1,426,300         681,600              2,893,900       1,364,500
General & Admin. Exp.                       238,300         196,700                643,500         553,000
Interest Expense                             86,800           1,000                204,400           6,900
                                       ------------    ------------           ------------    ------------
Operating Income                            880,800         550,000              2,486,600       1,586,100
Other Income -Net                               400             200                    800             800
                                       ------------    ------------           ------------    ------------

Earnings Before Provision for
 Income Taxes                               881,200         550,200              2,487,400        1,586,900
Provision for Income Taxes (Note 1)      (  338,300)     (  209,400)            (  974,000)      (  610,800)
                                       ------------    ------------           ------------    ------------

Net Earnings                           $    542,900    $    340,800           $  1,513,400     $    976,100
                                       ============    ============           ============     ============


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted              $        .20    $        .13           $        .57     $        .38
                                       ============    ============           ============     ============


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted                 2,680,476       2,639,054              2,663,675        2,594,325
                                       ============    ============           ============      ===========

EDUCATIONAL DEVELOPMENT CORPORATION
-------------------------------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                           Common Stock
                    (par value $.20 per share)                            Treasury Stock
                    --------------------------                            --------------
                          Number of            Capital in                Number
                           Shares              Excess of    Retained       of                 Shareholders'
                           Issued     Amount   Par Value    Earnings     Shares     Amount       Equity
                          ---------  --------  ----------  -----------  --------  ----------  -------------
BALANCE, MARCH 1, 1995    2,344,120  $468,800  $4,569,100   $  309,700    85,873  $( 75,000)     $5,272,600

Net earnings                  -----     -----       -----    1,513,400     -----      -----       1,513,400

Exercise of options
  at $3.00/share              5,000     1,000      14,000        -----     -----      -----          15,000

Exercise of options
  at $6.25/share              5,000     1,000      30,250        -----     -----      -----          31,250

Exercise of options
  at $1.25/share             15,000     3,000      15,750        -----     -----      -----          18,750
                          ---------  --------  ----------  -----------  --------  ---------      ----------

BALANCE, NOV. 30, 1995    2,369,120  $473,800  $4,629,100   $1,823,100    85,873  $( 75,000)     $6,851,000
                          =========  ========  ==========  ===========  ========  =========      ==========

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Three Months Ended November 30        Nine Months Ended November 30
                                                     ------------------------------       -------------------------------
                                                         1995              1994               1995               1994
                                                     -------------      -----------       -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $    542,900       $  340,800        $  1,513,400       $    976,100
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                         29,300           30,300              68,500             78,000
     Deferred income taxes                               (  9,300)       (   8,100)           (  8,700)         (  19,700)
     Provision for doubtful accounts
      and sales returns                                   299,800          269,700             766,200            770,700
     Changes in assets and liabilities:
       Accounts receivable                            (   425,600)       ( 634,800)        ( 2,567,300)       ( 1,659,300)
       Inventories                                    ( 1,428,600)       ( 624,600)        ( 2,948,400)        (  878,100)
       Prepaid expenses                                    39,300        (  35,600)              3,200          (  64,100)
       Other assets                                         6,600         (  6,600)             65,000             15,300
       Accounts payable and accrued expenses              212,100          922,300             286,300          1,200,500
       Income taxes payable                                32,600           51,000              51,700         (   20,300)
                                                     ------------       ----------        ------------       ------------
         Total adjustments                           (  1,243,800)       (  36,400)        ( 4,283,500)         ( 577,000)
                                                     ------------       ----------        ------------       ------------

         Net cash provided by (used in) operating
          activities                                   (  700,900)         304,400         ( 2,770,100)           399,100
                                                     ------------       ----------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                 (   84,900)       (  27,900)          ( 453,600)         (  70,500)
                                                     ------------       ----------        ------------       ------------

     Net cash used in investing activities             (   84,900)       (  27,900)          ( 453,600)          ( 70,500)
                                                     ------------       ----------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                           3,290,000             --             8,070,000            940,000
   Payments under revolving credit
    agreement                                         ( 2,400,000)            --           ( 5,130,000)        (  940,000)
   Principal payments on capital lease
    obligations                                          (  3,300)       (  10,600)           (  7,700)          ( 30,400)
   Sale of treasury stock                                    --             86,300                --               86,300
   Cash received from exercise of stock options              --               --                65,000               --
                                                     ------------       ----------        ------------       ------------
     Net cash provided by financing activities            886,700           75,700           2,997,300             55,900
                                                     ------------       ----------        ------------       ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                             100,900          352,200           ( 226,400)           384,500
Cash and Cash Equivalents, Beginning of
  Period                                                    1,600          110,900             328,900             78,600
                                                     ------------       ----------        ------------       ------------
Cash and Cash Equivalents, End of Period             $    102,500       $  463,100        $    102,500       $    463,100
                                                     ============       ==========        ============       ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                           $     89,400       $    1,100        $    177,900       $      7,100
                                                     ============       ==========        ============       ============
    Cash paid for income taxes                       $    315,000       $  166,500        $    931,000       $    620,000
                                                     ============       ==========        ============       ============

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net tax deferred assets as of November 30, 1995 and March 1, 1995 are as follows:

                                      November 30, 1995  March 1, 1995
                                      -----------------  -------------
Deferred tax assets:
 Expenses deducted on the cash
    basis for income tax purposes         $  6,700          $ 25,000
   Allowance for doubtful accounts
    and sales returns                       96,300            80,000
   Inventories                             117,400           118,000
   Amortization of assets not
    currently deductible                    58,900            48,000
                                          --------          --------
                                           279,300           271,000

  Deferred tax liability-
   Property and equipment                   13,600            14,000
                                          --------          --------

  Net deferred tax asset                  $265,700          $257,000
                                          ========          ========


Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                       Three Months Ended November 30        Nine Months Ended November 30
                       -------------------------------      -------------------------------
                           1995                1994             1995               1994
                       -----------         -----------      ------------       ------------
Income tax expense:
 Current                 $347,600            $217,500         $982,700           $ 630,500
 Deferred              (    9,300)         (    8,100)       (   8,700)         (   19,700)
                         --------            --------         --------           ---------
                         $338,300            $209,400         $974,000           $ 610,800
                         ========            ========         ========           =========

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------


Note 2 - Effective June 30, 1994 the Company signed a Fourth Amendment to Credit
------
and Security Agreement with State Bank which provided a $1,300,000 line of credit. The line of credit was evidenced by a promissory note in the amount of $1,300,000 payable June 30, 1995. The note was collateralized by substantially all of the assets of the Company. During the first quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,000,000. During the second quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,750,000. $1,750,000 of the amended revolving credit agreement expired October 25, 1995 and the remaining $2,000,000 expired June 30, 1996. The note bore interest at prime plus 1%, payable monthly.

Effective September 25, 1995 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $6,000,000 line of credit which replaced the agreements referred to above. The line of credit is evidenced by a promissory note in the amount of $6,000,000 payable June 30, 1996. The note bears interest at prime plus 1/2%, payable monthly and is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. Payments are made from current cash flows. At November 30, 1995 the Company had available $2,060,000 under this credit agreement.


Note 3 - Inventories consist of the following:
------


                                                     11/30/95      02/28/95
                                                    ----------    ----------

  Publishing Inventory                              $9,553,400    $6,616,800
  School Inventory                                     365,800       354,000
                                                    ----------    ----------
                                                     9,919,200     6,970,800

   Reserve for Obsolescence                         (  301,100)   (  301,100)
                                                    ----------    ----------
                                                     9,618,100     6,669,700

  Less Noncurrent School Inventory                  (   80,900)   (   80,900)
                                                    ----------    ----------

                                                    $9,537,200    $6,588,800
                                                    ==========    ==========

Note 4 - Other assets consist of the following:


  Prepublication Costs                              $   22,900    $   49,900
  Advances to Employees                                  4,700        40,900
  Other                                                 39,800        41,600
                                                    ----------    ----------

                                                    $   67,400    $  132,400
                                                    ==========    ==========


Note 5 - The results of operations for the three and nine months ended
------
November 30, 1995 and 1994 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 6 - The information shown with respect to the three and nine months ended
------
November 30, 1995 and 1994, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1994 balances to conform with 1995 presentation.

Note 7  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1995 and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE
---------------------------------------------------------------------------
NINE MONTHS ENDED NOVEMBER 30, 1995
-----------------------------------


FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital increased slightly at November 30, 1995 over amounts at year-end February 28, 1995. The Company's debt increased $2,940,000 over amounts at year end February 28, 1995 resulting in a $4,200,000 increase over year end in current liabilities. This debt matures within one year and is classified as a current liability. This increase was offset by increases in the level of receivables and inventory. Sales increased 55% for the nine months ended November 30, 1995 over the nine months ended November 30, 1994.

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

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Publishing Division were $6,534,400 for the nine
--------
months ended November 30, 1995, an increase of 26% over net sales of $5,195,000 for the nine months ended November 30, 1994. This increase can be attributed to increased volume as the Division continued to increase it's market penetration.

Net sales from the School Division decreased 69% to $ 34,200 for the nine months ended November 30, 1995 compared to $109,900 for the same nine month period last year. With reductions in funding available to schools, cutbacks in spending occur. Often supplementary materials, which are the Division's primary products, are the first to be cut. Management believes its product line to be competitive in the school market, but the uncertainty of funding to schools is of concern. Management is evaluating its long-term options in the School Division.

Net sales from the Home Business Division were $6,937,600 for the nine months ended November 30, 1995, an increase of 120% over the net sales of $3,150,300 for the nine months ended November 30, 1994. This increase in net sales is the result of an increase in the number of active consultants, which can be attributed to new incentive programs which motivate and assist consultants in sales and recruiting. This Division offers the entire Usborne line of approximately 800 titles.

Net sales from the Library Services Division were $1,101,700 for the nine months ended November 30, 1995, compared to $950,900 for the same nine month period a year ago, an increase of 16%. This increase resulted from an increase in sales volume as the Division continued to increase it's market share.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------



Operating Expenses - The Company's cost of sales increased to $6,065,500 for the
------------------
nine months ended November, 1995 compared with $4,249,800 for the same period last year, an increase of 43%. Cost of sales as a percentage of gross sales was 26.8% for the nine months ended November 30, 1995 compared with 27% for the same period a year ago.

Operating and selling expenses were $2,314,000 for the nine months ended November 30, 1995 compared to $1,645,800 for the same period last year, an increase of 40.6%. Operating and selling expenses as a percentage of gross sales were 10.2% for the nine months ended November 30, 1995 compared to 10.5% for the same period a year ago.

Sales commissions were $2,893,900 for the nine months ended November 30, 1995 compared to $1,364,500 for the same period last year, an increase of 112%. Sales commissions as a percentage of gross sales were 12.8% for the nine months ended November 30, 1995 compared to 8.7% for the same period last year. Sales commissions as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold.

General and administrative expenses increased to $643,500 for nine months ended November 30, 1995 compared to $553,000 for the same period last year, an increase of 16.4%. General and administrative expenses as a percentage of gross sales were 2.8% for the nine months ended November 30, 1995 and 3.5% for the same period last year.

Interest expense was $204,400 for the nine months ended November 30, 1995 compared to $6,900 for the same period a year ago. This increase was attributable to increased borrowing levels throughout the current period when compared with the same period a year ago. The increased borrowing levels occurred as the Company increased its inventory levels to provide for anticipated increases in future sales.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

       A.  Exhibits

           1.  None

       B.  Reports on Form 8-K

           1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------------------------------



                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                       By      /s/ Randall W. White
                            -------------------------------
                            Randall W. White
                            President



Date:   January 16, 1996
     -----------------------