Form 10KSB
period 1996-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 1996-05-29
CIK 31667

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended February 29, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ____________  to ____________.

                         Commission file number: 0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

        Delaware                                        73-0750007
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

10302 East 55th Place, Tulsa, Oklahoma     74146-6515
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number:  (918) 622-4522

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.20 par value
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes   X         No
                       ------          ------

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year:  $19,253,467.

          As of May 13, 1996, 5,224,298 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 3,908,639 shares (total outstanding less shares held by all officers, directors and 401K Plan) extended at the closing market price on May 13, 1996, of these shares traded on the Nasdaq National Market, was approximately $43,995,029.

                      DOCUMENTS INCORPORATED BY REFERENCE

                             Incorporated Document
                             ---------------------

All information under the caption "Election of Directors" and "Compliance With
Section 16(a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held July 25, 1996.

All information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held July 25, 1996.

All information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held July 25, 1996.

                            Location in Form 10-KSB
                            -----------------------

                       Part III - Item 9(a) and Item 9(c)



                               Part III - Item 10



                               Part III - Item 11


NOTE:  Part III - Item 13 is located at pages 12 to 15 herein.

                      EDUCATIONAL DEVELOPMENT CORPORATION

                           FORM 10-KSB ANNUAL REPORT

                     FOR THE YEAR ENDED FEBRUARY 29, 1996

                                    PART 1
                                    ------
Item 1.  DESCRIPTION OF BUSINESS
- -------  -----------------------

     Educational Development Corporation ("EDC" or the "Company"), a Delaware corporation with its principal office in Tulsa, Oklahoma, is engaged in three major activities. Its Publishing Division distributes books and some educational materials to book stores, toy stores, specialty stores and other retail outlets. The Home Business Division distributes books through independent consultants who hold book showings in individual homes and through book fairs, fund raisers and directs sales. The Library Services Division distributes books to public and school libraries. This Division distributes titles published by EDC as well as numerous other publishers.

     The Company was incorporated on August 23, 1965. The Company's original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

     (a) Significant Events During Fiscal Year 1996
         ------------------------------------------

     Effective February 29, 1996 the Company discontinued and wrote off all the assets of its School Division which distributed classroom instructional materials, testing services and microcomputer systems for the management of instruction in the classroom. The Company anticipates that the liquidation will be completed during fiscal year 1997 through the disposal of the remaining assets. It is unknown what proceeds, if any, might be received from this liquidation.

     Management made the decision to discontinue the School Division in order to reallocate time and resources to its Home Business Division and Publishing Division, which experienced growth in sales for FY 1996 of 116% and 25% respectively.

     (b) General Development of Business
         -------------------------------

     During Fiscal Year (FY) 1996, the Company operated primarily three divisions: Publishing, Home Business, and Library Services. The Publishing Division markets books to book, toy and specialty stores, as well as to school and public libraries. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, fund raisers and direct sales. The Library Services Division markets books to libraries.

Net Sales for each of the three divisions were as follows:

                                    NET SALES BY DIVISION
               -----------------------------------------------------------------
                     FY 1996                FY 1995                FY 1994
               --------------------   --------------------   -------------------
                           Percent                Percent               Percent
                 ($ M )    of Total     ($ M )    of Total    ($ M )    of Total
               ---------   --------   ---------   --------   --------   --------
Publishing     $ 8,191.1     42.5     $ 6,536.9     52.9     $5,269.1       66.6
Home Business    9,516.0     49.4       4,390.4     35.5      1,641.4       20.7
Lib. Serv        1,546.4      8.1       1,426.0     11.6      1,003.7       12.7
               ---------    -----     ---------    -----     --------      -----
               $19,253.5    100.0     $12,353.3    100.0     $7,914.2      100.0
               =========    =====     =========    =====     ========      =====

(c)   Financial Information about Industry Segments
      ---------------------------------------------

      Marketing and distribution of books to the retail trade, including book stores, toy stores, specialty stores and other retail outlets as well as school and public libraries, is the principal industry segment in which the Company is engaged. Reference is made to the financial information contained elsewhere in this report for financial results of the Company's operations.

(d)   Narrative Description of Business
      ---------------------------------

(i)   Publishing Division

      The Division's principal product is a line of children's books produced in the United Kingdom by Usborne Publishing Limited and marketed in the United States by EDC. The Company has sole distribution rights in the United States to the Usborne titles. The Company currently offers approximately 800 different titles.

(ii)  Home Business Division

      The Home Business Division markets the Usborne line of approximately 800 titles through a combination of direct sales, home parties, fund raisers and book fairs sold through a network marketing system.

(iii)  Library Services Division

       The Library Services Division distributes books to public and school libraries. Titles distributed include the Usborne titles as well as titles published by numerous other publishers.

(iv)   Research and Development

       The Company did not incur any research and development expenses during the last three fiscal years.

(v)  Marketing

    (a)  Publishing Division

         The Publishing Division markets through commissioned trade representatives who call on book, toy and specialty stores; and through marketing by telephone to the trade as well as to school and public libraries. The Publishing Division contributed 42.5% to the Company's net sales in FY 1996 compared to 52.9% in FY 1995. This Division markets to approximately 12,000 book, toy and specialty stores and public and school libraries. Significant orders have been received from major book chains. During the current fiscal year the division continued to make inroads into mass merchandising outlets such as drug, department and discount stores.

     (b)  Home Business Division

          The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, fund raisers and book fairs. The division had 6,050 consultants in 50 states at February 29, 1996.

     (c)  Library Services Division

          The Library Services Division markets through commissioned school and library representatives who call on school and public libraries. Titles are offered from 20 different publishers as well as the Company's own titles.

(vii)  Competition

     (a)  Publishing Division

          The Publishing Division faces strong competition from large U.S. and international companies which have much larger financial resources. Industry sales are over $2.3 billion annually. Publishing Division's sales are less than 1/2 of 1% of industry sales. Competitive factors include product quality, price and deliverability. Management believes it can compete well in these areas.

     (b)  Home Business Division

          The Home Business Division faces stiff competition from several other direct selling companies which have larger financial resources. Management believes its superior product line will enable this Division to be highly competitive in this area.

     (c)  Library Services Division

          The Library Services Division encounters competition from many other publishers and distributors in the marketing of books to public and school libraries. The Company believes that by its policy of offering titles of the Company's own line, including making certain of these titles exclusive to its sales force, plus offering the titles of twenty other publishers, it has an advantage over those publishers who offer only a single line. Federal and State funding cuts to schools affect the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division's future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress.

(viii)  Seasonality

     (a)  Publishing Division

        The level of shipments of the Company's books is greatest in the Fall while retailers are stocking up for Holiday sales.

     (b)  Home Business Division

        The level of sales for Home Business Division is greatest during the Fall as individuals prepare for the Holiday season.

     (c)  Library Services Division

        The level of shipments for this Division is greatest during early Fall as school libraries prepare for the current term.

(ix)    Government Funding

        Local, state and Federal funds are important to the Library Services Division. In many cities and states in which the Company does business, school funds have been severely cut.

(x)     Trademarks, Copyrights and Patents

        The Company has eight to twelve registered copyrights and trademarks which have 10 year durations expiring at various dates through the year 2001. The Company considers the registered copyrights and trademarks which it owns and has licenses to use to be very important to the development of the goodwill of its business and to the acceptance of its products. It has expended and is continuing to expend money and effort in protecting and preserving its rights thereunder.

(xi)    Employees

        As of May 1, 1996, the Company had 52 full-time employees and 31 part-time employees. The Company believes its relations with its employees to be good.


Item 2. DESCRIPTION OF PROPERTIES
- ------- -------------------------

        The Company moved its operations and executive offices on March 1, 1986, to 10302 E. 55th PL, Tulsa, Oklahoma. The Company leases approximately 80,400 square feet of office and warehouse space under a 5 year renewable lease which expires February 28, 1999.

        The Company's operating facility is maintained in good condition and is adequately insured. Equipment items are well maintained and in good operating condition consistent with the requirement of the Company's business. The Company believes that its operating facility meets both its present need and its needs for future expansion.

Item 3.  LEGAL PROCEEDINGS
- -------  -----------------

        The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

    On February 12, 1996 the Company mailed to all stockholders of record at February 5, 1996 a Proxy Statement and Notice of Special Meeting of stockholders to be held March 13, 1996. The purpose of the special meeting was to consider and vote upon a proposal to approve an amendment to the Corporation's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.20 per share, from 3,000,000 to 6,000,000.

    The amendment was approved by the shareholders. The Company then announced a two-for-one stock split on the Company's outstanding Common Stock, effective and payable to stockholders of record at April 1, 1996.


                                    PART II
                                    -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
- -------  ------------------------------------
         STOCKHOLDER MATTERS
         -------------------

          The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 1996 and 1995, as reported by the National Association of Securities Dealers, Inc., as adjusted for the two-for-one stock split, were as follows:


                        1996             1995
                   ---------------  ---------------
Period              High     Low     High     Low
- ---------          ------  -------  ------  -------
1st Qtr..          7-9/16    5-5/8  3-7/16  2-11/16
2nd Qtr..          9         5-1/2  4-3/16  2-7/8
3rd Qtr..          11-7/8    7-1/2   7-1/4  4
4th Qtr..          13-1/8  8-15/16   8-1/4  5-3/8

The number of shareholders of record of EDC's common stock at May 13, 1996 was 1032.

No dividends were paid in fiscal years 1996 and 1995.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
- ------- ---------------------------------------
        PLAN OF OPERATION
        -----------------

       (a)  General
            -------

     Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company's business that may be beyond its control.

FY 1996 vs FY 1995
- ------------------

      The Publishing Division's sales increased 25% in FY 1996 over FY 1995. This increase can be attributable to an increase in volume and an increase in market penetration. Orders continue to increase in size with larger quantities per order as well as multiple titles being ordered. The rack program continues to increase with 201 new racks placed during FY 1996 in bookstores throughout the country. The Division now has 2383 racks in place in bookstores. The racks hold approximately 220 books and offer the retail merchant an excellent method of displaying many of the Company's titles. The telemarketing staff opened 609 new accounts during FY 1996 vs 811 new accounts in FY 1995. Management expects sales for FY 1997 to increase over FY 1996.

      The Home Business Division's sales increased 116% in FY 1996 compared with FY 1995. This is due to a 147% increase in the number of independent consultants distributing the books. The Division continued to offer new and exciting consultant incentive programs during FY 1996, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. The Division continued to hold several training seminars during the year to train supervisors and to exchange ideas with other supervisors. Management expects sales for FY 1997 to increase over FY 1996.

      The Library Services Division's sales increased 8% in FY 1996 compared with FY 1995. Management believes this increase was due primarily to increased market penetration by the commissioned sales force. The Division now represents 20 other publishers in addition to the Usborne line of titles. Management continues to evaluate the entire range of publishers it represents in order to find the right blend of titles to offer the schools. Management expects sales for FY 1997 to increase over FY 1996.

FY 1995 vs FY 1994
- ------------------

    The Publishing Division's sales increased 24% in FY 1995 over FY 1994. This increase was attributable to an increase in volume and an increase in market penetration. Orders continue to increase in size with larger quantities per order as well as multiple titles being ordered. The rack program continues to increase with 266 new racks placed during FY 1995 in bookstores throughout the country. The telemarketing staff opened 811 new accounts during FY 1995 vs 1,004 new accounts in FY 1994.

    The Home Business Division's sales increased 167% in FY 1995 compared with FY 1994. This was due to a 110% increase in the number of independent consultants distributing the books. The Division continued to offer new and exciting consultant incentive programs during FY 1995, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. The Division continued to hold several training seminars during the year to train supervisors and to exchange ideas with other supervisors.

    The Library Services Division's sales increased 42% in FY 1995 compared with FY 1994. Management believes this increase was due primarily to increased market penetration by the commissioned sales force. The Division now represents 20 other publishers in addition to the Usborne line of titles. Management continues to evaluate the entire range of publishers it represents in order to find the right blend of titles to offer the schools.


FY 1996 vs FY 1995
- ------------------

    Cost of sales increased 45% for FY 1996 over FY 1995. Cost of sales as a percent of gross sales was 27.1% in FY 1996 compared with 27.3% in FY 1995. Cost of goods as a percentage of gross sales fluctuates depending upon the mix of products sold during a given year. Management believes that its cost of goods sold will be approximately 28% of gross sales for FY 1997.

    Operating and selling expenses increased 40% for FY 1996 over FY 1995. As a percent of gross sales these costs were 10.8% in FY 1996 compared to 11.2% in FY 1995. Sales incentives increased 167% in the Home Business Division as a result of the increase in sales. Management expects operating and selling expense to be 10% - 12% of sales for FY 1997.

    Sales commissions increased 101% during FY 1996 over FY 1995. As a percent of gross sales, these costs were 12.8% in FY 1996 compared with 9.3% in FY 1995. Sales commission as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold and the Division which makes the sale. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission cost.

    General and administrative costs increased 20.5% in FY 1996 compared with FY 1995. As a percentage of gross sales, these costs were 3.1% in FY 1996 versus 3.7% in FY 1995. General and administrative costs are not always directly affected by sales, so comparison of these costs as a percentage of sales can be misleading. Salaries increased 23% as additional staff was added in the financial and administrative areas.

    Interest expense increased $287,897 during FY 1996 compared with FY 1995. As a percentage of gross sales, interest expense was 1% in FY 1996 and negligible in FY 1995. This increase was due primarily to the increased borrowing levels during FY 1996 and a higher average interest rate.

FY 1995 vs FY 1994
- ------------------

    Cost of sales increased 49% for FY 1995 over FY 1994. Cost of sales as a percent of gross sales was 27.3% in FY 1995 compared with 27.6% in FY 1994. Cost of goods as a percentage of gross sales fluctuates depending upon the mix of products sold during a given year.

    Operating and selling expenses increased 34.4% for FY 1995 over FY 1994. As a percent of gross sales these costs were 11.2% in FY 1995 compared to 12.6% in FY 1994. Travel costs increased 96% as the Home Business Division sponsored several consultant travel contests throughout the year.

    Sales commissions increased 117% during FY 1995 over FY 1994. As a percent of gross sales, these costs were 9.3% in FY 1995 compared with 6.5% in FY 1994. Sales commission as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold and the Division which makes the sale. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission cost.

    General and administrative costs increased 24.7% in FY 1995 compared with FY 1994. As a percentage of gross sales, these costs were 3.7% in FY 1995 versus 4.5% in FY 1994. General and administrative costs are not always directly affected by sales, so comparison of these costs as a percentage of sales can be misleading.

    Interest expense decreased 66% during FY 1995 compared with FY 1994. As a percentage of gross sales, interest expense was negligible in FY 1995 and in FY 1994. This decline was due primarily to the decreased borrowing levels during FY 1995.

    (b) Financial Position
        ------------------

    Working capital increased 4% at fiscal year end 1996 over fiscal year end 1995. Higher inventory levels (addressed fully in Liquidity and Capital Resources), partially offset by higher payables and current debt, was the principal contributor to the increase in working capital. Management expects its financial position to continue to improve during FY 1997 and to have increased working capital at fiscal year end 1997.

    (c)  Liquidity and Capital Resources
         -------------------------------

     Management believes the Company's liquidity at February 29, 1996, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during FY 1997. Capital expenditures are expected to be less than $750,000 in FY 1997. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements, and additions to the warehouse shipping system.

     Effective June 30, 1994 the Company signed a Fourth Amendment to Credit and Security Agreement with State Bank which provided a $1,300,000 line of credit. The line of credit was evidenced by a promissory note in the amount of $1,300,000 payable June 30, 1995. The note was collateralized by substantially all of the assets of the Company. During the first quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,000,000. During the second quarter of fiscal year 1996 this revolving credit agreement was amended, increasing the line to $3,750,000. $1,750,000 of the amended revolving credit agreement expired October 25, 1995 and the remaining $2,000,000 was to expire June 30, 1996. The note bore interest at a prime plus 1%, payable monthly.

     Effective September 25, 1995 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $6,000,000 line of credit which replaced the agreements referred to above. The line of credit is evidenced by a promissory note in the amount of $6,000,000 payable June 30, 1996. The note bears interest at prime plus 1/2%, payable monthly (8.75% at February 29, 1996) and is collateralized by substantially all of the assets of the Company. Payments are made from current cash flows. At February 29, 1996 the Company had available $180,000 under this credit agreement.

     The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company is negotiating to renew this facility when it matures June 30, 1996. The Company believes its borrowing capacity under this line to be adequate for the next several years.

     The Company used cash in operating activities during FY 1996.   Accounts
receivable increased in FY 1996 over FY 1995. The Company offered several promotions during FY 1996 with extended payment terms. The Company expects to realize the cash flow from these promotions during the early part of FY 1997. The Company has placed renewed emphasis on collection efforts and the tightening of credit controls in order to maintain cash flows.

     Inventories increased during FY 1996 over FY 1995 as the Company continues its efforts to maintain inventory in sufficient quantities to support increased sales as well as meet the six to eight month resupply requirements of its major supplier. The Company expects inventory to increase in moderate levels each year as its principal supplier continues to add new titles to the product line.

     The amount due the Company's principal supplier is the main component of accounts payable. Accounts payable during FY 1996 and FY 1995 increased moderately as purchases from its major supplier increased. Accounts payable should continue to increase moderately each year as purchases from its major supplier increase. Management expects cash flows from operating activities to increase in the foreseeable future.

     Cash used in investing activities increased in FY 1996 as the Company added a new computer system and enhanced the warehouse's shipping system. The Company anticipates cash flows used in investing activities to decline during FY 1997.

     Net cash provided by financing activities increased in FY 1996 as the Company borrowed under its credit line to meet inventory purchase obligations.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

         The information required by this item begins at page F-1, following page 17 hereof.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
- -------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 29, 1996.


                                   PART III
                                   --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
- -------  ----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         -------------------------------------------------------
         ACT OF THE REGISTRANT
         ---------------------

         (a)  Identification of Directors
              ---------------------------

         The information required by this item is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 25, 1996.

         (b)  Identification of Executive Officers
              ------------------------------------

         The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.


                                                        Office
   Name                            Office             Held Since       Age
   ----                            ------             ----------       ---

Randall W. White           Chairman of the Board,         1986         54
                           President and Treasurer

Kathleen M. Hannagan       Senior Vice President          1992         47

W. Curtis Fossett          Controller and                 1989         50
                           Corporate Secretary




         (c)  Compliance With Section 16 (a) of the Exchange Act
              --------------------------------------------------

         The information required by this item is furnished by incorporation by reference to all information under the caption "Compliance With Section 16 (a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 1996.

Item 10.  EXECUTIVE COMPENSATION
- --------  ----------------------

        The information required by this item is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------  ---------------------------------------------------
          MANAGEMENT
          ----------

        The information required by this item is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 1996.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

        There are no relationships or related transactions required to be disclosed.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
- --------  --------------------------------

              (a) The following documents are filed as part of this report:

         1.   Financial Statements                          Page
              --------------------                          ----

         Independent Auditors' Report                       F-1

         Balance Sheets - February 29, 1996 and
           February 28, 1995                                F-2

         Statements of Earnings - Years ended
           February 29, 1996, February 28, 1995
           and 1994                                         F-3

         Statements of Changes in Shareholders' Equity -
           Years ended February 29, 1996,
            February  28, 1995 and 1994                     F-4

         Statements of Cash Flows -
           Years ended February 29, 1996,
           February 28, 1995 and 1994                       F-5

         Notes to Financial Statements                      F-6-F-13

     2.  Exhibits

         3.1 Restated Certificate of Incorporation of the Company dated April 26, 1968, Certificate of Amendment there to dated June 21, 1968 and By-Laws of the Company are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

         3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 27, 1977 and By-Laws of the Company as amended are incorporated herein by reference to Exhibits 20.1 and
             20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

         3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

        *3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996.

         4.1 Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957).

        10.1 Educational Development Corporation Incentive Stock Option Plan of 1981, is incorporated herein by reference to Exhibit 10.9 to Form 10-K for fiscal year ended February 28, 1982 (File No. 0-4957).

        10.2 Agreement by and among the Company, Usborne Publishing Ltd., and Hayes Books, Inc., dated May 17, 1983, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for fiscal year ended February 29, 1984 (File No. 0-4957).

        10.3 Settlement Agreement dated August 7, 1986, by and between the Company and Hayes Publishing Ltd., Cyril Hayes Books, Inc. (formerly named Hayes Books, Inc.), and Cyril Hayes is incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 7, 1986 (File No. 0-4957).

        10.4 Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

        10.5 Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

        10.6 Loan Agreement dated January 18, 1990, by and between the Company and State Bank & Trust, N.A., Tulsa, OK (formerly WestStar Bank, N.A., Bartlesville, OK), is incorporated herein by reference to
             Exhibit 10.11 to Form 10-K dated February 28, 1990 (File No.
             0-4957).

 10.7 Lease Agreement by and between the Company and James D. Dunn dated March 1, 1991, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1991 (File No. 0-4957).

 10.8 Agreement for Exchange of Contract Rights and Securities by and between the Company and Robert D. Berryhill dated October 1, 1990, is incorporated herein by reference to Exhibit 10.1 to Form 10-K dated February 28, 1991 (File No. 0-4957).

 10.9 Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10K dated February 29, 1992 (File No. 0-4957).

 10.10 First Amendment dated January 31, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to
          Exhibit 10.14 to Form 10-K dated February 29, 1992 (File No. 0-4957).


 10.11 Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

 10.12 Second Amendment dated June 30, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to
          Exhibit 10.12 to Form 10-KSB dated February 28, 1994 (File No.
          0-4957).

 10.13 Third Amendment dated June 30, 1993 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to
          Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No.
          0-4957).

 10.14 Fourth Amendment dated June 30, 1994 to Loan Agreement between the Company and State Bank & Trust, N.A, Tulsa, OK, is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

 10.15 Fifth Amendment dated March 13, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

 10.16 Sixth Amendment dated March 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

 10.17 Seventh Amendment dated April 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

 10.18 Amendment dated February 28, 1995 to the Lease Agreement by and between the Company and James D. Dunn, is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

*10.19 Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

*10.20 Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK.

*11.      Earnings per share computation.

*23.      Independent Auditors' Consent
- -------------------
*Filed Herewith

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 29, 1996       By    /s/ W. Curtis Fossett
                             ------------------------------------
                                W. Curtis Fossett
                                Principal Financial
                                and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  May 29, 1996             /s/ Randall W. White
                             ------------------------------------
                                Randall W. White
                                Chairman of the Board
                                President, Treasurer and
                                Director


       May 29, 1996             /s/ Robert D. Berryhill
                             ------------------------------------
                                Robert D. Berryhill, Director


       May 29, 1996             /s/ G. Dean Cosgrove
                             ------------------------------------
                                G. Dean Cosgrove, Director


       May 29, 1996             /s/ James F. Lewis
                             ------------------------------------
                                James F. Lewis, Director


       May 29, 1996             /s/ John M. Lare
                             ------------------------------------
                                John M. Lare, Director


       May 29, 1996       By    /s/ W. Curtis Fossett
                             ------------------------------------
                                W. Curtis Fossett
                                Principal Financial
                                and Accounting Officer

              [LETTERHEAD OF DELOITTE & TOUCHE LLP APPEARS HERE]



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation as of February 29, 1996 and February 28, 1995, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for income taxes effective March 1, 1993 to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


Deloitte & Touche LLP

May 6, 1996
Tulsa, Oklahoma

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------

                                                                       1996                   1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $     215,963         $      328,925
  Accounts receivable, less allowances for doubtful
   accounts and sales returns                                        2,591,384              1,743,894
  Inventories - Net                                                 11,776,138              6,588,744
  Prepaid expenses                                                     333,396                169,303
  Income taxes receivable                                              352,323                   -
  Deferred income taxes                                                168,300                257,000
                                                                 -------------         --------------
            Total current assets                                    15,437,504              9,087,866

PROPERTY AND EQUIPMENT - Net                                           815,362                364,212

INVENTORIES - Net                                                         -                    80,920

OTHER ASSETS - Net                                                       5,102                132,380
                                                                 -------------         --------------

                                                                 $  16,257,968         $    9,665,378
                                                                 =============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                    $   5,820,000         $        7,673
  Accounts payable                                                   3,215,691              3,004,279
  Accrued salaries and commissions                                     270,864                171,678
  Other current liabilities                                            219,525                123,204
  Accrued test scoring                                                    -                    18,241
  Income taxes payable                                                    -                    67,699
                                                                 -------------         --------------
            Total current liabilities                                9,526,080              3,392,774

LONG-TERM OBLIGATIONS                                                     -                 1,000,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock, $.20 par value; Authorized 6,000,000 shares;
   Issued 5,398,240 and 2,344,120 shares; outstanding
   5,191,498 and 2,258,247 shares                                    1,079,648                468,824
  Capital in excess of par value                                     4,391,339              4,569,125
  Retained earnings                                                  1,788,343                309,629
                                                                 -------------         --------------
                                                                     7,259,330              5,347,578
  Less treasury stock, at cost                                        (527,442)               (74,974)
                                                                 -------------         --------------
                                                                     6,731,888              5,272,604
                                                                 -------------         --------------

                                                                 $  16,257,968         $    9,665,378
                                                                 =============         ==============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995, AND FEBRUARY 28, 1994
- --------------------------------------------------------------------------------

                                                                       1996                   1995                1994
GROSS SALES                                                        $29,795,017            $20,504,729         $13,537,614
  Less discounts and allowances                                    (10,541,550)            (8,151,472)         (5,623,416)
                                                                   -----------            -----------         -----------
          Net sales                                                 19,253,467             12,353,257           7,914,198
COST OF SALES                                                        8,083,221              5,587,402           3,741,776
                                                                   -----------            -----------         -----------
          Gross margin                                              11,170,246              6,765,855           4,172,422
                                                                   -----------            -----------         -----------

OPERATING EXPENSES:
  Operating and selling                                              3,211,355              2,289,725           1,703,470
  Sales commissions                                                  3,824,500              1,899,317             874,894
  General and administrative                                           920,786                764,351             613,049
  Interest                                                             297,849                  9,952              29,273
                                                                   -----------            -----------         -----------
                                                                     8,254,490              4,963,345           3,220,686
                                                                   -----------            -----------         -----------

OTHER INCOME                                                             2,279                 59,137              11,614
                                                                   -----------            -----------         -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
 FOR INCOME TAXES                                                    2,918,035              1,861,647             963,350

INCOME TAXES                                                         1,112,700                698,000             332,000
                                                                   -----------            -----------         -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE FOR INCOME TAXES                        1,805,335              1,163,647             631,350

DISCONTINUED OPERATIONS, NET OF TAX:
  Earnings (loss) from operations                                      (25,637)                 8,139             (27,699)
  Loss on disposal                                                    (300,984)                  -                   -
                                                                   -----------            -----------         -----------
                                                                      (326,621)                 8,139             (27,699)
                                                                   -----------            -----------         -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE FOR INCOME TAXES                                             1,478,714              1,171,786             603,651

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
 INCOME TAXES                                                             -                      -                290,000
                                                                   -----------            -----------         -----------

NET EARNINGS                                                       $ 1,478,714            $ 1,171,786         $   893,651
                                                                   ===========            ===========         ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary and fully diluted:
    Earnings from continuing operations before
     cumulative effect of accounting change for income taxes       $      0.34            $      0.22         $      0.13
   Discontinued operations                                               (0.06)                  -                  (0.01)
   Cumulative effect of accounting change for income taxes                -                      -                   0.06
                                                                   -----------            -----------         -----------

           Net earnings                                            $      0.28            $      0.22         $      0.18
                                                                   ===========            ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING -
    Primary and fully diluted                                        5,338,834              5,223,490           5,029,620
                                                                   ===========            ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
- --------------------------------------------------------------------------------

                                                COMMON STOCK
                                         (PAR VALUE $.20 PER SHARE)                                  RETAINED
                                       ------------------------------
                                         NUMBER OF                           CAPITAL IN              EARNINGS
                                          SHARES                             EXCESS OF             (ACCUMULATED
                                          ISSUED           AMOUNT            PAR VALUE               DEFICIT)
BALANCE, MARCH 1, 1994                   2,319,120      $  463,824           $4,445,517            $(1,755,808)

  Exercise of options at $0.625/share       10,000           2,000                4,250                   -
  Net earnings                                -               -                    -                   893,651
                                        ----------      ----------           ----------            -----------

BALANCE, FEBRUARY 28, 1994               2,329,120         465,824            4,449,767               (862,157)

  Exercise of options at $1.875/share       10,000           2,000               16,750                   -
  Exercise of options at $0.625/share        5,000           1,000                2,125                   -
  Sales of treasury stock                     -               -                 100,483                   -
  Net earnings                                -               -                    -                 1,171,786
                                        ----------      ----------           ----------            -----------

BALANCE, FEBRUARY 28, 1995               2,344,120         468,824            4,569,125                309,629

  Exercise of options at $6.25/share        25,000           5,000              151,250                   -
  Exercise of options at $3.00/share         5,000           1,000               14,000                   -
  Exercise of options at $2.75/share        30,000           6,000               76,500                   -
  Exercise of options at $1.875/share       15,000           3,000               25,125                   -
  Exercise of options at $1.25/share        15,000           3,000               15,750                   -
  Exercise of options at $0.50/share       265,000          53,000               79,500                   -
  Issuance of treasury stock                  -               -                     (87)                  -
  Purchase of treasury stock                  -               -                    -                      -
  Sales of treasury stock                     -               -                    -                      -
  Net earnings                                -               -                    -                 1,478,714
  Effect of two-for-one
   stock split (Note 9)                  2,699,120         539,824             (539,824)                  -
                                        ----------      ----------           ----------            -----------

BALANCE, FEBRUARY 29, 1996               5,398,240      $1,079,648           $4,391,339            $ 1,788,343
                                        ==========      ==========           ==========            ===========

                                              TREASURY STOCK            SHARE-
                                       -----------------------------
                                         NUMBER OF                     HOLDERS'
                                          SHARES         AMOUNT         EQUITY
BALANCE, MARCH 1, 1994                    96,299       $ (84,076)     $3,069,457

  Exercise of options at $0.625/share       -               -              6,250
  Net earnings                              -               -            893,651
                                        --------       ---------      ----------

BALANCE, FEBRUARY 28, 1994                96,299         (84,076)      3,969,358

  Exercise of options at $1.875/share       -               -             18,750
  Exercise of options at $0.625/share       -               -              3,125
  Sales of treasury stock                (10,426)          9,102         109,585
  Net earnings                              -               -          1,171,786
                                        --------       ---------      ----------

BALANCE, FEBRUARY 28, 1995                85,873         (74,974)      5,272,604

  Exercise of options at $6.25/share        -               -            156,250
  Exercise of options at $3.00/share        -               -             15,000
  Exercise of options at $2.75/share        -               -             82,500
  Exercise of options at $1.875/share       -               -             28,125
  Exercise of options at $1.25/share        -               -             18,750
  Exercise of options at $0.50/share        -               -            132,500
  Issuance of treasury stock                (100)             87            -
  Purchase of treasury stock              22,575        (523,048)       (523,048)
  Sales of treasury stock                 (4,977)         70,493          70,493
  Net earnings                              -               -          1,478,714
  Effect of two-for-one
   stock split (Note 9)                  103,371            -               -
                                        --------       ---------      ----------

BALANCE, FEBRUARY 29, 1996               206,742       $(527,442)     $6,731,888
                                        ========       =========      ==========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995, AND FEBRUARY 28, 1994
- --------------------------------------------------------------------------------

                                                                      1996                1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                    $ 1,478,714         $ 1,171,786          $   893,651
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Cumulative effect of accounting change                               -                   -                (290,000)
    Depreciation and amortization                                     126,697             147,431              110,197
    Deferred income taxes                                              88,700            (113,000)             146,000
    Provision for doubtful accounts and sales returns               1,250,900           1,143,500            1,086,100
    Provision for obsolete inventories                                   -                118,100              145,000
    Changes in assets and liabilities:
      Accounts and income taxes receivable                         (2,450,713)         (1,567,653)          (1,350,746)
      Inventories                                                  (5,106,474)         (3,320,267)            (613,955)
      Prepaid expenses and other assets                               (36,815)           (111,285)             (19,979)
      Accounts payable and accrued expenses                           320,979           1,964,348              347,685
                                                                  -----------         -----------          -----------
          Total adjustments                                        (5,806,726)         (1,738,826)            (439,698)
                                                                  -----------         -----------          -----------
          Net cash provided by (used in) operating
           activities                                              (4,328,012)           (567,040)             453,953
                                                                  -----------         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                                (577,847)           (273,129)             (61,745)
                                                                  -----------         -----------          -----------

          Net cash used in investing activities                      (577,847)           (273,129)             (61,745)
                                                                  -----------         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                      11,820,000           2,040,000            2,080,000
  Payments under revolving credit agreement                        (7,000,000)         (1,040,000)          (2,430,000)
  Principal payments on capital lease obligations                      (7,673)            (40,925)             (36,516)
  Cash received from exercise of stock options                         64,952              21,875                6,250
  Cash received from sale of stock                                     70,493             109,585                 -
  Cash paid to acquire treasury stock                                (154,875)               -                    -
                                                                  -----------         -----------          -----------

          Net cash provided by (used in) financing
           activities                                               4,792,897           1,090,535             (380,266)
                                                                  -----------         -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (112,962)            250,366               11,942

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          328,925              78,559               66,617
                                                                  -----------         -----------          -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   215,963         $   328,925          $    78,559
                                                                  ===========         ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
  Cash paid for interest                                          $   264,462         $     7,691          $    30,974
                                                                  ===========         ===========          ===========

  Cash paid for income taxes                                      $ 1,259,022         $   836,500          $     5,800
                                                                  ===========         ===========          ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
- --------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Educational Development Corporation (the "Company") distributes books and publications through its Publishing, Library Services and Home Business Divisions. The Company is the United States ("U.S.") distributor of books and related matters, published primarily in England, to book, toy and gift stores, libraries and home educators. The Company is also involved in the production and publishing of new book titles. The English publishing company is the primary vendor of the Company. The Company sells to its customers, located throughout the U.S., primarily on standard credit terms.

     ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and cash on deposit in banks.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the related assets.

     PRODUCT ACQUISITION COSTS - Costs incurred in updating educational testing methods were capitalized as product acquisition costs. Amortization was computed over the useful lives of the related products, generally ten years, using the straight-line method. At February 28, 1995, product acquisition costs of $60,000, which is net of accumulated amortization of $122,000, are included in other assets.

     INCOME TAXES - Effective March 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") on a prospective basis. SFAS No. 109 requires that deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards.

     INCOME RECOGNITION - Sales are recorded primarily when products are shipped, or in some cases when payment has been received and an order is shippable. At the time sales are recognized for certain products under specified conditions, allowances for returns are recorded based on prior experience.

     EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The computation of earnings per common and common equivalent share is based on the weighted average shares of common stock outstanding and, when the effect is dilutive, common stock equivalents attributable to stock options and stock warrants.

     NEW ACCOUNTING STANDARDS - The Company plans to adopt the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997. The Company has not determined the effect of adopting SFAS No. 121. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements and disclose the pro forma effects of applying SFAS No. 123 for fiscal 1996 and fiscal 1997 in the 1997 financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure regarding the fair value of financial instruments for which it is practical to estimate that value. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     RECLASSIFICATIONS - Reclassifications were made to 1994 and 1995 balances to conform with the 1996 presentation.

2.   DISCONTINUED OPERATIONS

     Effective February 29, 1996, the Company discontinued its School Division. The Company anticipates that the liquidation of the division will be completed during fiscal 1997 through the disposition of remaining assets of the division. The remaining assets of this division were written off at February 29, 1996. Accordingly, the operating results of the School Division are segregated and reported as discontinued operations in the accompanying statements of earnings for the three years in the period ended February 29, 1996.

     The condensed statements of operations relating to the discontinued School Division operations for each of the three years in the period ended February 29, 1996 are presented below:

                                                      1996        1995        1994

     Gross sales                                   $ 43,085    $ 136,521   $ 106,989
       Less discounts and allowances                  (5,030)     (9,871)     (5,154)
                                                    --------   ---------   ---------
            Net sales                                 38,055     126,650     101,835
     Cost of sales                                     8,271     (41,852)    (25,451)
                                                    --------   ---------   ---------
            Gross margin                              46,326      84,798      76,384

     Operating expenses                              (87,963)   (114,659)   (153,083)
                                                    --------   ---------   ---------

     Loss before income taxes                        (41,637)    (29,861)    (76,699)

     Income tax benefit                               16,000      38,000      49,000
                                                    --------   ---------   ---------

     Earnings (loss) from operations                $(25,637)  $   8,139   $ (27,699)
                                                    ========   =========   =========

     The estimated loss on disposal of $300,984, which is net of income tax benefits of $169,000, includes the write-off of inventory, supplies and other assets.

3.   INVENTORIES

     Inventories consist of the following:


                                                     FEBRUARY 29,   FEBRUARY 28,
                                                         1996           1995
           Book inventory                            $12,077,238    $6,616,744
           School division inventory                        -          354,020
                                                     -----------    ----------
                                                      12,077,238     6,970,764
           Reserve for obsolescence                     (301,100)     (301,100)
                                                     -----------    ----------
                                                      11,776,138     6,669,664
           Less noncurrent school division                  -          (80,920)
            inventory - net                          -----------    ----------

                                                     $11,776,138    $6,588,744
                                                     ===========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                       FEBRUARY 29,   FEBRUARY 28,
                                                           1996           1995

             Computer equipment                        $  733,036     $ 423,230
             Warehouse and office equipment               337,111       244,630
             Furniture, fixtures and other                 86,267        43,841
                                                       ----------      ---------
                                                        1,156,414       711,701
             Less accumulated depreciation and           (341,052)     (347,489)
              amortization                             ----------     ---------

                                                       $  815,362     $ 364,212
                                                       ==========     =========

     Depreciation expense was $126,697, $109,086 and $70,953 for the fiscal years ended 1996, 1995, and 1994, respectively.

5.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                               FEBRUARY 29,   FEBRUARY 28,
                                                                                   1996           1995
        Note payable to bank                                                    $ 5,820,000     $1,000,000

        Capital lease obligations on equipment with gross and net book
        values at February 28, 1995 of                                                  -            7,673
        $138,689 and $27,738                                                    -----------     ----------
                                                                                  5,820,000      1,007,673
        Current maturities of long-term                                          (5,820,000)        (7,673)
        obligations                                                             -----------     ----------

        Long-term portion of obligations                                        $       -       $1,000,000
                                                                                ===========     ==========

     At February 29, 1996, the note payable to bank was under a $6,000,000 revolving credit agreement with interest payable monthly at prime plus 0.5% (8.75% at February 29, 1996), collateralized by substantially all assets of the Company. The revolving credit note matures on June 30, 1996. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, prohibit declaration of dividends, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with or has obtained waivers for all restrictive financial covenants. The Company intends to renew the bank agreement or obtain other financing upon maturity.

     For each of the three years in the period ended February 29, 1996, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                           FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                               1996           1995           1994
        Notes payable to bank:
         Largest amount borrowed             $5,820,000     $1,000,000       $580,000
         Average amount borrowed              3,183,333        199,714        208,300
         Weighted average interest rate             9.4 %          8.4 %          7.2 %

6.   INCOME TAXES

     As stated in Note 1, effective March 1, 1993, the Company adopted SFAS No. 109 on a prospective basis. The cumulative effect of adopting SFAS No. 109 was $290,000, which is recorded as a change in method of accounting for income taxes in the 1994 statement of earnings. The primary component of the cumulative effect is the recognition of net operating loss carryforwards as required by SFAS No. 109.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 29, 1996 and February 28, 1995 are as follows:

                                                                     FEBRUARY 29,  FEBRUARY 28,
                                                                         1996          1995
     Deferred tax assets:
      Allowance for doubtful accounts                                   $ 50,300      $ 80,000
      Inventories                                                        118,000       118,000
      Amortization of assets not currently deductible                        -          48,000
      Expenses deducted on the cash basis for income tax purposes            -          25,000
                                                                        --------      --------
                                                                         168,300       271,000
     Deferred tax liability -
      Property and equipment                                                 -          14,000
                                                                        --------      --------

     Net deferred tax asset                                             $168,300      $257,000
                                                                        ========      ========

     Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

     The components of income tax expense are as follows:

                                                                      YEAR ENDED
                                                    --------------------------------------------
                                                      FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                          1996           1995           1994
   Income tax expense on continuing operations:
     Current                                          $  1,078,000   $    771,000   $    153,000
     Deferred                                               34,700        (73,000)       179,000
                                                      ------------   ------------   ------------

                                                         1,112,700        698,000        332,000

   Income tax benefit on discontinued operations:
     From operations                                       (16,000)       (38,000)       (49,000)
     Loss on disposal                                     (169,000)             -              -
                                                      ------------   ------------   ------------

             Total income tax expense                 $    927,700   $    660,000   $    283,000
                                                      ============   ============   ============

     The following reconciles the Company's expected income tax expense on continuing operations utilizing statutory tax rates to the actual tax expense:

                                                                 YEAR ENDED
                                               -------------------------------------------
                                                 FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 28,
                                                     1996          1995           1994

     Tax expense at Federal statutory rate         $  992,000      $633,000       $328,000
     State income tax, net of Federal tax             114,700        74,000         38,000
      benefit
     Other                                              6,000        (9,000)       (34,000)
                                                   ----------      --------       --------

                                                   $1,112,700      $698,000       $332,000
                                                   ==========      ========       ========

7.   EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan which incorporates the provisions of
     Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $22,708, $17,783 and $12,187 in fiscal years 1996, 1995, and
     1994, respectively.

8.   COMMITMENTS

     The Company leases its office and warehouse facilities under a noncancelable operating lease which expires in February 1999. Future minimum rental commitments at February 29, 1996 are payable as follows:

                                                         OPERATING
       YEAR                                                LEASE
       1997                                               $186,967
       1998                                                186,967
       1999                                                186,967
                                                          --------

       Total minimum lease payments                       $560,901
                                                          ========

     Total rent expense was approximately $185,000, $119,000, and $94,000 for the fiscal years ended 1996, 1995, and 1994, respectively.

     At February 29, 1996, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $540,000.

     On May 1, 1996, the Company entered into a lease to expand the office and warehouse facilities. The new lease expires in February 1999 and increases monthly lease commitments by $3,250.

9.   CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

     On December 20, 1995, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend for shareholders of record as of April 1, 1996. On March 13, 1996, in a special meeting of the stockholders, an increase in the number of authorized shares from 3,000,000 to 6,000,000 was approved. A total of 2,699,120 shares of common stock were issued in connection with the split related to shares outstanding at February 29, 1996. The stated par value of each share was not changed from $.20. A total of $539,824 was reclassified from the Company's capital in excess of par value account to the Company's common stock account. Accordingly, earnings per share, weighted average shares of common stock outstanding and the stock option information for prior periods presented have been restated to reflect the stock split.

     In October 1981, the Board of Directors adopted an Incentive Stock Option Plan which expired in 1991; accordingly, no additional options will be granted under the 1981 Plan.

     In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan. A total of 1,000,000 stock options are authorized to be granted under the 1992 Plan.

     Options granted under either of the two Incentive Stock Option Plans, collectively the "Incentive Plan," are exercisable up to ten years from the date of grant. Options outstanding at February 29, 1996 expire in 2003 through 2005.

     During the three years ended February 29, 1996, the activity relating to stock options under the Incentive Plan was as follows (after effect of the two-for-one stock split):

               OUTSTANDING                        OUTSTANDING     EXERCISE
                BEGINNING            EXERCISED/     END OF          PRICE       AGGREGATE
        YEAR     OF YEAR    GRANTED   CANCELED       YEAR         PER SHARE       PRICE

        1994       620,000  180,000     (20,000)      780,000  $0.25 to $1.50    $433,750
        1995       780,000  156,000     (30,000)      906,000  $0.25 to $3.125   $899,375
        1996       906,000   10,000    (710,000)      206,000  $1.50 to $6.25    $521,250

     Of the 710,000 option shares exercised in fiscal 1996, 660,000 shares with a total option price of $368,173 were exercised by the transfer to the Company of 28,596 outstanding shares held by the option holders.

     Additionally, at February 1992, options to purchase 80,000 shares of the Company's common stock were outstanding. These options were issued to directors and a stockholder who were not officers of the Company at exercise prices of $0.25-$.625. During August 1992, 40,000 of these options were exercised at an option price of $.625 per share, and the Company simultaneously reacquired the common stock issued at a net cost to the Company of $7,500. During February 1996, 20,000 of these options were exercised at an option price of $0.25. At February 29, 1996, 20,000 of these options to purchase common stock at a price of $0.25 per share through September 1996 remain outstanding.

10.  SUPPLEMENTARY INFORMATION

     The activity in the allowances for doubtful accounts receivable, sales returns and inventory valuation for each of the three years in the period ended February 29, 1996 is as follows:

     Doubtful accounts receivable:

                                         BALANCE AT     AMOUNTS      AMOUNTS      BALANCE
                                         BEGINNING    CHARGED TO    CHARGED TO    AT END
       YEAR                               OF YEAR       EXPENSE      RESERVE      OF YEAR
       1994                               $108,000   $   45,400   $   (78,400)   $ 75,000
       1995                                 75,000       58,000       (28,000)    105,000
       1996                                105,000       60,000       (38,000)    127,000

     Sales returns:

                                         BALANCE AT    AMOUNTS       AMOUNTS       BALANCE
                                          BEGINNING   CHARGED TO    CHARGED TO     AT END
       YEAR                                OF YEAR      EXPENSE      RESERVE       OF YEAR
       1994                               $ 66,000   $1,040,700   $(1,040,700)   $ 66,000
       1995                                 66,000    1,085,500    (1,050,500)    101,000
       1996                                101,000    1,190,900    (1,190,900)    101,000

        Inventory valuation:

                                          BALANCE AT    AMOUNTS      AMOUNTS       BALANCE
                                          BEGINNING   CHARGED TO    CHARGED TO     AT END
        YEAR                               OF YEAR      EXPENSE      RESERVE       OF YEAR

        1994                               $ 88,000   $  145,000   $   (50,000)   $183,000
        1995                                183,000      118,100             -     301,100
        1996                                301,100            -             -     301,100

     Charges to certain expense accounts in continuing operations for each of the three years in the period ended February 29, 1996 are shown below:

                                                                 YEAR ENDED
                                                ------------------------------------------
                                                  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                                      1996          1995          1994

        Maintenance and repairs                       $ 53,157      $ 24,545      $ 25,365
        Taxes other than payroll and income             12,143        10,553        16,263
        taxes
        Advertising costs                              170,573       107,565       101,525

                                  * * * * * *