Form 10-Q
period 1996-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 1996-07-12
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended May 31, 1996.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from ________ to ________.

                        Commission file number:  0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                      73-0750007
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

                       Yes     X           No _______
                           --------

As of May 31, 1996 there were 5,221,631 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1

BALANCE SHEETS


                                        May 31, 1996    February 29, 1996
                                         (unaudited)    -----------------
                                        ------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents              $   204,600        $   216,000
 Accounts Receivable - (less
 allowances for doubtful accounts
 and returns:  5/31/96 - $241,900
 2/29/96 - $228,000)                      2,365,800          2,591,400

 Inventories (Note 3)                    10,092,000         11,776,100
 Income Taxes Receivable                    171,500            352,300
 Deferred Income Taxes (Note 1)             172,400            168,300
 Prepaid Expenses                           392,900            333,400
                                        -----------        -----------

 Total Current Assets                    13,399,200         15,437,500


 Property, plant and equipment
 at cost (less accumulated
 depreciation:  05/31/96 - $249,900
 2/29/96 - $341,100)                        794,500            815,400
 Other Assets                                 9,700              5,100
                                        -----------        -----------

Total Assets                            $14,203,400        $16,258,000
                                        ===========        ===========

EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------


BALANCE SHEETS (continued)


                                         May 31, 1996   February 29, 1996
                                                        ------------------
                                         (unaudited)
                                        --------------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                    $ 5,510,000         $ 5,820,000

  Accounts payable                            990,100           3,215,700

  Accrued salaries, bonuses and
  commissions                                 321,700             270,900

  Other current liabilities                   273,900             219,500
                                          -----------         -----------

  Total Current Liabilities                 7,095,700           9,526,100

SHAREHOLDERS' EQUITY
(Notes 4 and 5):

  Common Stock, par value of
  $0.20 per share (authorized
  6,000,000 shares; issued 5,424,240
  and 5,398,240 shares; outstanding
  5,221,631 and 5,191,498 shares)           1,084,900           1,079,700

  Capital in excess of par value            4,403,200           4,391,300
  Retained earnings                         2,091,400           1,788,300
                                          -----------         -----------
                                            7,579,500           7,259,300

LESS TREASURY SHARES AT COST
                                          (   471,800 )       (   527,400 )
                                          -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                  7,107,700           6,731,900
                                          -----------         -----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                    $14,203,400         $16,258,000
                                          ===========         ===========


EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                         Three Months Ended May 31
                                        ---------------------------
                                            1996          1995
                                        ------------  -------------

Gross Sales                             $ 8,138,500   $  6,304,200
Less Discounts & Allowances             ( 2,453,400)  (  2,319,100)
                                        -----------   ------------
Net Sales                                 5,685,100      3,985,100
Cost of Sales                             2,288,900      1,685,800
                                        -----------   ------------
Gross Margin                              3,396,200      2,299,300
Operating & Selling Exp.                  1,146,200        652,400
Sales Commissions                         1,344,800        673,500
General & Admin. Exp.                       286,900        190,000
Interest Expense                            124,300         46,600
                                        -----------   ------------
Operating Income                            494,000        736,800
Other Income, Net                               800            100
                                        -----------   ------------

Earnings From Continuing
 Operations Before Income Taxes             494,800        736,900
Income Taxes                            (   191,700)  (    302,000)
                                        -----------   ------------
Earnings From Continuing Operations         303,100        434,900
Loss From Discontinued Operations,
 Net of Tax                                  --       (      4,200)
                                        -----------   ------------

Net Earnings                            $   303,100   $    430,700
                                        ===========   ============


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted:
 Earnings From Continuing Operations    $       .06   $        .08
 Discontinued Operations                     --            --
                                        -----------   ------------

 Net Earnings                           $       .06   $        .08
                                        ===========   ============


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted                 5,373,763      5,308,342
                                         ==========     ==========

EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                              Common Stock
                       (par value $.20 per share)                                 Treasury Stock
                       --------------------------                                 --------------
                           Number of              Capital in                   Number
                            Shares                Excess of    Retained          of                           Shareholders'
                            Issued      Amount    Par Value    Earnings        Shares           Amount            Equity
                           ---------  ----------  ----------  -----------  ---------------    -----------     --------------
Balance, March 1, 1996     5,398,240  $1,079,700  $4,391,300   $1,788,300         206,742     $( 527,400 )       $6,731,900

Exercise of options
 at $.25/share                20,000       4,000       1,000       ---             ---            ---                 5,000

Exercise of options
 at $1.50/share                6,000       1,200       7,800       ---             ---            ---                 9,000

Issuance of treasury
 stock                        ---         ---          3,100       ---             (  450  )       1,100              4,200

Purchase of treasury
 stock                        ---         ---         ---          ---              4,000      (  47,300 )       (   47,300  )

Sales of treasury stock       ---         ---         ---          ---          (   7,683  )     101,800            101,800

Net earnings                  ---         ---         ---         303,100          ---            ---               303,100
                           ---------  ----------  ----------  -----------  --------------     ----------         ----------

Balance, May 31, 1996      5,424,240  $1,084,900  $4,403,200   $2,091,400         202,609     $( 471,800 )       $7,107,700
                           =========  ==========  ==========  ===========  ==============     ==========         ==========

EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Three Months Ended May 31
                                               ----------------------------
                                                   1996           1995
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                $    303,100   $    430,700
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                    56,100         17,800
    Deferred income taxes                          (  4,100)        10,000
    Provision for doubtful accounts
      and sales returns                             243,200        298,400
    Changes in assets and liabilities:
      Accounts and income taxes receivable          163,200    ( 1,082,100)
      Inventories                                 1,684,100      ( 182,700)
      Prepaid expenses and other assets           (  64,100)        85,800
      Accounts payable and accrued expenses     ( 2,120,400)   ( 1,196,300)
      Income taxes payable                             --          184,400
                                               ------------   ------------

        Total adjustments                       (    42,000)   ( 1,864,700)
                                               ------------   ------------
        Net cash provided by (used in)
         operating activities                       261,100    ( 1,434,000)
                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment          (    35,200)    (  148,600)
                                               ------------   ------------
     Net cash used in investing activities      (    35,200)    (  148,600)
                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                     2,390,000      2,700,000
   Payments under revolving credit
    agreement                                   ( 2,700,000)    (1,300,000)
   Principal payments on capital lease
    obligations                                        --         (  4,300)
   Cash received from exercise of
    stock options                                    14,000           --
   Cash received from sale of
    treasury stock                                  106,000           --
   Cash paid to acquire treasury stock          (    47,300)          --
                                               ------------   ------------

     Net cash (used in) provided by
       financing activities                     (   237,300)     1,395,700
                                               ------------   ------------

Net Decrease in Cash and Cash
  Equivalents                                    (   11,400)    (  186,900)
Cash and Cash Equivalents, Beginning of
  Period                                            216,000        328,900
                                               ------------   ------------
Cash and Cash Equivalents, End of Period       $    204,600   $    142,000
                                               ============   ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                     $    118,500   $     29,300
                                               ============   ============
    Cash paid for income taxes                 $     15,000   $    105,000
                                               ============   ============

  EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------



  NOTES TO FINANCIAL STATEMENTS

  Note 1 - Deferred income taxes reflect the net tax effects of temporary
  ------
  differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net tax deferred asset as of May 31, 1996 and February 29, 1996 are as follows:

                                    May 31, 1996      February 29, 1996
                                    ------------      -----------------
Deferred tax assets:
 Allowance for doubtful accounts
  and sales returns                     $ 55,000             50,300
 Inventories                             117,400            118,000
                                        --------           --------

Net deferred tax asset                  $172,400           $168,300
                                        ========           ========

  Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

  The components of income tax expense are as follows:

                                            THREE MONTHS ENDED
                                      May 31, 1996       May 31, 1995
                                      -------------      ------------
Income tax expense:
  Current                               $195,800           $289,400
  Deferred                              (  4,100)            10,000
                                        --------           --------
                                        $191,700           $299,400
                                        ========           ========


  EDUCATIONAL DEVELOPMENT CORPORATION
  ------------------------------------------------


  Note 2 - Effective September 25, 1995 the Company signed a Restated Credit and
  ------
  Security Agreement with State Bank which provided a $6,000,000 line of credit and replaced the existing loan agreement. The line of credit matured June 30, 1996. The note bore interest at prime plus 1/2%, payable monthly (8.75% at May 31, 1996) and was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations. Payments were made from current cash flows. At May 31, 1996 the Company had available $490,000 under this credit agreement.

  Effective June 10, 1996 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $9,000,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bears interest at the Wall Street Journal prime floating rate. The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations.


  Note 3 - Inventories consist of the following:
  ------

                                       05/31/96              02/29/96
                                    -----------           -----------

  Book Inventory                    $10,393,100           $12,077,200

  Reserve for Obsolescence          (   301,100)          (   301,100)
                                    -----------           -----------
                                    $10,092,000           $11,776,100
                                    ===========           ===========


  Note 4 - The results of operations for the three months ended May 31, 1996 and
  ------
  1995 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

  Note 5 - The information shown with respect to the three months ended May 31,
  ------
  1996 and 1995, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1995 balances to conform with 1996 presentation.

  Note 6  - These statements should be read in conjunction with the Notes to
  ------
  Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 29, 1996, which are incorporated herein by reference, and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

  EDUCATIONAL DEVELOPMENT CORPORATION
  ------------------------------------------------


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE
  ---------------------------------------------------------------------------
  THREE MONTHS ENDED MAY 31, 1996
  -------------------------------

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

  FINANCIAL CONDITION
  -------------------

  The financial condition of the Company remains strong. Working capital increased 7% at May 31, 1996 over year-end February 29, 1996. Inventory decreased 14% as the Company streamlined its purchasing procedures. Payables decreased 69% at May 31,1996 over year-end February 29, 1996 as the Company paid for inventory received in the prior quarter. The Company increased its credit line to $9,000,000 effective June 10, 1996.

  Management continues to focus on increasing market share in its Library Service and Publishing Division and to increase revenue from the Home Business Division through increasing its sales consultants network. Management's analysis indicates that the increased exposure of its products through the Home Business Division contributes to increased marketability in the Publishing Division. Because the Company has a relatively small share of the children's book market, Management believes there is potential to continue to increase market share in the Publishing and Library Service Division in the future. Additionally, based upon the feedback Management receives from Home Business Division sales consultants, the products being offered through this Division are well received by the public and becoming more widely known and accepted. Accordingly, Management expects this Division to continue to experience growth.

  RESULTS OF OPERATIONS
  ---------------------

  Revenues - Net sales from the Publishing Division were $2,011,800 for the
  --------
  three months ended May 31, 1996, a decrease of 1.2% over net sales of $2,036,100 for the three months ended May 31, 1995. Sales in the publishing industry nationwide were down from the previous year. Management expects the Publishing Division's sales to improve during the next quarter.

  Net sales from the Home Business Division were $3,353,900 for the three months ended May 31, 1996, an increase of 104% over the net sales of $1,645,800 for the three months ended May 31, 1995. This increase in net sales is the result of an increase in the number of active consultants, which can be attributed to new incentive programs which motivate and assist consultants in sales and recruiting. This Division offers the entire Usborne line of approximately 900 titles. Management believes this Division has excellent potential for continued growth.

  Net sales from the Library Services Division were $319,300 for the three months ended May 31, 1996, compared to $303,200 for the same three month period a year ago, an increase of 5%. Management is optimistic that the library market will continue to afford opportunity for growth.

EDUCATIONAL DEVELOPMENT CORPORATION
- --------------------------------------------------



Operating Expenses - The Company's cost of sales increased to $2,288,900 for
- ------------------
the three months ended May 31, 1996 compared with $1,685,800 for the same period last year, an increase of 36%. Cost of sales as a percentage of gross sales was 28.1% for the three months ended May 31, 1996 compared with 26.7% for the same period a year ago.

Operating and selling expenses were $1,146,200 for the three months ended May 31, 1996 compared to $652,400 for the same period last year, an increase of 76%. Operating and selling expenses as a percentage of gross sales were 14% for the three months ended May 31, 1996 compared to 10% for the same period a year ago. Contributing to the increase in operating and selling expenses were sales incentives which increased 186% in the Home Business Division as a result of the increase in sales.

Sales commissions were $1,344,800 for the three months ended May 31, 1996 compared to $673,500 for the same period last year, an increase of 100%.
Sales commissions as a percentage of gross sales were 16.5% for the three months ended May 31, 1996 compared to 10.7% for the same period last year. Sales commissions as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission costs.

General and administrative expenses increased to $286,900 for three months ended May 31, 1996 compared to $190,000 for the same period last year, an increase of 51%. General and administrative expenses as a percentage of gross sales were 3.5% for the three months ended May 31, 1996 and 3% for the same period last year. The Company leased additional office and warehouse space, increasing rents 42%.

Interest expense was $124,300 for the three months ended May 31, 1996 compared to $46,600 for the same period a year ago. This increase was attributable to increased borrowing levels throughout the current period when compared with the same period a year ago. The increased borrowing levels occurred as the Company paid its principal supplier for inventory acquired in an earlier period.

Discontinued Operations - Effective February 29, 1996, the Company
- -----------------------
discontinued its School Division. The Company anticipates that the liquidation of the division will be completed during fiscal 1997 through the disposition of remaining assets of the division. The remaining assets of the division were written off at February 29, 1996. Accordingly, the operating results of the School Division are segregated and reported as discontinued operations in the accompanying statements of earnings for the first quarter ended May 31, 1995.

The condensed statements of operations relating to the discontinued School Division operations for the period ended May 31, 1995 is presented below.

Gross sales                         $ 22,900
  Less discount and allowances     (   4,400  )
                                    --------
     Net sales                        18,500
Cost of sales                          4,000
                                    --------
     Gross margin                     14,500

Operating expenses                    21,300
                                    --------

Loss before income taxes           (   6,800  )

Income tax benefit                     2,600
                                    --------

Loss from operations               ($  4,200  )
                                     =======


  EDUCATIONAL DEVELOPMENT CORPORATION
  ------------------------------------------------



  PART II OTHER INFORMATION



  Item 6 - Exhibits and Reports on Form 8-K

          A.  Exhibits

             1.  None

          B.  Reports on Form 8-K

             1. There were no reports filed on Form 8-K during the three months covered by this report.

  EDUCATIONAL DEVELOPMENT CORPORATION
  ------------------------------------------------



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



  Date:   July 12, 1996
       --------------------