Form 10-Q
period 1996-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 1996-10-15
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended August 31, 1996.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________.

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

                                            Yes     X        No
                                                   ---          ---
As of August 31, 1996 there were 5,221,631 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS
                                                                August 31, 1996                 February 29, 1996
                                                                  (unaudited)                   -----------------
                                                                ---------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                        $    53,000                       $   216,000
  Accounts Receivable - (less
  allowances for doubtful accounts
  and returns: 8/31/96 - $253,400
  2/29/96 - $228,000)                                                2,501,700                         2,591,400

  Inventories (Note 3)                                              10,017,200                        11,776,100
  Income Taxes Receivable                                                -0-                             352,300
  Deferred Income Taxes (Note 1)                                       176,900                           168,300
  Prepaid Expenses                                                     248,600                           333,400
                                                                   -----------                       -----------

  Total Current Assets                                              12,997,400                        15,437,500


  Property, plant and equipment
  at cost (less accumulated
  depreciation:  8/31/96 - $307,300
  2/29/96 - $341,100)                                                  852,800                           815,400
  Other Assets                                                          14,600                             5,100
                                                                  ------------                      ------------

Total Assets                                                       $13,864,800                       $16,258,000
                                                                   ===========                       ===========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

BALANCE SHEETS (continued)

                                                                August 31, 1996                 February 29, 1996
                                                                  (unaudited)                   -----------------
                                                                ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                                             $ 4,370,000                       $ 5,820,000

  Accounts payable                                                   1,514,800                         3,215,700

  Accrued salaries, bonuses and
  commissions                                                          263,300                           270,900

  Income Taxes Payable                                                   7,900                            --

  Other current liabilities                                            243,400                           219,500
                                                                   -----------                       -----------

  Total Current Liabilities                                          6,399,400                         9,526,100

SHAREHOLDERS' EQUITY
(Notes 4 and 5):

  Common Stock, par value of $0.20 per
  share (authorized 6,000,000 shares;
  issued 5,424,240 and 5,398,240 shares;
  outstanding 5,221,631 and 5,191,498
  shares)                                                            1,084,900                         1,079,700

  Capital in excess of par value                                     4,403,200                         4,391,300
  Retained earnings                                                  2,449,100                         1,788,300
                                                                  ------------                      ------------
                                                                     7,937,200                         7,259,300

LESS TREASURY SHARES AT COST                                          (471,800)                         (527,400)
                                                                   -----------                       -----------

TOTAL SHAREHOLDERS' EQUITY                                           7,465,400                         6,731,900
                                                                    ----------                        ----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                                            $ 13,864,800                       $16,258,000
                                                                  ============                       ===========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                               Three Months Ended August 31           Six Months Ended August 31
                                            -----------------------------------     --------------------------------
                                                 1996                  1995               1996               1995
                                            -------------         -------------     ----------------    ------------
Gross Sales                                  $7,588,000            $7,665,600        $15,726,500         $13,969,800
Less Discounts & Allowances                  (2,558,300)           (2,954,400)        (5,011,700)         (5,273,500)
                                             ----------            ----------         ----------         -----------
Net Sales                                     5,029,700             4,711,200         10,714,800           8,696,300
Cost of Sales                                 2,028,000             2,020,100          4,316,900           3,705,900
                                             ----------            ----------        -----------         -----------
Gross Margin                                  3,001,700             2,691,100          6,397,900           4,990,400
Operating & Selling Exp.                        929,400               723,100          2,075,600           1,375,500
Sales Commissions                             1,058,800               789,900          2,403,600           1,463,400
General & Admin. Exp.                           313,000               215,200            599,900             405,200
Interest Expense                                101,600                71,000            225,900             117,600
                                            -----------          ------------        -----------         -----------
                                                598,900               891,900          1,092,900           1,628,700
Other Income, Net                                   200                   300              1,000                 400
                                            -----------          ------------        -----------         -----------

Earnings From Continuing
 Operations Before Income Taxes                 599,100               892,200          1,093,900           1,629,100
Income Taxes                                   (241,400)             (342,500)          (433,100)           (644,500)
                                             ----------             ---------         ----------          ----------
Earnings From Continuing Operations             357,700               549,700            660,800             984,600
Loss From Discontinued Operations,
 Net of Tax                                      --                    (9,900)              --               (14,100)
                                             ----------             ---------         ----------          ----------

Net Earnings                                  $ 357,700             $ 539,800          $ 660,800           $ 970,500
                                              =========             =========          =========           =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted:
 Earnings From Continuing Operations          $     .07             $     .10          $     .12           $     .18
 Discontinued Operations                           --                    --                 --                  --
                                               --------              --------           --------            --------

Net Earnings                                  $     .07             $     .10          $     .12           $     .18
                                              =========             =========          =========           =========


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted                     5,354,879             5,312,754          5,364,321           5,310,548
                                              =========             =========          =========           =========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                             Common Stock
                         (par value $.20 per share)                                    Treasury Stock
                          ------------------------                                     --------------
                             Number of                Capital in                   Number
                               Shares                 Excess of     Retained         of                      Shareholders'
                               Issued    Amount       Par Value     Earnings       Shares        Amount         Equity
                             ---------   -------      ----------    --------       -------      ---------     ---------
Balance, March 1, 1996       5,398,240   $1,079,700   $4,391,300   $1,788,300      206,742     $(527,400)    $6,731,900

Exercise of options
 at $.25/share                  20,000        4,000        1,000       ---           ---            ---           5,000

Exercise of options
 at $1.50/share                  6,000        1,200        7,800       ---           ---            ---           9,000

Issuance of treasury
 stock                           ---          ---          3,100        ---           (450)         1,100         4,200

Purchase of treasury
 stock                           ---          ---          ---          ---          4,000        (47,300)      (47,300)

Sales of treasury stock          ---          ---          ---          ---         (7,683)       101,800       101,800

Net earnings                     ---          ---          ---        660,800         ---           ---         660,800
                              --------     --------     --------    ---------      -------     ----------    ----------

Balance, August 31, 1996     5,424,240   $1,084,900   $4,403,200  $ 2,449,100      202,609      $(471,800)   $7,465,400
                             =========   ==========   ==========   ==========     ========       ========    ==========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended August 31           Six Months Ended August 31
                                                        ------------------------------        ----------------------------
                                                           1996                1995              1996               1995
                                                        ---------            ---------        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           $ 357,700            $ 539,800        $ 660,800          $ 970,500
 Adjustments to reconcile net
   earnings to net cash provided
   by (used in) operating activities:
 Depreciation and amortization                             57,500               21,400          113,600             39,200
 Deferred income taxes                                     (4,500)              (9,400)          (8,600)               600
 Provision for doubtful accounts
  and sales returns                                       485,500              168,000          728,700            466,400
 Changes in assets and liabilities:
  Accounts and income taxes receivable                   (449,900)          (1,059,600)       ( 286,700)        (2,141,700)
  Inventories                                              74,800           (1,337,100)       1,758,900         (1,519,800)
  Prepaid expenses and other assets                       139,400              (63,500)          75,300             22,300
  Accounts payable and accrued expenses                   435,800            1,270,500       (1,684,600)            74,200
  Income taxes payable                                      7,900             (165,300)           7,900             19,100
                                                        ---------            ---------        ---------          ---------

   Total adjustments                                      746,500           (1,175,000)         704,500         (3,039,700)
                                                        ---------            ---------        ---------          ---------

   Net cash provided by (used in)
   operating activities                                 1,104,200             (635,200)       1,365,300         (2,069,200)
                                                        ---------            ---------        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                     (115,800)            (220,100)        (151,000)          (368,700)
                                                        ---------            ---------        ---------          ---------

   Net cash used in investing activities                 (115,800)            (220,100)        (151,000)          (368,700)
                                                        ---------            ---------        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit
  agreement                                             1,120,000            2,080,000        3,510,000          4,780,000
 Payments under revolving credit
  agreement                                            (2,260,000)          (1,430,000)      (4,960,000)        (2,730,000)
 Principal payments on capital lease
  obligations                                                --                   (100)           --                (4,400)
 Cash received from exercise of
  stock options                                              --                 65,000           14,000             65,000
 Cash received from sale of
  treasury stock                                             --                   --            106,000               --
 Cash paid to acquire treasury stock                         --                   --            (47,300)              --
                                                        ---------            ---------        ---------          ---------

  Net cash provided by (used in)                       (1,140,000)             714,900       (1,377,300)         2,110,600
   financing activities                                 ---------            ---------        ---------          ---------

Net Decrease in Cash and Cash
 Equivalents                                             (151,600)            (140,400)        (163,000)          (327,300)
Cash and Cash Equivalents, Beginning of
 Period                                                   204,600              142,000          216,000            328,900
                                                        ---------            ---------        ---------          ---------
Cash and Cash Equivalents, End of Period                $  53,000            $   1,600        $  53,000          $   1,600
                                                        =========            =========        =========          =========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for interest                                $ 112,100            $  59,200        $ 230,600          $  88,500
                                                        =========            =========        =========          =========
  Cash paid for income taxes                            $  66,500            $ 511,000        $  81,500          $ 616,000
                                                        =========            =========        =========          =========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net tax deferred asset as of August 31, 1996 and February 29, 1996 are as follows:

                                                                  August 31, 1996            February 29, 1996
                                                                  ---------------            -----------------
         Deferred tax assets:
            Allowance for doubtful accounts
             and sales returns                                        $  59,500                     50,300
            Inventories                                                 117,400                    118,000
                                                                        -------                    -------

         Net deferred tax asset                                        $176,900                   $168,300
                                                                       ========                   ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                August 31, 1996      August 31, 1995          August 31, 1996      August 31, 1995
                                ---------------      ---------------          ---------------      ---------------
         Income tax expense:
            Current                  $245,900             $351,900                 $441,700             $643,900
            Deferred                (   4,500)           (   9,400)               (   8,600)                 600
                                     --------             --------                 --------             --------
                                     $241,400             $342,500                 $433,100             $644,500
                                     ========             ========                 ========             ========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

Note 2 - Effective September 25, 1995 the Company signed a Restated Credit and
------
Security Agreement with State Bank which provided a $6,000,000 line of credit and replaced the existing loan agreement. The line of credit matured June 30, 1996. The note bore interest at prime plus 1/2%, payable monthly and was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations. Payments were made from current cash flows.

Effective June 10, 1996 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $9,000,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bears interest at the Wall Street Journal prime floating rate payable monthly (8.25% at August 31, 1996). The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At August 31, 1996 the Company had available $4,630,000 under this credit agreement.

Note 3 - Inventories consist of the following:
------

                                                                  August 31, 1996            February 29, 1996
                                                                  ---------------            ------------------
                  Book Inventory                                    $10,318,300                $12,077,200

                  Reserve for Obsolescence                             (301,100)                  (301,100)
                                                                    -----------                -----------
                                                                    $10,017,200                $11,776,100
                                                                    ===========                ===========

Note 4 - The results of operations for the three months and six months ended
------
August 31, 1996 and 1995 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 5 - The information shown with respect to the three months and six months
------
ended August 31, 1996 and 1995, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1995 balances to conform with 1996 presentation.

Note 6 - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 29, 1996, which are incorporated herein by reference, and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE
----------------------------------------------------------------------------
SIX MONTHS ENDED AUGUST 31, 1996
--------------------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital increased 12% at August 31, 1996 over year-end February 29, 1996. Inventory levels decreased $1.8 million as the Company continues to evaluate and streamline its purchasing procedures. Payables decreased 53% at August 31,1996 over year-end February 29, 1996 as the Company paid for inventory received in the prior period. The Company increased its credit line to $9,000,000 effective June 10, 1996, providing adequate availability of funds to meet future demands.

The Company transferred the responsibility of sales to school and public libraries from the Library Division to the Home Business Division. Management believes that the strong consultant base, presently 8,300 consultants, in the Home Business Division will greatly enhance the sales to this market segment of the Company's business. The Company will no longer represent other publishers of library books but is confident that the larger base of potential sales representatives should provide increased sales in the library market.

Management continues to focus on increasing market share in the Publishing Division and to increase revenue from the Home Business Division through increasing its sales consultants network. Management's analysis indicates that the increased exposure of its products though the Home Business Division contributes to increased marketability in the Publishing Division. Because the Company has a relatively small share of the children's book market, Management believes there is potential to increase its market share in the Publishing Division in the future. Our Home Business consultants continue to tell Management how well our products are received by the public, and accordingly Management expects this Division to continue to grow.

Management recently announced that effective October 1, 1996 a revised Marketing Plan will be put into effect in the Home Business Division. This plan will help offset the spiraling operating expenses of this Division. Changes include a revised commission structure, additional levels of consultants, new and improved specials and other recruiting tools and a new supervisor program. Management believes these changes will result in improved margins for the Company as well as provide additional recruiting tools for the consultants.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Publishing Division were $4,223,800 for the six
--------
months ended August 31, 1996, a decrease of 7% over net sales of $4,518,900 for the six months ended August 31, 1995. Net sales for the three months ended August 31, 1996 were $2,212,000, a decrease of 11% over net sales of $2,482,800 for the three months ended August 31, 1995. Sales nationwide in the publishing industry have declined. Management believes the Company has a superior product and can maintain it's market share in this highly competitive market. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 wholesale customers. The Company also attends major trade shows to further enhance product visibility. For these reasons, Management is optimistic that it can maintain it's market share.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

Net sales from the Home Business Division increased 75% to $6,083,300 for the six months ended August 31, 1996 compared with $3,473,600 for the same period last year. Net sales for the three months ended August 31, 1996 were $2,729,400, an increase of 49% over the $1,827,800 for the same quarter last year. This increase can be attributed to an increase in the number of active consultants (approximately 3,500 added since August 31, 1995) which is a result of quality incentive programs which motivate and assist consultants in sales and recruiting. Management believes this Division has excellent potential for continued growth through an increased consultant network and new and improved incentive programs.

Net sales from the Library Services Division were $407,700 for the six months ended August 31, 1996, a 42% decline from the $703,800 for the same six months period last year. Net sales for the three months ended August 31, 1996 were $88,300, a decrease of 78% when compared to $400,600 for the same quarter last year. As discussed above, the Company has transferred responsibility for sales to libraries to the Home Business Division. Management believes that with a much larger potential sales force (over 8,300 consultants) the Home Business Division will be able to generate greater sales than the former Library Services Division's sales force could generate.

Operating Expenses - The Company's cost of sales increased to $4,316,900 for the
------------------
six months ended August 31, 1996, an increase of 16% over cost of sales of $3,705,900 for the six months ended August 31, 1995. Cost of sales as a percentage of gross sales was 27.4% for the six months ended August 31, 1996 compared with 26.5% for the same period last year. Cost of goods for the three months ended August 31, 1996 increased slightly to $2,028,000 versus $2,020,100 for the same period last year. Cost of sales for the quarter ended August 31, 1996 as a percentage of sales was 26.7% compared with 26.4% for the same quarter last year.

Operating and selling expenses were $2,075,600 for the six months ended August 31, 1996 compared to $1,375,500 for the same six month period a year ago, an increase of 51%. Operating and selling expenses as a percentage of gross sales were 13% for the six month period ended August 31, 1996 compared to 9.8% for the same period a year ago. Operating and selling expenses for the three months ended August 31, 1996 increased 29% to $929,400 versus $723,100 for the same quarter last year. As a percentage of gross sales, operating and selling expenses were 12% and 9% for the current quarter and the comparable period last year. Contributing to the increases in selling and operating expenses for both the quarter and the six month period ended August 31, 1996 were increased sales incentives in the Home Business Division and increased credit card fees in the Home Business Division, both the direct result of increased sales.

Sales commissions increased 64% to $2,403,600 for the six months ended August 31, 1996 compared with $1,463,400 for the six months ended August 31, 1995. Sales commissions as a percentage of gross sales were 15.3% verses 10.5% for the same periods respectively. Sales commissions for the three months ended
August 31, 1996 were $1,058,800, an increase of 34% over the $789,900 for the same quarter last year. As a percentage of gross sales, sales commissions were 14% and 10.3% for the current quarter ended August 31, 1996 and the same quarter last year. Sales commissions as a percentage of gross sales is determined by the product mix being sold and by the Division making the sales, as each Division has it's own commission structure. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission costs.

General and administrative costs increased 48% to $599,900 for the six months ended August 31, 1996 compared with $405,200 for the same six month period last year. General and administrative costs as a percentage of gross sales were 3.8% for the current year compared with 2.9% for the same period last year. General and administrative costs for the three months ended August 31, 1996 were $313,000 compared with $215,200 for the quarter ended August 31, 1995, an increase of 45%. General and administrative costs as a percentage of gross sales were 4.1% for the current quarter compared with 2.8% for the same period last year. Data processing costs increased for both the current quarter and the six month period ended August 31, 1996 due to depreciation of new computer equipment and the addition of staff.

Interest expense was $225,900 for the six months ended August 31, 1996 compared with $117,600 for the six months ended August 31, 1995. Interest expense was $101,600 for the three months ended August 31, 1996, an increase of 43% over the $71,000 for the same quarter last year. This increase in both the current quarter and the six months ended August 31, 1996 can be attributed to higher borrowing levels throughout the current periods when compared with the same periods a year ago. The increased borrowings occurred as the company maintained higher inventory levels during the first six months of the current year when compared with the prior year. This was necessary to insure an adequate supply to meet sales.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

Discontinued Operations - Effective February 29, 1996, the Company discontinued
-----------------------
its School Division. The Company anticipates that the liquidation of the division will be completed during fiscal 1997 through the disposition of remaining assets of the division. The remaining assets of the division were written off at February 29, 1996. Accordingly, the operating results of the School Division are segregated and reported as discontinued operations in the accompanying statements of earnings. The condensed statements of operations relating to the discontinued School Division operations for the three months and six months ended August 31, 1995 is presented below.

                                       Three Months Ended August 31, 1995          Six Months Ended August 31, 1995
                                       ----------------------------------          --------------------------------
Gross sales                                            $10,200                                $33,100
 Less discount and allowances                          (   400)                               ( 4,800)
                                                       -------                                -------
  Net sales                                              9,800                                 28,300
Cost of sales                                            2,300                                  6,300
                                                       -------                                -------
  Gross margin                                           7,500                                 22,000

Operating expenses                                      23,600                                 44,900
                                                        ------                                 ------

Loss before income taxes                              ( 16,100)                              ( 22,900)

Income tax benefit                                       6,200                                  8,800
                                                        ------                                 ------

Loss from operations                                  ($ 9,900)                              ($14,100)
                                                       =======                                =======



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

       1.  None

     B.  Reports on Form 8-K

       1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EDUCATIONAL DEVELOPMENT CORPORATION
                                 (Registrant)

                             By  /s/ Randall W. White
                               -------------------------
                                Randall W. White
                                President

Date: October 14, 1996
     ------------------