Form 10KSB/A
period 1996-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 1996-11-12
CIK 31667

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
Item 1.  DESCRIPTION OF BUSINESS
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
               =========    =====     =========    =====     ========      =====

      As the table above indicates, while both the Publishing Division and Library Division experienced increases in net sales during fiscal years 1995 and 1996, these divisions percentage of total sales declined. This was caused by the increase in sales from the Home Business Division. The Company sees this trend continuing as the Home Business Division continues to grow at a greater rate than the other two divisions. The Company is evaluating the long term potential for the Library Division, taking into consideration the market competition and availability of governmental funding for the schools.

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

(d)   Narrative Description of Business
      ---------------------------------

(i)   Publishing Division



      The principal product of both the Publishing Division and Home Business Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the United States distributor of these books. The Company currently offers approximately 800 different titles. The Company considers the political risk of importing books from the United Kingdom to be negligible as the two countries have maintained excellent relations for many years. There likewise is little economic risk in importing books from the United Kingdom as the Company pays for the books in U.S. dollars and is not directly subject to any currency fluctuations. There is risk of physical loss of the books should an accident occur while the books are in transit, which could cause the Company some economic loss due to lost sales should the supply of some titles run out in the event of a lost shipment. The Company considers this to be highly unlikely as this type of loss has yet to occur.

      There is some risk involved in having approximately 92% of net sales from the Usborne line. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type and has no plans to sell any other line.

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


Item 2. DESCRIPTION OF PROPERTIES
------- -------------------------

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

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

        The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

     The amendment was approved by the stockholders with 1,653,141 shares voting for the amendment, 42,078 shares voting against the amendment and 588,128 shares abstaining. The Company then announced a two-for-one stock split on the Company's outstanding Common Stock, effective and payable to stockholders of record at April 1, 1996.

                                    PART II
                                    -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
-------  ------------------------------------
         STOCKHOLDER MATTERS
         -------------------

          The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 1996 and 1995, as reported by the National Association of Securities Dealers, Inc., as adjusted for the two-for-one stock split, were as follows:


                        1996             1995
                   ---------------  ---------------
Period              High     Low     High     Low
---------          ------  -------  ------  -------
1st Qtr..          7-9/16    5-5/8  3-7/16  2-11/16
2nd Qtr..          9         5-1/2  4-3/16  2-7/8
3rd Qtr..          11-7/8    7-1/2   7-1/4  4
4th Qtr..          13-1/8  8-15/16   8-1/4  5-3/8

The number of shareholders of record of EDC's common stock at May 13, 1996 was 1032.

No dividends were paid in fiscal years 1996 and 1995.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
------- ---------------------------------------
        PLAN OF OPERATION
        -----------------

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

FY 1996 vs FY 1995
------------------

      The Publishing Division's sales increased 25% in FY 1996 over FY 1995. This increase can be attributable to an increase in volume and an increase in market penetration. Orders continue to increase in size with larger quantities per order as well as multiple titles being ordered. The rack program continues to increase with 201 new racks placed during FY 1996 in bookstores throughout the country. The Division now has 2383 racks in place in bookstores. The Company offers special pricing with the purchase of a display rack. This rack is 6 feet tall with a 21" x 21" base and 5 adjustable shelves. The racks hold approximately 220 books and offer the retail merchant an excellent method of displaying many of the Company's titles. These racks serve as a marketing tool for retail merchants. The telemarketing staff opened 609 new accounts during FY 1996 vs 811 new accounts in FY 1995. Management expects sales for FY 1997 to increase over FY 1996.

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

      The Library Services Division's sales increased 8% in FY 1996 compared with FY 1995. Management believes this increase was due primarily to increased market penetration by the commissioned sales force. The Division now represents 20 other publishers in addition to the Usborne line of titles. Management continues to evaluate the entire range of publishers it represents in order to find the right blend of titles to offer the schools. Sales in the Library Division continue to increase yearly over the previous year, but the percentage of total net sales produced by the Library Division declined in fiscal year 1996 when compared with fiscal year 1995. As discussed earlier, competition in this market is very competitive and subject to the availability of governmental funding. The Company is evaluating the long term potential for this Division, taking into consideration the market competition and availability of governmental funding for the schools. Management expects sales for FY 1997 to increase over FY 1996.

FY 1995 vs FY 1994
------------------

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

FY 1996 vs FY 1995
------------------

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

    Other assets declined from $132,380 at February 28, 1995 to $5,102 at February 29, 1996. This decline was attributed to usage of miscellaneous operating supplies and to the write off of other assets applicable to discontinued operations.

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

FY 1995 vs FY 1994
------------------

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

    (b) Financial Position
        ------------------

    Working capital increased 4% at fiscal year end 1996 over fiscal year end 1995. Higher inventory levels (addressed fully in Liquidity and Capital Resources), partially offset by higher payables and current debt, was the principal contributor to the increase in working capital. The Company pays interest on its bank promissory note from current cash flows. The Company plans to reduce it's inventory levels during fiscal year 1997 by streamlining it's purchasing procedures and reducing the minimum reorder cutoff quantity. Management expects its financial position to continue to improve during FY 1997 and to have increased working capital at fiscal year end 1997.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this item begins at page F-1, following page 17 hereof.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
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

Item 10.  EXECUTIVE COMPENSATION
--------  ----------------------

        The information required by this item is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

        There are no relationships or related transactions required to be disclosed.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
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

*10.19 Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

*10.20 Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK.

*11.      Earnings per share computation.

*23.      Independent Auditors' Consent
-------------------
*Filed Herewith

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


Deloitte & Touche LLP

May 6, 1996
Tulsa, Oklahoma

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
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
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995, AND FEBRUARY 28, 1994
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
                                                                   ===========            ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
--------------------------------------------------------------------------------

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
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995, AND FEBRUARY 28, 1994
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
                                                                  ===========         ===========          ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
--------------------------------------------------------------------------------

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