Form 10-Q
period 1996-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 1997-01-14
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended November 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________ .

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

                       Yes  X           No
                          -----           -----

As of November 30, 1996 there were 5,196,762 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS

                                      November 30, 1996  February 29, 1996
                                          (unaudited)    -----------------
                                      -----------------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents                $     8,100        $   216,000
 Accounts Receivable - (less
 allowances for doubtful accounts
 and returns: 11/30/96 - $270,100
 2/29/96 - $228,000)                        2,733,700          2,591,400

 Inventories (Note 3)                       8,893,400         11,776,100
 Income Taxes Receivable                          -0-            352,300
 Deferred Income Taxes (Note 1)               183,400            168,300
 Prepaid Expenses                             100,500            333,400
                                          -----------        -----------

 Total Current Assets                      11,919,100         15,437,500


 Property, plant and equipment
 at cost (less accumulated
 depreciation: 11/30/96 - $373,800
 2/29/96 - $341,100)                          889,700            815,400
 Other Assets                                  14,500              5,100
                                          -----------        -----------

Total Assets                              $12,823,300        $16,258,000
                                          ===========        ===========

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------------------------------

BALANCE SHEETS (continued)

                                        November 30, 1996   February 29, 1996
                                           (unaudited)      ------------------
                                        -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term
  obligations (Note 2)                        $ 2,920,000         $ 5,820,000

  Accounts payable                              1,208,000           3,215,700

  Accrued salaries, bonuses and
  commissions                                     297,300             270,900

  Income Taxes Payable                            179,700                  --

  Other current liabilities                       269,500             219,500
                                              -----------         -----------

  Total Current Liabilities                     4,874,500           9,526,100

SHAREHOLDERS' EQUITY
(Notes 4 and 5):

  Common Stock, par value of
  $0.20 per share (authorized
  6,000,000 shares; issued 5,424,240
  and 5,398,240 shares; outstanding
  5,196,762 and 5,191,498 shares)               1,084,900           1,079,700

  Capital in excess of par value                4,403,200           4,391,300
  Retained earnings                             3,104,200           1,788,300
                                              -----------         -----------
                                                8,592,300           7,259,300

LESS TREASURY SHARES AT COST                     (643,500)           (527,400)
                                              -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                      7,948,800           6,731,900
                                              -----------         -----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                        $12,823,300         $16,258,000
                                              ===========         ===========


EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                   Three Months Ended November 30   Nine Months Ended November 30
                                   -------------------------------  ------------------------------
                                       1996               1995          1996            1995
                                   ------------       ------------  ------------     -------------

Gross Sales                        $ 8,885,200        $ 8,690,700   $ 24,611,700     $ 22,660,500
Less Discounts & Allowances         (2,606,000)        (2,785,400)    (7,617,700)      (8,058,900)
                                   -----------        -----------   ------------     ------------
Net Sales                            6,279,200          5,905,300     16,994,000       14,601,600
Cost of Sales                        2,355,800          2,358,900      6,672,700        6,064,800
                                   -----------        -----------   ------------     ------------
Gross Margin                         3,923,400          3,546,400     10,321,300        8,536,800
Operating & Selling Exp.               969,100            898,000      3,044,700        2,273,500
Sales Commissions                    1,449,200          1,425,400      3,852,800        2,888,800
General & Admin. Exp.                  348,000            238,300        947,900          643,500
Interest Expense                        80,300             86,800        306,200          204,400
                                   -----------        -----------   ------------     ------------
                                     1,076,800            897,900      2,169,700        2,526,600
Other Income, Net                        7,900                400          8,900              800
                                   -----------        -----------   ------------     ------------

Earnings From Continuing
 Operations Before Income Taxes      1,084,700            898,300      2,178,600        2,527,400
Income Taxes                          (429,600)          (344,900)      (862,700)        (989,400)
                                   -----------        -----------   ------------     ------------
Earnings From Continuing
 Operations                            655,100            553,400      1,315,900        1,538,000
Loss From Discontinued
 Operations,
 Net of Tax                                 --            (10,500)            --          (24,600)
                                   -----------        -----------   ------------     ------------

Net Earnings                       $   655,100        $   542,900   $  1,315,900     $  1,513,400
                                   ===========        ===========   ============     ============


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

Primary and Fully Diluted:
 Earnings From Continuing
  Operations                       $       .12        $       .10   $        .25     $        .29
 Discontinued Operations                    --                 --             --     (        .01)
                                   -----------        -----------   ------------     ------------
Net Earnings                       $       .12        $       .10   $        .25     $        .28
                                   ===========        ===========   ============     ============


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Primary and fully diluted            5,344,697          5,360,952      5,357,780        5,327,350
                                   ===========        ===========   ============     ============

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                  Common Stock
                           (par value $.20 per share)                                Treasury Stock
                            ------------------------                                 --------------
                              Number of              Capital in                   Number
                               Shares                Excess of    Retained          of                     Shareholders'
                               Issued      Amount    Par Value    Earnings        Shares         Amount       Equity
                              ---------  ----------  ----------  -----------  ---------------  -----------  -----------
BALANCE, MARCH 1, 1996        5,398,240  $1,079,700  $4,391,300   $1,788,300         206,742    $(527,400)  $6,731,900

Exercise of options
 at $.25/share                   20,000       4,000       1,000          ---             ---          ---        5,000

Exercise of options
 at $1.50/share                   6,000       1,200       7,800          ---             ---          ---        9,000

Issuance of treasury
 stock                              ---         ---       3,100          ---            (450)       1,100        4,200

Purchase of treasury
 stock                              ---         ---         ---          ---          32,575     (238,200)   ( 238,200)

Sales of treasury stock             ---         ---         ---          ---         (11,389)     121,000      121,000

Net earnings                        ---         ---         ---    1,315,900             ---          ---    1,315,900
                              ---------  ----------  ----------  -----------  --------------   ----------   ----------

BALANCE, NOVEMBER 30, 1996    5,424,240  $1,084,900  $4,403,200   $3,104,200         227,478    $(643,500)  $7,948,800
                              =========  ==========  ==========  ===========  ==============   ==========   ==========

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        Three Months Ended November 30      Nine Months Ended November 30
                                                        ------------------------------      -----------------------------
                                                           1996              1995                1996            1995
                                                        ------------     -------------      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $   655,100     $    542,900       $  1,315,900    $  1,513,400
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                             66,500           29,300            180,100          68,500
    Deferred income taxes                                     (6,500)          (9,300)           (15,100)         (8,700)
    Provision for doubtful accounts
      and sales returns                                      228,700          299,800            957,400         766,200
    Changes in assets and liabilities:
      Accounts and income taxes receivable                  (460,700)        (425,600)          (747,400)     (2,567,300)
      Inventories                                          1,123,800       (1,428,600)         2,882,700      (2,948,400)
      Prepaid expenses and other assets                      148,200           45,900            223,500          68,200
      Accounts payable and accrued expenses                 (246,700)         212,100         (1,931,300)        286,300
      Income taxes payable                                   171,800           32,600            179,700          51,700
                                                        ------------     ------------       ------------    ------------
        Total adjustments                                  1,025,100       (1,243,800)         1,729,600      (4,283,500)
                                                        ------------     ------------       ------------    ------------
        Net cash provided by (used in)
         operating activities                              1,680,200         (700,900)         3,045,500      (2,770,100)
                                                        ------------     ------------       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (103,400)         (84,900)          (254,400)       (453,600)
                                                        ------------     ------------       ------------    ------------
        Net cash used in investing activities               (103,400)         (84,900)          (254,400)       (453,600)
                                                        ------------     ------------       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                              1,290,000        3,290,000          4,800,000       8,070,000
   Payments under revolving credit
    agreement                                             (2,740,000)      (2,400,000)        (7,700,000)     (5,130,000)
   Principal payments on capital lease
    obligations                                                   --           (3,300)                --          (7,700)
   Cash received from exercise of
    stock options                                                 --               --             14,000          65,000
   Cash received from sale of
    treasury stock                                            19,200               --            125,200              --
   Cash paid to acquire treasury stock                      (190,900)              --           (238,200)             --
                                                        ------------     ------------        -----------     -----------
     Net cash provided by (used in)
       financing activities                               (1,621,700)         886,700         (2,999,000)      2,997,300
                                                        ------------     ------------        -----------     -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                                (44,900)         100,900           (207,900)       (226,400)
Cash and Cash Equivalents, Beginning of
  Period                                                      53,000            1,600            216,000         328,900
                                                        ------------     ------------       ------------    ------------
Cash and Cash Equivalents, End of Period                $      8,100     $    102,500       $      8,100    $    102,500
                                                        ============     ============       ============    ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                              $     89,700     $     89,400       $    320,300    $    177,900
                                                        ============     ============       ============    ============
    Cash paid for income taxes                          $    264,300     $    315,000       $    345,800    $    931,000
                                                        ============     ============       ============    ============

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of November 30, 1996 and February 29, 1996 are as follows:

                                    November 30, 1996  February 29, 1996
                                    -----------------  -----------------
Deferred tax assets:
 Allowance for doubtful accounts         $ 66,000             50,300
 Inventories                              117,400            118,000
                                         --------           --------

Net deferred tax asset                   $183,400           $168,300
                                         ========           ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                        Three Months Ended November 30   Nine Months Ended November 30
                                            1996             1995             1996           1995
                                        ------------     -------------   -------------   -------------
        Income tax expense:
          Federal
            Current                       $ 366,300        $ 299,300         $ 725,800        $ 842,800
            Deferred                         (6,500)          (9,300)          (15,100)          (8,700)
          State                              69,800           54,900           152,000          155,300
                                          ---------        ---------         ---------         --------
                                          $ 429,600        $ 344,900         $ 862,700        $ 989,400
                                          =========        =========         =========        =========


EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------

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

Effective June 10, 1996 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $9,000,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bears interest at the Wall Street Journal prime floating rate payable monthly (8.25% at November 30, 1996). The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At November 30, 1996 the Company had available $6,080,000 under this credit agreement.


Note 3 - Inventories consist of the following:
------

                                            November 30, 1996  February 29, 1996
                                            -----------------  -----------------

                Book Inventory                   $9,194,500        $12,077,200

                Reserve for Obsolescence           (301,100)          (301,100)
                                                 ----------        -----------
                                                 $8,893 400        $11,776,100
                                                 ==========        ===========


Note 4 - The results of operations for the three months and nine months ended
------
November 30, 1996 and 1995 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 5 - The information shown with respect to the three months and nine
------
months ended November 30, 1996 and 1995, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1995 balances to conform with 1996 presentation.

Note 6  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 29, 1996, which are incorporated herein by reference, and with Management's Discussion and Analysis or Plan of Operations appearing on page 9 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE
---------------------------------------------------------------------------
NINE MONTHS ENDED NOVEMBER 30, 1996
-----------------------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital increased to $7,044,600 at November 30, 1996, an increase of 19% over year-end February 29, 1996. Inventory levels decreased $2.9 million as the Company continues to evaluate and streamline its purchasing procedures in order to supply adequate inventory to meet projected sales goals. Payables decreased 62% at November 30,1996 over year-end February 29, 1996, the result of payments for inventory received in prior periods plus smaller purchases of inventory in the current period. The Company believes its credit line of $9,000,000 will provide adequate availability of funds to meet future needs.

During the second quarter the Company transferred the responsibility of sales to school and public libraries from the Library Division to the Home Business Division. Management believes that the strong consultant base, presently 8,900 consultants, in the Home Business Division will greatly enhance the sales to this market segment of the Company's business. The Company will no longer represent other publishers of library books but is confident that the larger base of potential sales representatives should provide increased sales in the library market. The initial response from the Home Business consultants to this change has been excellent. It is too early to determine the impact of this change but Management is very optimistic that this new program will produce excellent results for the Company.

Management continues to focus on increasing market share in the Publishing Division and to increase revenue from the Home Business Division through increasing its sales consultants network. Management's analysis indicates that the increased exposure of its products through the Home Business Division contributes to increased marketability in the Publishing Division. This exposure helps our inside telemarketing force as well as our independent sales force in their sales efforts. Because the Company has a relatively small share of the children's book market, Management believes there is potential to increase its market share in the Publishing Division in the future. Our Home Business consultants continue to tell Management how well our products are received by the public, and accordingly Management expects this Division to continue to grow.

Effective October 1, 1996 a revised Marketing Plan was put into effect in the Home Business Division. The plan included a revised commission structure, additional consultant levels, a new supervisor program and new and improved specials and other recruiting tools. These changes resulted in improved margins in October and November. Management is optimistic that this revised Marketing Plan will result in improved revenues for the Home Business Division and also will help the consultants in their sales efforts.

EDUCATIONAL DEVELOPMENT CORPORATION
-------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Publishing Division were $6,202,100 for the nine
--------
months ended November 30, 1996 compared with $6,534,400 for the same nine month period last year, a decrease of 5%. Net sales for the three months ended November 30, 1996 were $1,978,300 compared to $2,015,500 for the same quarter last year, a decrease of 2%. Sales nationwide in the publishing industry have declined. Management believes the Company has a superior product and can maintain its market share in this highly competitive market. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. The Company also attends several major national trade shows to further enhance product visibility. For these reasons, Management is optimistic that the Publishing Division can maintain its market share.

Net sales from the Home Business Division increased 49% to $10,349,500 for the nine months ended November 30, 1996 compared with $6,965,500 for the same period last year. Net sales for the three months ended November 30, 1996 were $4,266,200, an increase of 22% over the $3,491,900 for the same period last year. This increase can be attributed to an increase in the number of active consultants (approximately 4,400 added since November 30, 1995) which is a result of quality incentive programs which motivate and assist consultants in sales and recruiting. Management believes this Division has excellent potential for continued growth through an increased consultant network and new and improved incentive programs.

Net sales from the Library Services Division were $442,400 for the nine months ended November 30, 1996, compared with $1,101,700 for the same period last year. Sales for the three months ended November 30, 1996 were $34,700 versus $397,900 for the same quarter last year. As discussed earlier, during the second quarter the Company transferred responsibility of sales to schools and libraries from the Library Services Division to the Home Business Division. The sales reported by the Library Services Division during the third quarter are residual sales generated during the closing down of the Division.

Operating Expenses - The Company's cost of sales increased to $6,672,700 for
------------------
the nine months ended November 30, 1996, an increase of 10% over cost of sales of $6,064,800 for the nine months ended November 30, 1995. Cost of sales as a percentage of gross sales was 27.1% for the nine months ended November 30, 1996 versus 26.8% for the same period last year. Cost of sales for the three months ended November 30, 1996 dropped slightly to $2,355,800 versus $2,358,900 for the same three month period last year. As a percentage of gross sales, cost of sales was 26.5% for the three months ended November 30, 1996 compared with 27.1% for the same three month period last year. Cost of sales as a percentage of gross sales will fluctuate depending on the product mix sold.

Operating and selling expenses were $3,044,700 for the nine months ended November 30, 1996 compared with $2,273,500 for the nine months ended November 30, 1995. Operating and selling expenses as a percentage of gross sales was 12.4% for the nine months ended November 30, 1996 and 10.0% for the nine months ended November 30, 1995. For the three months ended November 30, 1996 operating and selling expenses were $969,100 compared to $898,000 for the same three months last year. As a percentage of gross sales, operating and selling expenses for the three months ended November 30, 1996 was 10.9% and 10.3% for the same three month period last year. Contributing to the increases in selling and operating expenses for both the quarter and the nine month period ended November 30, 1996 were increased sales incentives in the Home Business Division and increased credit card fees in the Home Business Division, both the direct result of increased sales.

Sales commissions increased 33% to $3,852,800 for the nine months ended November 30, 1996 compared with $2,888,800 for the nine months ended November 30, 1995. Sales commissions as a percentage of gross sales were 15.7% verses 12.7% for the same periods respectively. Sales commissions for the three months ended November 30, 1996 were $1,449,200, compared with $1,425,400, an increase of 1.7%. Sales commissions as a percentage of gross sales for the quarters ended November 30, 1996 and 1995 were 16.3% and 16.4% respectively. Sales commission rates vary depending upon the product being sold and the Division making the sales, as the Publishing Division and the Home Business Division each have a separate commission structure. The increased sales commissions is due to increased sales in the Home Business Division, which has a higher commission structure. In October, the Home Business Division put into place a revised and improved commission structure, resulting in a decrease in commissions when expressed as a percentage of gross sales.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------------

General and administrative costs were $947,900 for the nine months ended November 30, 1996 an increase of 47% over the $643,500 for the nine month period ended November 30, 1995. When expressed as a percentage of gross sales, general and administrative costs were 3.9% for the nine months ended November 30, 1996 and 2.8% for the same nine month period last year. For the three months ended November 30, 1996 and 1995, general and administrative costs were $348,000 and $238,300 respectively, an increase of 46%. General and administrative expenses as a percentage of gross sales were 3.9% and 2.7% respectfully for the quarters ended November 30, 1996 and 1995. Data processing costs increased for both the current quarter and the nine months ended November 30, 1996 due to depreciation of new computer equipment and the addition of staff.

Interest expense was $306,200 for the nine months ended November 30, 1996 versus $204,400 for the nine months ended November 30, 1995, an increase of 49.8%. Interest expense for quarter ended November 30, 1996 was down 7.5% to $80,300 when compared with $86,800 for the same quarter last year. The Company incurred higher borrowing levels during the first six months of the current year while during the third quarter the Company was able to reduce its debt level when compared with the same periods last year. The increased borrowings during the first six months occurred as the Company maintained higher inventory levels. Increased sales in the Home Business Division, whose sales are primarily for cash, along with a reduction in the inventory levels allowed the Company to reduce its borrowings and interest expense during the third quarter ended November 30, 1996.

Discontinued Operations - Effective February 29, 1996, the Company
-----------------------
discontinued its School Division. The Company anticipates that the liquidation of the division will be completed during fiscal 1997 through the disposition of remaining assets of the division. The remaining assets of the division were written off at February 29, 1996. Accordingly, the operating results of the School Division are segregated and reported as discontinued operations in the accompanying statements of earnings. The condensed statements of operations relating to the discontinued School Division operations for the three months and nine months ended November 30, 1995 are presented below.



                                    Three Months Ended November 30, 1995   Nine Months Ended November 30, 1995
                                    -------------------------------------  ------------------------------------
Gross sales                                  $   6,200                                $  39,300
  Less discount and allowances                    (300)                                  (5,100)
                                             ---------                                ---------
     Net sales                                   5,900                                   34,200
Cost of sales                                    1,900                                    8,200
                                             ---------                                ---------
     Gross margin                                4,000                                   26,000
Operating expenses                              21,000                                   65,900
                                             ---------                                ---------
Loss before income taxes                       (17,000)                                 (39,900)
Income tax benefit                               6,500                                   15,300
                                             ---------                                ---------
Loss from operations                         $ (10,500)                               $ (24,600)
                                             =========                                =========

PART II OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         A.  Exhibits

             1.  None

         B.  Reports on Form 8-K

             1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------


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



Date:   January 14 1997
       -----------------