Form 10-K
period 1997-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 1997-05-28
CIK 31667

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ____________  to ____________.

                        Commission file number: 0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                       73-0750007
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

10302 East 55th Place, Tulsa, Oklahoma                  74146-6515
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (918) 622-4522

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.20 par value
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X         No
                        -----          -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 14, 1997, 5,217,129 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 3,882,293 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on May 14, 1997, of these shares traded on the Nasdaq National Market, was approximately $22,808,471.

                      DOCUMENTS INCORPORATED BY REFERENCE


    Incorporated Document                          Location in Form 10-K
    ---------------------                          ---------------------
All information under the caption           Part III - Item 10(a) and Item 10(c)
"Election of Directors" and "Compliance
With Section 16(a)" in the Company's
definitive Proxy Statement to be filed
in connection with the Annual Meeting
of Shareholders to be held July 24, 1997.

All information under the caption                Part III - Item 11
"Executive Compensation" in the
Company's definitive Proxy Statement
to be filed in connection with the
Annual Meeting of Shareholders to be
held July 24, 1997.

All information under the caption                Part III - Item 12
"Voting Securities and Principal
Holders Thereof" in the Company's
definitive Proxy Statement to be
filed in connection with the Annual
Meeting of Shareholders to be held
July 24, 1997.


NOTE:  Part III - Item 14 is located at pages 14 to 17 herein.

                      EDUCATIONAL DEVELOPMENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                     FOR THE YEAR ENDED FEBRUARY 28, 1997

                                    PART 1
                                    ------

Item 1.   (a) General Development of Business
-------       -------------------------------

     Educational Development Corporation ("EDC" or the "Company"), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the sole United States distributer of a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company's Home Business Division distributes these books through independent sales consultants who hold book showings in individual homes and through book fairs, fund raisers and directs sales. The Home Business Division also distributes these titles to public and school libraries. The Company's Publishing Division distributes these books to book stores, toy stores, specialty stores and other retail outlets throughout the United States.

     The Company was incorporated on August 23, 1965. The Company's original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

     During Fiscal Year (FY) 1997 the Company operated primarily two divisions:
Home Business Division and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, fund raisers and direct sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to book stores, toy stores, specialty stores and other retail stores. The Library Division ceased operations July 1, 1996.

     Significant Events During Fiscal Year 1997
     ------------------------------------------

     Effective July 1, 1996 the Company transferred the responsibility of sales to school and public libraries from the Library Division to the Home Business Division. Management believes that the strong consultant base, presently 5,700 active consultants, in the Home Business Division will greatly enhance the sales to this market segment of the Company's business. The initial response to this change from the Home Business consultants has been excellent. The Company has developed a training program for those consultants who wish to sell in this market. Approximately 850 consultants have gone through this program and earned the designation of Educational Consultant. As a result of this change, the Company will no longer represent other publishers of library books but is confident that the larger base of potential sales representatives should provide increased sales in the library market.

Net Sales for each of the three divisions were as follows:



                             NET SALES BY DIVISION
----------------------------------------------------------------------------------
                          FY 1997              FY 1996               FY 1995
--------------------------------------  --------------------  --------------------
                               Percent               Percent               Percent
                    ($ M)      of Total   ($ M)     of Total   ($ M)      of Total
----------------------------------------------------------------------------------

Home Business     $12,932.2       60.9  $ 9,516.0       49.4  $ 4,425.2       35.8
Publishing          7,864.9       37.0    8,191.1       42.5    6,502.1       52.6
Library               442.4        2.1    1,546.4        8.1    1,426.0       11.6
                  ---------      -----  ---------      -----  ---------      -----
                  $21,239.5      100.0  $19,253.5      100.0  $12,353.3      100.0
                  =========      =====  =========      =====  =========      =====

As the table above indicates, the Home Business Division has experienced an increase in sales in each of the last three years, and their percentage of sales to the total sales has also increased in each of the last three years. The Company sees this trend continuing as the Home Business Division continues to grow at a greater rate than the Publishing Division. The Publishing Division's sales declined somewhat during FY 1997, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. The decline in the Library Division sales was due to the closure of the division, as previously discussed.


            OPERATING PROFIT BY DIVISION
---------------------------------------------------
                     FY 1997    FY 1996    FY 1995
-----------------------------  ---------  ---------
                     ($ M)       ($ M)      ($ M)
---------------------------------------------------

Home Business       $3,150.7   $2,690.1   $1,275.1
Publishing          $2,466.6   $3,151.0   $2,414.3
Library             $  178.3   $  336.4   $  319.9



         IDENTIFIABLE ASSETS BY DIVISION
---------------------------------------------------

                      (none)


(b)  Financial Information about Industry Segments
     ---------------------------------------------

    Marketing and distribution of books to the retail trade, including book stores, toy stores, specialty stores and other retail outlets as well as school and public libraries, is the principal industry segment in which the Company is engaged. Reference is made to the financial information contained elsewhere in this report for financial results of the Company's operations.

(c)  Narrative Description of Business
     ---------------------------------

(i)   General

    The principal product of both the Home Business Division and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the United States distributor of these books. The Company currently offers approximately 900 different titles. The Company considers the political risk of importing books from the United Kingdom to be negligible as the two countries have maintained excellent relations for many years. There likewise is little direct economic risk to the Company in importing books from the United Kingdom as the Company pays for the books in U.S. dollars and is not directly subject to any currency fluctuations. There is risk of physical loss of the books should an accident occur while the books are in transit, which could cause the Company some economic loss due to lost sales should the supply of some titles run out in the event of a lost shipment. The Company considers this to be highly unlikely as this type of loss has yet to occur.

    There is some risk involved in having approximately 98% of net sales from the Usborne line. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type and has no plans to sell any other line.

(ii)  Home Business Division

    The Home Business Division markets the Usborne line of approximately 900 titles through a combination of direct sales, home parties, fund raisers and book fairs sold through a network marketing system. The Division also sells to school and public libraries.

(iii)  Publishing Division

    The Publishing Division distributes the Usborne line to book stores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent sales representatives in the field.

(iv)  Research and Development

    The Company did not incur any research and development expenses during the last three fiscal years.

(v)  Marketing

      (a)  Home Business Division

    The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, fund raisers and book fairs. The division had 5,340 consultants in 50 states at February 28, 1997.

      (b)  Publishing Division

    The Publishing Division markets through commissioned trade representatives who call on book, toy and specialty stores; and through marketing by telephone to the trade as well as to school and public libraries. This Division markets to approximately 12,000 book, toy and specialty stores. Significant orders have been received from major book chains. During fiscal year 1997 the division continued to make inroads into mass merchandising outlets such as drug, department and discount stores.

(vi)   Competition

      (a)  Home Business Division

    The Home Business Division faces stiff competition from several other direct selling companies which have larger financial resources. Federal and state funding cuts to schools affect the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division's future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress. Management believes its superior product line will enable this Division to be highly competitive in its market area.

      (b)  Publishing Division

    The Publishing Division faces strong competition from large U.S. and international companies which have much larger financial resources. Industry sales are over $2.3 billion annually. Publishing Division's sales are less than 1/2 of 1% of industry sales. Competitive factors include product quality, price and deliverability. Possible funding cuts to schools would not impact the Publishing Division as it does not sell to this market. Management believes it can compete well in its market area.

(vii)  Seasonality

      (a)  Home Business Division

    The level of sales for Home Business Division is greatest during the Fall as individuals prepare for the Holiday season.

      (b)  Publishing Division

    The level of shipments of the Company's books is greatest in the Fall while retailers are stocking up for Holiday sales.

(viii) Government Funding

    Local, state and Federal funds are important to the Home Business Division but not to the Publishing Division. In many cities and states in which the Company does business, school funds have been severely cut.

(ix)   Trademarks, Copyrights and Patents

    (none)

(x)    Employees

    As of May 1, 1997, the Company had 53 full-time employees and 34 part-time employees. The Company believes its relations with its employees to be good.

Item 2.  PROPERTIES
-------  ----------

    The Company moved its operations and executive offices on March 1, 1986, to 10302 E. 55th PL, Tulsa, Oklahoma. The Company leases approximately 94,000 square feet of office and warehouse space under a 5 year renewable lease which expires February 28, 1999.

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

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

    The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

    The common stock of EDC is traded on the Nasdaq National Market (symbol--
EDUC). The high and low closing quarterly common stock quotations for fiscal years 1997 and 1996, as reported by the National Association of Securities Dealers, Inc., as adjusted for the two-for-one stock split, were as follows:

                1997           1996
           -------------  ---------------
Period      High    Low    High     Low
------     ------  -----  ------  -------
1st Qtr..  12-3/4  8-3/4  7-9/16    5-5/8
2nd Qtr..   9-7/8      6       9    5-1/2
3rd Qtr..   8-1/8  4-7/8  11-7/8    7-1/2
4th Qtr..   8-1/4  5-3/4  13-1/8  8-15/16

The number of shareholders of record of EDC's common stock at May 13, 1997 was 1029.

No dividends were paid in fiscal years 1997 and 1996. In lieu of paying dividends in the future, the Company intends to invest earnings in Company growth.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                YEARS ENDED FEBRUARY 28 (29)
                            -------------------------------------------------------------
                               1997         1996         1995         1994         1993
                            -----------  -----------  -----------  ----------  ----------
Net Sales                   $21,239,507  $19,253,467  $12,353,257  $7,916,527  $6,225,751
                            -----------  -----------  -----------  ----------  ----------

Income From Continuing
   Operations               $ 1,630,088  $ 1,805,335  $ 1,163,647  $  631,350  $  422,099
                            -----------  -----------  -----------  ----------  ----------

Net Earnings                $ 1,630,088  $ 1,478,714  $ 1,171,786  $  893,651  $  564,499
                            -----------  -----------  -----------  ----------  ----------

Income From Continuing
   Operations Per Common
   Share (Primary and
   Fully Diluted)           $       .31  $       .34  $       .22  $      .13  $      .09
                            -----------  -----------  -----------  ----------  ----------

Net Earnings Per Common
   Share (Primary and
   Fully Diluted)           $       .31  $       .28  $       .22  $      .18  $      .12
                            -----------  -----------  -----------  ----------  ----------

Total Assets                $13,365,369  $16,422,068  $ 9,665,378  $5,438,709  $4,577,639
                            -----------  -----------  -----------  ----------  ----------

Long Term Obligations                --           --  $ 1,000,000  $    7,673  $   48,598
                            -----------  -----------  -----------  ----------  ----------

There were no cash dividends declared during fiscal years 1993 through 1997.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION
          ----------------------------------

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

FY 1997
-------

     The Home Business Division's sales increased 36% in FY 1997 compared with FY 1996. This was due to the number of active consultants, presently 5,700, who are actively selling the books through home shows, book fairs, fund raisers and direct sales. The Division continued to offer new and exciting consultant incentive programs during FY 1997, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. Regional training seminars are held throughout the country to train supervisors and consultants and exchange new ideas with other supervisors and consultants. The Division held its first National Seminar in April, 1997 with approximately 300 consultants and top supervisors in attendance. This 4-day event offered training and motivational sessions for those in attendance and was an excellent beginning to FY 1998. Management expects sales for FY 1998 to exceed those of FY 1997.

     The Publishing Division's sales decreased 4% in FY 1997 over FY 1996.
Sales nationwide in the publishing industry have declined. Management believes the Company has a superior product and can maintain its market share in this competitive market. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. The telemarketing staff opened 580 new accounts during FY 1997 versus 609 new accounts in FY 1996. The rack program continues to be popular with 369 new racks placed during FY 1997 versus 201 in FY 1996. There are now approximately 2,750 racks in place in bookstores throughout the country. The Company offers special pricing with the purchase of a display rack. This rack is 6 feet tall with a 21" x 21" base and 5 adjustable shelves. The rack holds approximately 220 books and offers the retail merchant an excellent method of displaying many of the Company's titles. These racks serve as a marketing tool for retail merchants. The Company attends several major national trade shows to further enhance product visibility. For these reasons, Management is optimistic that the Publishing Division can maintain its market share.

     As discussed under General Development of Business, the Library Division was closed effective July 1, 1996 and the responsibility for these sales transferred to the Home Business Division.

     Cost of sales increased 2.9% for FY 1997 over FY 1996. Cost of sales as a percent of gross sales was 26.6% in FY 1997 compared with 27.2% in FY 1996. Cost of sales as a percentage of gross sales fluctuates depending upon the mix of products sold during a given year. Management believes that its cost of sales sold in FY 1998 will remain consistent with 1997 levels.

     Operating and selling expenses increased 23.7% for FY 1997 over FY 1996.
As a percent of gross sales these costs were 12.3% in FY 1997 and 10.5% in FY 1996. Contributing to the increases in selling and operating expenses were increased sales incentives in the Home Business Division and increased credit card fees in the Home Business Division, both the direct result of increased sales in this Division. Building rental costs and utilities also increased as the Company added additional warehouse space during FY 1997. Management expects operating and selling expense to be approximately 10% - 12% of gross sales for FY 1998.

     Sales commissions increased 22.9% during FY 1997 over FY 1996. As a percent of gross sales, these costs were 14.9% in FY 1997 compared with 12.7% in FY 1996. Sales commission as a percentage of gross sales is determined by the product mix sold, as the commission rates vary with the product being sold and the Division which makes the sale. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in the increase in commission expense during FY 1997. In October, the Home Business Division put into place a revised and improved commission structure, which will reduce commission expense as a percent of Home Business Division sales. Management expects the full impact of this change to be reflected in FY 1998. Management anticipates that sales commissions will be approximately 14% - 15% of gross sales for FY 1998.

     General and administrative costs increased during FY 1997 by 42.8% when compared with FY 1996. As a percentage of gross sales, these expenses were 4.2% in FY 1997 and 3.1% in FY 1996. General and administrative costs are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Contributing to the increased general and administrative costs was depreciation, due to the addition of new computer equipment, and the addition of staff due to increased volumes. Management expects general and administrative expenses for FY 1998 will be approximately 3.5% to 4.5% of gross sales.

     Interest expense increased 15.8% during FY 1997 when compared with FY 1996. As a percentage of gross sales, interest expense was 1.1% for both FY 1997 and FY 1996. The increase in interest expense was due primarily to the increased borrowing levels during FY 1997 when compared with FY 1996.

FY 1996
-------

     The Home Business Division's sales increased 117% in FY 1996 compared with FY 1995. This was due to a 147% increase in the number of independent consultants distributing the books. The Division continued to offer new and exciting consultant incentive programs during FY 1996, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. The Division continued to hold several training seminars during the year to train supervisors and to exchange ideas with other supervisors.

     The Publishing Division's sales increased 25% in FY 1996 over FY 1995. This increase was attributable to an increase in volume and an increase in market penetration. Orders continued to increase in size with larger quantities per order as well as multiple titles being ordered. The rack program continued to increase with 201 new racks placed during FY 1996 in bookstores throughout the country. The Division had 2383 racks in place in bookstores. The Company offered special pricing with the purchase of a display rack. The telemarketing staff opened 609 new accounts during FY 1996 vs 811 new accounts in FY 1995.

     The Library Services Division's sales increased 8% in FY 1996 compared with FY 1995. Management believed this increase was due primarily to increased market penetration by the commissioned sales force. The Division represented 20 other publishers in addition to the Usborne line of titles. Sales in the Library Division continue to increase yearly over the previous year, but the percentage of total net sales produced by the Library Division declined in fiscal year 1996 when compared with fiscal year 1995. As discussed earlier, competition in this market is very competitive and subject to the availability of government funding.

     Cost of sales increased 46% for FY 1996 over FY 1995. Cost of sales as a percent of gross sales was 27.2% in FY 1996 compared with 27.1% in FY 1995. Cost of sales as a percentage of gross sales fluctuates depending upon the mix of products sold.

     Operating and selling expenses increased 37% for FY 1996 over FY 1995. As a percent of gross sales these costs were 10.5% in FY 1996 compared to 11.1% in FY 1995. Sales incentives increased 167% in the Home Business Division as a result of the increase in sales.

     Sales commissions increased 101% during FY 1996 over FY 1995. As a percent of gross sales, these costs were 12.7% in FY 1996 compared with 9.2% in FY 1995. Sales commission as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold and the Division which makes the sale. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission cost.

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

    Interest expense increased $287,897 during FY 1996 compared with FY 1995. As a percentage of gross sales, interest expense was 1.1% in FY 1996 and negligible in FY 1995. This increase was due primarily to the increased borrowing levels during FY 1996 and a higher average interest rate.

FY 1995
-------

    The Home Business Division's sales increased 169% in FY 1995 compared with FY 1994. This was due to a 110% increase in the number of independent consultants distributing the books. The Division continued to offer new and exciting consultant incentive programs during FY 1995, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. The Division held several training seminars during the year to train supervisors and to exchange ideas with other supervisors.

    The Publishing Division's sales increased 24% in FY 1995 over FY 1994. This increase was attributable to an increase in volume and an increase in market penetration. Orders increased in size with larger quantities per order as well as multiple titles being ordered. The rack program continued to increase with 266 new racks placed during FY 1995 in bookstores throughout the country. The telemarketing staff opened 811 new accounts during FY 1995 vs 1,004 new accounts in FY 1994.

    The Library Services Division's sales increased 42% in FY 1995 compared with FY 1994. Management believed this increase was due primarily to increased market penetration by the commissioned sales force. The Division represented 20 other publishers in addition to the Usborne line of titles.

    Cost of sales increased 49% for FY 1995 over FY 1994. Cost of sales as a percent of gross sales was 27.1% in FY 1995 compared with 27.6% in FY 1994. Cost of sales as a percentage of gross sales fluctuates depending upon the mix of products sold.

    Operating and selling expenses increased 34.4% for FY 1995 over FY 1994. As a percent of gross sales these costs were 11.1% in FY 1995 compared to 12.6% in FY 1994. Travel costs increased 96% as the Home Business Division sponsored several consultant travel contests throughout the year.

    Sales commissions increased 117% during FY 1995 over FY 1994. As a percent of gross sales, these costs were 9.2% in FY 1995 compared with 6.5% in FY 1994. Sales commission as a percentage of gross sales is determined by the product mix being sold, as the commission rates vary with the product being sold and the Division which makes the sale. The increase in sales by the Home Business Division, which has a higher commission percentage, resulted in higher commission cost.

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

    (b) Financial Position
        ------------------

    Working capital increased 25% to $7.4 million at fiscal year end 1997 over fiscal year end 1996. A reduction in payables and short term bank debt, partially offset by reduced inventory and receivables were the principal contributors to the increase in working capital. The Company pays interest on its bank promissory note monthly from current cash flows. Management expects its financial position to continue to improve during FY 1998 and to have increased working capital at fiscal year end 1998.

    (c)  Liquidity and Capital Resources
         -------------------------------

    Management believes the Company's liquidity at February 28, 1997, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during FY 1998. Capital expenditures are expected to be less than $750,000 in FY 1998. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements and additions to the warehouse shipping system.

    Effective September 25, 1995 the Company signed a Restated Credit and Security Agreement with State Bank which provided a $6,000,000 line of credit and replaced the existing loan agreement. The line of credit matured June 30, 1996. The note bore interest at prime plus 1/2%, payable monthly and was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations. Payments were made from current cash flows.

    Effective June 30, 1996 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $9,000,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bears interest at the Wall Street Journal prime floating rate payable monthly (8.25% at February 28, 1997). The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At February 28, 1997 the Company had available $6,990,000 under this credit agreement.

    The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company is negotiating to renew this facility when it matures June 30, 1997. The Company believes its borrowing capacity under this line to be adequate for the next several years.

    The Company generated cash from operating activities during FY 1997. Accounts receivable declined in FY 1997 as the Company placed emphasis on collection efforts and the tightening of credit controls. The Company plans to continue to maximize its collection efforts in order to maintain cash flows.

    Inventories decreased during FY 1997 from the levels of FY 1996 as the Company streamlined its purchasing procedures. The Company continues to evaluate its purchasing system in order to ensure that adequate levels are on hand to support increased sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately each year as new titles are added to the product line.

    The major component of accounts payable is the amount due the Company's principal supplier. The reduction in inventory purchases also reduces the accounts payable to the suppler. As inventory levels increase moderately each year, accounts payable will also increase moderately each year. Management anticipates cash flows from operating activities to increase in the foreseeable future.

    Other current liabilities increased in FY 1997 as the direct result of payments received for product which was not shipped until FY 1998. The revenue for these products was recognized in FY 1998 when the product was shipped.

    Cash used in investing activities increased in FY 1997 as the Company made enhancements to its computer system and added additional equipment to the warehouse shipping system.

    Net cash provided by financing activities declined in FY 1997 as the Company was able to pay down the bank promissory note due to improved cash flows during the year.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

          The information required by this item begins at page F-1, following page 18 hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

          There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 1997.


                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

          (a)  Identification of Directors
               ---------------------------

          The information required by this item is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 24, 1997.

          (b)  Identification of Executive Officers
               ------------------------------------

          The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                  Office
     Name                 Office                Held Since  Age
     ----                 ------                ----------  ---

Randall W. White     Chairman of the Board,         1986     55
                     President and Treasurer

W. Curtis Fossett    Controller and                 1989     51
                     Corporate Secretary



          (c)  Compliance With Section 16 (a) of the Exchange Act
               --------------------------------------------------

          The information required by this item is furnished by incorporation by reference to all information under the caption "Compliance With Section 16 (a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 1997.

Item 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by this item is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

     The information required by this item is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     There are no relationships or related transactions required to be disclosed.


                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

           (a)  The following documents are filed as part of this a report:

        1.   Financial Statements                          Page
             --------------------                          ----

        Independent Auditors' Report                        F-1

        Balance Sheets - February 28, 1997 and
          February 29, 1996                                 F-2

        Statements of Earnings - Years ended
          February 28, 1997, February 29, 1996
          and February 28, 1995                             F-3

        Statements of Changes in Shareholders' Equity -
          Years ended February 28, 1997,
           February  29, 1996 and February 28, 1995         F-4

        Statements of Cash Flows -
          Years ended February 28, 1997,
          February 29, 1996 and February 28, 1995           F-5

        Notes to Financial Statements                       F-6-F-14
        Schedules have been omitted as such information is either not required or is included in the financial statements.

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

        3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996.

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

       10.6 Loan Agreement dated January 18, 1990, by and between the Company and State Bank & Trust, N.A., Tulsa, OK (formerly WestStar Bank, N.A., Bartlesville, OK), is incorporated herein by reference to
             Exhibit 10.11 to Form 10-K dated February 28, 1990 (File No. 0-
             4957).

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

       10.9 Amendment dated January 1, 1992 to Usborne Agreement -Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

       10.10 First Amendment dated January 31, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.14 to Form 10-K dated February 29, 1992 (File No. 0-4957).

       10.11 Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188).

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

       10.19 Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK is incorporated herein by reference to Exhibit 10.19 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

       10.20 Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK is incorporated herein by reference to Exhibit 10.20 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

      *10.21 Restated Loan Agreement dated June 10, 1996 between the Company and
             State Bank & Trust, N.A., Tulsa, OK.

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

                      EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 28, 1997    By  /s/ W. Curtis Fossett
                          ------------------------------------
                           W. Curtis Fossett
                           Principal Financial
                           and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 28, 1997        /s/ Randall W. White
                          ------------------------------------
                           Randall W. White
                            Chairman of the Board
                            President, Treasurer and
                            Director


       May 28, 1997        /s/ Robert D. Berryhill
                          ------------------------------------
                            Robert D. Berryhill, Director


       May 28, 1997        /s/ G. Dean Cosgrove
                          ------------------------------------
                            G. Dean Cosgrove, Director


       May 28, 1997        /s/ James F. Lewis
                          ------------------------------------
                            James F. Lewis, Director


       May 28, 1997        /s/ John M. Lare
                          ------------------------------------
                            John M. Lare, Director


       May 28, 1997    By  /s/ W. Curtis Fossett
                          ------------------------------------
                            W. Curtis Fossett
                            Principal Financial
                            and Accounting Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 1997 and February 29, 1996, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

May 2, 1997
Tulsa, Oklahoma

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

-------------------------------------------------------------------------------------------------------------------------
                                                                                          1997               1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $        82,153     $      215,963
  Accounts receivable, less allowances
   for doubtful accounts and sales returns                                                  2,032,688          2,755,484
  Inventories - Net                                                                        10,048,457         11,999,873
  Prepaid expenses                                                                             55,697            109,661
  Income taxes receivable                                                                     124,092            352,323
  Deferred income taxes                                                                       159,200            168,300
                                                                                       --------------     --------------
            Total current assets                                                           12,502,287         15,601,604

PROPERTY AND EQUIPMENT - Net                                                                  848,478            815,362

OTHER ASSETS - Net                                                                             14,604              5,102
                                                                                       --------------     --------------
                                                                                       $   13,365,369     $   16,422,068
                                                                                       ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                                                                  $   2,010,000      $   5,820,000
  Accounts payable                                                                          2,305,067          3,215,691
  Accrued salaries and commissions                                                            214,198            270,864
  Other current liabilities                                                                   563,059            383,625
                                                                                       --------------     --------------
            Total current liabilities                                                       5,092,324          9,690,180

SHAREHOLDERS' EQUITY:
  Common stock, $.20 par value;  Authorized  6,000,000 shares;
   Issued 5,424,240 and 5,398,240 shares; Outstanding 5,200,697
   and 5,191,498 shares                                                                     1,084,848          1,079,648
  Capital in excess of par value                                                            4,403,242          4,391,339
  Retained earnings                                                                         3,418,431          1,788,343
                                                                                       --------------     --------------
                                                                                            8,906,521          7,259,330
  Less treasury stock, at cost                                                               (633,476)          (527,442)
                                                                                       --------------     --------------
                                                                                            8,273,045          6,731,888
                                                                                       --------------     --------------

                                                                                       $   13,365,369     $   16,422,068
                                                                                       ==============     ==============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996, AND FEBRUARY 28, 1995

----------------------------------------------------------------------------------------------
                                                       1997            1996            1995
GROSS SALES                                        $ 31,547,007    $ 30,039,963    $ 20,616,152
Less discounts and allowances                       (10,307,500)    (10,786,496)     (8,262,895)
                                                   ------------    ------------    ------------
          Net sales                                  21,239,507      19,253,467      12,353,257
COST OF SALES                                         8,396,060       8,155,725       5,587,402
                                                   ------------    ------------    ------------
          Gross margin                               12,843,447      11,097,742       6,765,855
                                                   ------------    ------------    ------------

OPERATING EXPENSES:
  Operating and selling                               3,883,438       3,138,851       2,289,725
  Sales commissions                                   4,699,279       3,824,500       1,899,317
  General and administrative                          1,315,012         920,786         764,351
  Interest                                              344,966         297,849           9,952
                                                   ------------    ------------    ------------
                                                     10,242,695       8,181,986       4,963,345
                                                   ------------    ------------    ------------

OTHER INCOME                                             33,436           2,279          59,137
                                                   ------------    ------------    ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                         2,634,188       2,918,035       1,861,647

INCOME TAXES                                          1,004,100       1,112,700         698,000
                                                   ------------    ------------    ------------

EARNINGS FROM CONTINUING OPERATIONS                   1,630,088       1,805,335       1,163,647

DISCONTINUED OPERATIONS, NET OF TAX:
  Earnings (loss) from operations                           -           (25,637)          8,139
  Loss on disposal                                          -          (300,984)            -
                                                   ------------    ------------    ------------
                                                            -          (326,621)          8,139
                                                   ------------    ------------    ------------

NET EARNINGS                                       $  1,630,088    $  1,478,714    $  1,171,786
                                                   ============    ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary and fully diluted:
    Earnings from continuing operations            $       0.31    $       0.34    $       0.22
  Discontinued operations                                   -             (0.06)            -
                                                   ------------    ------------    ------------

Net earnings                                       $       0.31    $       0.28    $       0.22
                                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING -
    Primary and fully diluted                         5,353,938       5,338,834       5,223,490
                                                   ============    ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

------------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                      (par value $.20 per share)
                                      -------------------------                 Retained         Treasury Stock
                                      Number of                  Capital in     Earnings     ---------------------------    Share-
                                       Shares                    Excess of    (Accumulated    Number of                    holders'
                                       Issued        Amount      Par Value      Deficit)        Shares       Amount         Equity

BALANCE, MARCH 1, 1994                2,329,120   $   465,824   $ 4,449,767   $  (862,157)     96,299    $   (84,076)   $ 3,969,358

  Exercise of options at $1.875/share    10,000         2,000        16,750             -           -              -         18,750
  Exercise of options at $0.625/share     5,000         1,000         2,125             -           -              -          3,125
  Sales of treasury stock                     -             -       100,483             -     (10,426)         9,102        109,585
  Net earnings                                -             -             -     1,171,786           -              -      1,171,786
                                      ---------   -----------   -----------   -----------    --------    -----------    -----------

BALANCE, FEBRUARY 28, 1995            2,344,120       468,824     4,569,125       309,629      85,873        (74,974)     5,272,604

  Exercise of options at $6.25/share     25,000         5,000       151,250             -           -              -        156,250
  Exercise of options at $3.00/share      5,000         1,000        14,000             -           -              -         15,000
  Exercise of options at $2.75/share     30,000         6,000        76,500             -           -              -         82,500
  Exercise of options at $1.875/share    15,000         3,000        25,125             -           -              -         28,125
  Exercise of options at $1.25/share     15,000         3,000        15,750             -           -              -         18,750
  Exercise of options at $0.50/share    265,000        53,000        79,500             -           -              -        132,500
  Issuance of treasury stock                  -             -           (87)            -        (100)            87              -
  Purchase of treasury stock                  -             -             -             -      22,575       (523,048)      (523,048)
  Sales of treasury stock                     -             -             -             -      (4,977)        70,493         70,493
  Net earnings                                -             -             -     1,478,714           -              -      1,478,714
  Effect of two-for-one stock split
   (Note 9)                           2,699,120       539,824      (539,824)            -     103,371              -              -
                                      ---------   -----------   -----------   -----------    --------    -----------    -----------
BALANCE, FEBRUARY 29, 1996            5,398,240     1,079,648     4,391,339     1,788,343     206,742       (527,442)     6,731,888

  Exercise of options at $0.25/share     20,000         4,000         1,000             -           -              -          5,000
  Exercise of options at $1.50/share      6,000         1,200         7,800             -           -              -          9,000
  Issuance of treasury stock                  -             -         3,103             -      (3,840)        10,738         13,841
  Purchase of treasury stock                  -             -             -             -      32,975       (242,730)      (242,730)
  Sales of treasury stock                     -             -             -             -     (12,334)       125,958        125,958
  Net earnings                                -             -             -     1,630,088           -              -      1,630,088
                                      ---------   -----------   -----------   -----------    --------    -----------    -----------
BALANCE, FEBRUARY 28, 1997            5,424,240   $ 1,084,848   $ 4,403,242   $ 3,418,431     223,543    $  (633,476)   $ 8,273,045
                                      =========   ===========   ===========   ===========    ========    ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996, AND FEBRUARY 28, 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       1997             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                     $  1,630,088     $  1,478,714     $  1,171,786
  Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                      252,113          126,697          147,431
     Deferred income taxes                                                                9,100           88,700         (113,000)
     Provision for doubtful accounts and sales returns                                1,225,000        1,250,900        1,143,500
     Provision for obsolete inventories                                                      --               --          118,100
     Stock issued for awards                                                              4,251               --               --
     Changes in assets and liabilities:
       Accounts and income taxes receivable                                            (273,973)      (2,450,713)      (1,567,653)
       Inventories                                                                    1,951,416       (5,106,474)      (3,320,267)
       Prepaid expenses and other assets                                                 44,462          (36,815)        (111,285)
       Accounts payable and accrued expenses                                           (787,856)         320,979        1,964,348
                                                                                   ------------     ------------     ------------
            Total adjustments                                                         2,424,513       (5,806,726)      (1,738,826)
                                                                                   ------------     ------------     ------------
            Net cash provided by (used in) operating activities                       4,054,601       (4,328,012)        (567,040)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                                                  (275,639)        (577,847)        (273,129)
                                                                                   ------------     ------------     ------------
            Net cash used in investing activities                                      (275,639)        (577,847)        (273,129)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                                         7,130,000       11,820,000        2,040,000
  Payments under revolving credit agreement                                         (10,940,000)      (7,000,000)      (1,040,000)
  Principal payments on capital lease obligations                                            --           (7,673)         (40,925)
  Cash received from exercise of stock options                                           14,000           64,952           21,875
  Cash received from sale of stock                                                      125,958           70,493          109,585
  Cash paid to acquire treasury stock                                                  (242,730)        (154,875)              --
                                                                                   ------------     ------------     ------------
            Net cash provided by (used in) financing activities                      (3,912,772)       4,792,897        1,090,535
                                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (133,810)        (112,962)         250,366

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            215,963          328,925           78,559
                                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     82,153     $    215,963     $    328,925
                                                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
  Cash paid for interest                                                           $    368,051     $    264,462     $      7,691
                                                                                   ============     ============     ============

  Cash paid for income taxes                                                       $    766,769     $  1,259,022     $    836,500
                                                                                   ============     ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996, AND FEBRUARY 28, 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   NATURE OF BUSINESS - Educational Development Corporation (the "Company") distributes books and publications through its Publishing and Home Business Divisions. In July 1996, the Company's Library Division ceased operations and responsibility for sales to this market segment were taken over by the Home Business Division. The Company is the United States ("U.S.") distributor of books and related matters, published primarily in England, to book, toy and gift stores, libraries and home educators. The Company is also involved in the production and publishing of new book titles. The English publishing company is the Company's primary supplier. The Company sells to its customers, located throughout the U.S., primarily on standard credit terms.

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

   INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards.

   INCOME RECOGNITION - Sales are recorded when products are shipped. At the time sales are recognized for certain products under specified conditions, allowances for returns are recorded based on prior experience.

   ADVERTISING COSTS - The Company expenses advertising costs as incurred.

   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The computation of earnings per common and common equivalent share is based on the weighted average shares of common stock outstanding and, when the effect is dilutive, common stock equivalents attributable to stock options and stock warrants.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's note payable to bank is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

   LONG-LIVED ASSET IMPAIRMENT - Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have an effect on the Company's financial statements.

   STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its stock-based employee compensation arrangements.

   NEW ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data presented. This statement is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate that adoption of this standard will have a significant effect on its financial statements.

   RECLASSIFICATIONS - Reclassifications were made to certain 1995 and 1996 balances to conform with the 1997 presentation.


2. DISCONTINUED OPERATIONS


   Effective February 29, 1996, the Company discontinued its School Division. The remaining assets of this division were written off at February 29, 1996. Accordingly, the operating results of the School Division are segregated and reported as discontinued operations in the accompanying statements of earnings for the years ended February 29, 1996 and February 28, 1995.

The condensed statements of operations relating to the discontinued School Division operations for each of the years ended February 29, 1996 and February 28, 1995 are presented below:

                                                          YEAR ENDED
                                                  ----------------------------
                                                  FEBRUARY 29,    FEBRUARY 28,
                                                       1996            1995
     Gross sales                                    $ 43,085       $ 136,521
       Less discounts and allowances                  (5,030)         (9,871)
                                                    --------       ---------
            Net sales                                 38,055         126,650
     Cost of sales                                     8,271         (41,852)
                                                    --------       ---------
            Gross margin                              46,326          84,798

     Operating expenses                              (87,963)       (114,659)
                                                    --------       ---------
     Loss before income taxes                        (41,637)        (29,861)

     Income tax benefit                               16,000          38,000
                                                    --------       ---------
     Earnings (loss) from operations                $(25,637)      $   8,139
                                                    ========       =========

    The estimated loss on disposal of $300,984, which is net of income tax benefits of $169,000, includes the write-off of inventory, supplies and other assets.

3.  INVENTORIES

    Inventories consist of the following:

                                            FEBRUARY 28,       FEBRUARY 29,
                                                1997               1996
     Book inventory                         $ 10,349,557       $ 12,300,973
     Reserve for obsolescence                   (301,100)          (301,100)
                                            ------------       ------------
                                            $ 10,048,457       $ 11,999,873
                                            ============       ============

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                  FEBRUARY 28,     FEBRUARY 29,
                                                      1997             1996
Computer equipment                                 $  757,982      $  733,036
Warehouse and office equipment                        438,325         337,111
Furniture, fixtures and other                          98,065          86,267
                                                   ----------      ----------
                                                    1,294,372       1,156,414
Less accumulated depreciation
  and amortization                                   (445,894)       (341,052)
                                                   ----------      ----------
                                                   $  848,478      $  815,362
                                                   ==========      ==========

      During the year ended February 28, 1997, the Company acquired a vehicle with a cost of $9,590 through the issuance of 3,390 shares of treasury stock.

      Depreciation expense was $252,113, $126,697, and $109,086 for the fiscal years ended 1997, 1996, and 1995, respectively.

 5.   NOTE PAYABLE

      At February 28, 1997 and February 29, 1996, the note payable to bank was under a $9,000,000 and $6,000,000 revolving credit agreement, respectively, with interest payable monthly at prime and prime plus 0.5% (8.25 and 8.75%, respectively), collateralized by substantially all assets of the Company. The revolving credit agreement matures on June 30, 1997. At February 28, 1997, the Company had available credit of $6,990,000 under the revolving credit agreement. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, prohibit declaration of dividends, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with all restrictive financial covenants. The Company intends to renew the bank agreement or obtain other financing upon maturity.

      For each of the three years in the period ended February 28, 1997, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                                               YEAR ENDED
                                                ------------------------------------------
                                                FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                                    1997            1996           1995
        Notes payable to bank:
          Largest amount borrowed               $ 5,850,000     $ 5,820,000    $ 1,000,000
          Average amount borrowed                 4,061,250       3,183,333        199,714
          Weighted average interest rate                8.5 %           9.4 %          8.4 %

6.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of February 28, 1997 and February 29, 1996 are as follows:

                                                                           FEBRUARY 28,    FEBRUARY 29,
                                                                              1997            1996
        Deferred tax assets:
          Allowance for doubtful accounts                                  $  35,200       $  50,300
          Inventories                                                        118,000         118,000
          Expenses deducted on the cash basis for income tax purposes         13,600            --
                                                                           ---------       ---------
                                                                             166,800         168,300
        Deferred tax liability -
          Property and equipment                                              (7,600)           --
                                                                           ---------       ---------

        Net deferred tax asset                                             $ 159,200       $ 168,300
                                                                           =========       =========

   Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

   The components of income tax expense are as follows:

                                                                          YEAR ENDED
                                                          -------------------------------------------
                                                          FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,
                                                              1997           1996            1995
         Income tax expense on continuing operations:
           Current:
             Federal                                      $   845,800    $   916,300     $   655,400
             State                                            149,200        161,700         115,600
                                                          -----------    -----------     -----------
                                                              995,000      1,078,000         771,000

           Deferred:
             Federal                                            7,700         29,500         (62,100)
             State                                              1,400          5,200         (10,900)
                                                          -----------    -----------     -----------
                                                                9,100         34,700         (73,000)
                                                          -----------    -----------     -----------
                                                            1,004,100      1,112,700         698,000

         Income tax benefit on discontinued operations:
           From operations                                       --          (16,000)        (38,000)
           Loss on disposal                                      --         (169,000)           --
                                                          -----------    -----------     -----------

                   Total income tax expense               $ 1,004,100    $   927,700     $   660,000
                                                          ===========    ===========     ===========


   The following reconciles the Company's expected income tax expense on continuing operations utilizing statutory tax rates to the actual tax expense:

                                                                      YEAR ENDED
                                                       ----------------------------------------
                                                       FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,
                                                          1997           1996          1995
        Tax expense at Federal statutory rate          $  896,000     $  992,000    $  633,000
        State income tax, net of Federal tax benefit      105,000        114,700        74,000
        Other                                               3,100          6,000        (9,000)
                                                       ----------     ----------    ----------

                                                       $1,004,100     $1,112,700    $  698,000
                                                       ==========     ==========    ==========

7. EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan which incorporates the provisions of
   Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $31,457, $30,118, and $24,558 in fiscal years 1997, 1996, and
   1995, respectively.

8. COMMITMENTS


   The Company leases its office and warehouse facilities under a noncancelable operating lease which expires in February 1999. Future minimum rental commitments at February 28, 1997 are payable as follows:


       YEAR

        1998                            $225,960
        1999                             225,960
                                        --------

        Total minimum lease payments    $451,920
                                        ========

   Total rent expense was approximately $219,000, $185,000, and $119,000 for the fiscal years ended 1997, 1996, and 1995, respectively.

   At February 28, 1997, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,072,000.


9. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS


   On December 20, 1995, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend for shareholders of record as of April 1, 1996. On March 13, 1996, in a special meeting of the stockholders, an increase in the number of authorized shares from 3,000,000 to 6,000,000 was approved. A total of 2,699,120 shares of common stock were issued in connection with the split related to shares outstanding at February 29, 1996. The stated par value of each share was not changed from $.20. A total of $539,824 was reclassified from the Company's capital in excess of par value account to the Company's common stock account. Earnings per share, weighted average shares of common stock outstanding and the stock option information for all periods presented reflect the stock split.

   In October 1981, the Board of Directors adopted an Incentive Stock Option Plan which expired in 1991; accordingly, no additional options will be granted under the 1981 Plan.

   In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan. A total of 1,000,000 stock options are authorized to be granted under the 1992 Plan.

   Options granted under either of the two Incentive Stock Option Plans, collectively the "Incentive Plan," are exercisable up to ten years from the date of grant. Options outstanding at February 28, 1997 expire in 2001 through 2006.

  A summary of the status of the Company's Incentive Plan as of February 28, 1997, February 29, 1996 and February 28, 1995 and changes during the years ended on those dates is presented below:

                                             1997                        1996                        1995
                                   --------------------------  --------------------------  --------------------------
                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                                   AVERAGE                     AVERAGE                     AVERAGE
                                                   EXERCISE                    EXERCISE                    EXERCISE
                                      SHARES        PRICE         SHARES        PRICE          SHARES       PRICE
      Outstanding at
       Beginning of Year             206,000       $ 2.55        906,000       $ 1.00          780,000      $ 0.56

      Granted                        117,400         6.00         10,000         6.25          156,000        3.13

      Exercised/Canceled             (13,600)       (4.01)      (710,000)       (0.62)         (30,000)      (0.73)
                                     -------       ------       --------       ------          -------      ------

      Outstanding at End
       of Year                       309,800       $ 3.79        206,000       $ 2.55          906,000      $ 1.00
                                     =======       ======       ========       ======          =======      ======

   The following table summarizes information about stock options outstanding at February 28, 1997:

                                            NUMBER
          RANGE OF                       OUTSTANDING                WEIGHTED
          EXERCISE                     AT FEBRUARY 28,         AVERAGE REMAINING        WEIGHTED AVERAGE
           PRICES                           1997            CONTRACTUAL LIFE (YEARS)     EXERCISE PRICE
          --------                     --------------       ------------------------    ----------------
       $1.375-$1.50                         84,000                        6                  $  1.41
          3.13                             106,000                        7                     3.13
       $6.00-$6.25                         119,800                        9                     6.02
                                           -------                  -------                  -------
                                           309,800                        8                  $  3.79
                                           =======                 ========                  =======

   All options outstanding are exercisable at February 28, 1997.

   The Company applies Accounting Principals Board Opinion No. 25 and related Interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended February 28, 1997 would have been reduced to the pro forma amounts indicated below:


                                                                   1997

      Net earnings - as reported                              $   1,630,088
                                                              =============
      Net earnings - pro forma                                $   1,375,088
                                                              =============

      Earnings per share - as reported                        $        0.31
                                                              =============
      Earnings per share - pro forma                          $        0.26
                                                              =============

   The fair value of options granted under the Incentive Plan during the year ended February 28, 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 76%, risk free interest rate of 6% and expected lives of 4 years. The use of the fair value method of SFAS No. 123 would not have had a significant impact on reported net earnings and earnings per share for the year ended February 29, 1996.

    Of the 710,000 option shares exercised in fiscal 1996, 660,000 shares with a total option price of $368,173 were exercised by the transfer to the Company of 28,596 outstanding shares held by the option holders.

    Additionally, at February 1992, options to purchase 80,000 shares of the Company's common stock were outstanding. These options were issued to directors and a stockholder who were not officers of the Company at exercise prices of $0.25-$.625. During August 1992, 40,000 of these options were exercised at an option price of $.625 per share, and the Company simultaneously reacquired the common stock issued at a net cost to the Company of $7,500. During February 1996, 20,000 of these options were exercised at an option price of $0.25. The remaining 20,000 of these options were exercised at an option price of $0.25 in March 1996.

10. SUPPLEMENTARY INFORMATION

    The activity in the allowances for doubtful accounts receivable, sales returns and inventory valuation for each of the three years in the period ended February 28, 1997 is as follows:

    Doubtful accounts receivable:

                         BALANCE AT      AMOUNTS        AMOUNTS          BALANCE
                          BEGINNING     CHARGED TO     CHARGED TO        AT END
      YEAR                OF YEAR        EXPENSE        RESERVE          OF YEAR

      1995                $ 75,000        $58,000       $(28,000)       $105,000
      1996                 105,000         60,000        (38,000)        127,000
      1997                 127,000         60,000        (95,100)         91,900


   Sales returns:

                         BALANCE AT      AMOUNTS        AMOUNTS          BALANCE
                          BEGINNING     CHARGED TO     CHARGED TO        AT END
      YEAR                OF YEAR        EXPENSE        RESERVE          OF YEAR

      1995               $ 66,000       $1,085,500    $(1,050,500)      $101,000
      1996                101,000        1,190,900     (1,190,900)       101,000
      1997                101,000        1,165,000     (1,165,000)       101,000


Inventory valuation:

                         BALANCE AT      AMOUNTS        AMOUNTS          BALANCE
                          BEGINNING     CHARGED TO     CHARGED TO        AT END
      YEAR                OF YEAR        EXPENSE        RESERVE          OF YEAR

      1995               $183,000       $118,100        $  --           $301,100
      1996                301,100           --             --            301,100
      1997                301,100           --             --            301,100

Charges to certain expense accounts in continuing operations for each of the three years in the period ended February 28, 1997 are shown below:

                                                                        YEAR ENDED
                                                        -------------------------------------------
                                                        FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                            1997            1996            1995
      Maintenance and repairs                            $ 34,435        $ 48,199        $ 24,545
      Taxes other than payroll and income taxes            20,805          12,143          10,553
      Advertising costs                                    84,501         170,573         107,565


11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended February 28, 1997 and February 29, 1996:

                                           FIRST         SECOND        THIRD        FOURTH
      YEAR ENDED FEBRUARY 28, 1997        QUARTER       QUARTER       QUARTER       QUARTER

      Net Sales                         $ 5,685,100   $ 5,029,700   $ 6,279,200   $ 4,245,507
                                        -----------   -----------   -----------   -----------

      Gross Profit                      $ 3,396,200   $ 3,001,700   $ 3,923,400   $ 2,522,147
                                        -----------   -----------   -----------   -----------

      Net Earnings                      $   303,100   $   357,700   $   655,100   $   314,188
                                        ===========   ===========   ===========   ===========

      Earnings Per Share -
       Net Earnings                     $      0.06   $      0.07   $      0.12   $      0.06
                                        ===========   ===========   ===========   ===========

                                           FIRST         SECOND        THIRD        FOURTH
      YEAR ENDED FEBRUARY 29, 1996        QUARTER       QUARTER       QUARTER       QUARTER

      Net Sales                         $ 3,985,100   $ 4,711,200   $ 5,905,300   $ 4,651,867
                                        -----------   -----------   -----------   -----------

      Gross Profit                      $ 2,299,300   $ 2,691,100   $ 3,546,400   $ 2,560,942
                                        -----------   -----------   -----------   -----------

      Earnings from Continuing
       Operations                       $   434,900   $   549,700   $   553,400   $   267,335

      Discontinued Operations, Net           (4,200)       (9,900)      (10,500)     (302,021)
                                        -----------   -----------   -----------   -----------

      Net Earnings (Loss)               $   430,700   $   539,800   $   542,900   $   (34,686)
                                        ===========   ===========   ===========   ===========

      Earnings Per Share:
        Earnings from Continuing
         Operations                     $      0.08   $      0.10   $      0.10   $      0.06
        Discontinued Operations                --            --            --           (0.06)
                                        -----------   -----------   -----------   -----------
                 Net Earnings           $      0.08   $      0.10   $      0.10   $      --
                                        ===========   ===========   ===========   ===========

                                  * * * * * *