Form 10-Q
period 1997-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 1997-07-07
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________.

                        Commission file number:  0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                          73-0750007
    (State or other jurisdiction of                           (I.R.S.Employer
     incorporation or organization)                          Identification No.)



10302 East 55th Place, Tulsa Oklahoma 74146-6515
(Address of principal executive offices)


Registrant's telephone number: (918) 622-4522

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


As of May 31, 1997 there were 5,215,539 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS


                                              May 31, 1997      February 28, 1997
                                              (unaudited)       -----------------
                                              ------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $    31,500         $    82,100
 Accounts receivable - (less
   allowances for doubtful accounts
   and returns:  5/31/97 - $182,300
   2/28/97 - $192,900)                           2,255,500           2,032,700
 Inventories - Net                              10,173,200          10,048,500
 Prepaid expenses                                   52,200              55,700
 Income taxes receivable                                --             124,100
 Deferred income taxes                             155,000             159,200
                                               -----------         -----------
    Total current assets                        12,667,400          12,502,300

 PROPERTY AND EQUIPMENT
   at cost (less accumulated
   depreciation:  05/31/97 - $519,200
   2/28/97 - $445,900)                             794,600             848,500

 OTHER ASSETS - Net                                 13,400              14,600
                                               -----------         -----------

                                               $13,475,400         $13,365,400
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                          $ 1,750,000         $ 2,010,000
 Accounts payable                                2,173,300           2,305,100
 Accrued salaries and commissions                  164,400             214,200
 Income taxes                                      109,200                  --
 Other current liabilities                         476,300             563,000
                                               -----------         -----------
     Total current liabilities                   4,673,200           5,092,300

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (authorized
   6,000,000 shares; issued 5,424,240
   and 5,424,240 shares; outstanding
   5,215,539 and 5,200,697 shares)               1,084,900           1,084,900
 Capital in excess of par value                  4,403,600           4,403,200
 Retained earnings                               3,882,300           3,418,400
                                               -----------         -----------
                                                 9,370,800           8,906,500
Less treasury shares, at cost                     (568,600)           (633,400)
                                               -----------         -----------
                                                 8,802,200           8,273,100
                                               -----------         -----------

                                               $13,475,400         $13,365,400
                                               ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                                 Three Months Ended May 31
                                               -------------------------------
                                                   1997               1996
                                                ---------           ---------
GROSS SALES                                    $ 7,107,600         $ 8,234,500
  Less discounts & allowances                   (2,447,200)         (2,544,300)
                                               -----------         -----------
   Net sales                                     4,660,400           5,690,200
COST OF SALES                                    1,865,900           2,313,300
                                               -----------         -----------
   Gross margin                                  2,794,500           3,376,900
OPERATING EXPENSES:
  Operating & selling                              843,000           1,126,900
  Sales commissions                                825,200           1,344,800
  General & admin.                                 361,100             286,900
  Interest                                          49,800             124,300
                                               -----------         -----------
                                                   715,400             494,000
OTHER INCOME                                        31,000                 800
                                               -----------         -----------

EARNINGS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                    746,400             494,800

INCOME TAXES                                      (282,500)           (191,700)
                                               -----------         -----------
NET EARNINGS                                   $   463,900         $   303,100
                                               ===========         ===========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE -
   Primary and fully diluted

   Net earnings                                 $      .09          $      .06
                                                ==========          ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING -
   Primary and fully diluted                     5,311,310           5,373,763
                                                ==========          ==========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                             Common Stock
                       (par value $.20 per share)                            Treasury Stock
                        ------------------------                             ---------------
                           Number of             Capital in                      Number
                            Shares                Excess of    Retained            of                    Shareholders'
                            Issued      Amount    Par Value    Earnings          Shares         Amount       Equity
                           ---------  ----------  ----------  -----------    ---------------  -----------  -----------
BALANCE, MAR. 1, 1997      5,424,240  $1,084,900  $4,403,200   $3,418,400         223,543   $ (633,400)  $8,273,100

Issuance of treasury
 stock                           ---         ---         400          ---            (700)       2,000        2,400

Purchase of treasury
 stock                           ---         ---         ---          ---           9,500      (55,400)     (55,400)

Sales of treasury stock          ---         ---         ---          ---         (23,642)     118,200      118,200

Net earnings                     ---         ---         ---      463,900             ---          ---      463,900
                           ---------  ----------  ----------  -----------        --------   ----------   ----------

BALANCE, MAY 31, 1997      5,424,240  $1,084,900  $4,403,600   $3,882,300         208,701   $ (568,600)  $8,802,200
                           =========  ==========  ==========   ==========        ========   ==========   ==========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended May 31
                                                    -------------------------------
                                                        1997              1996
                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $    463,900   $    303,100
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                          73,300         56,100
    Deferred income taxes                                   4,200         (4,100)
    Provision for doubtful accounts
      and sales returns                                   222,600        243,200
    Stock issued for awards                                 2,400             --
    Changes in assets and liabilities:
      Accounts and income taxes receivable               (321,300)       163,200
      Inventories                                        (124,700)     1,684,100
      Prepaid expenses and other assets                     4,700        (64,100)
      Accounts payable and accrued expenses              (268,300)    (2,120,400)
      Income taxes payable                                109,200             --
                                                     ------------   ------------

        Total adjustments                                (297,900)       (42,000)
                                                     ------------   ------------
        Net cash provided by operating activities         166,000        261,100
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                    (19,400)       (35,200)
                                                     ------------   ------------
     Net cash used in investing activities                (19,400)       (35,200)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                           1,165,000      2,390,000
   Payments under revolving credit
    agreement                                          (1,425,000)    (2,700,000)
   Cash received from exercise of
    stock options                                              --         14,000
   Cash received from sale of
    treasury stock                                        118,200        106,000
   Cash paid to acquire treasury stock                    (55,400)       (47,300)
                                                      -----------   ------------
     Net cash used in financing activities               (197,200)      (237,300)
                                                      -----------   ------------
Net Decrease in Cash and Cash
  Equivalents                                             (50,600)       (11,400)
                                                      -----------   ------------
Cash and Cash Equivalents, Beginning of
  Period                                                   82,100        216,000
                                                     ------------   ------------
Cash and Cash Equivalents, End of Period             $     31,500   $    204,600
                                                     ============   ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                           $     46,500   $    118,500
                                                     ============    ===========

    Cash paid for income taxes                       $     45,000   $     15,000
                                                     ============   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------



NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of May 31, 1997 and February 28, 1997 are as follows:

                                           May 31, 1997      February 28, 1997
                                           ------------      -----------------
    Deferred tax assets:
       Allowance for doubtful accounts        $ 31,700           $ 35,200
       Inventories                             117,500            118,000
       Expenses deducted on the cash
         basis for income tax purposes           5,800             13,600
                                              --------           --------
                                               155,000            166,800

    Deferred tax liability -
       Property and equipment                       --             (7,600)
                                              --------           --------
    Net deferred tax asset                    $155,000           $159,200
                                              ========           ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                                 THREE MONTHS ENDED
                                           May 31, 1997      May 31, 1996
                                           ------------      ------------
    Income tax expense:
       Current
          Federal                             $234,300           $164,800
          State                                 44,000             31,000
                                              --------           --------
                                               278,300            195,800

       Deferred
          Federal                                3,600             (3,500)
          State                                    600               (600)
                                              --------           --------
                                                 4,200             (4,100)
                                              --------           --------
                                              $282,500           $191,700
                                              ========           ========


EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------


Note 2 - Effective June 10, 1996 the Company signed a Restated Credit and
------
Security Agreement with State Bank which provides a $9,000,000 line of credit and replaced the existing loan agreement. The line of credit is evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bears interest at the Wall Street Journal prime floating rate. The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At May 31, 1996 the Company had available $7,250,000 under this credit agreement.

Effective June 30, 1997, the Company signed a First Amendment to the Restated Credit and Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1998. The note bears interest at the Wall Street Journal prime floating rate. The note is collateralized by substantially all of the assets of the Company. The Company will utilize this line of credit primarily to fund routine operations.

Note 3 - Inventories consist of the following:
------

                                 05/31/97         02/28/97
                                 --------         --------

Book Inventory                 $10,474,300      $10,349,600

Reserve for Obsolescence          (301,100)        (301,100)
                               -----------      -----------
                               $10,173,200      $10,048,500
                               ===========      ===========


Note 4 - The results of operations for the three months ended May 31, 1997 and
------
1996 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 5 - The information shown with respect to the three months ended May 31,
------
1997 and 1996, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1996 balances to conform with 1997 presentation.

Note 6  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1997, which are incorporated herein by reference, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 8 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital
increased 7.9% at May 31, 1997 to $7,994,200 when compared with working capital of $7,410,000 at year-end February 28, 1997. Inventory levels increased slightly as the Company continued to evaluate and improve its purchasing procedures in order to supply adequate inventory to meet projected sales levels. Accounts payable decreased 5.7% at May 31, 1997 over year-end February 28, 1997, the result of smaller purchases of inventory in the current period and the payments for inventory received in prior periods.

The revised Marketing Plan which the Company put into effect October 1, 1996 resulted in improved pre-tax margin of 16.0% for the quarter ended May 31, 1997 when compared with 8.7% for the quarter ended May 31, 1996. Although the pre-tax margins improved, net sales for the quarter ended May 31, 1997 suffered a
18.1 % decline from the net sales for the same period a year ago. Management believes this erosion in net sales can be halted by making refinements to the current Marketing Plan. Effective June 1, 1997 the Company revised the marketing plan by increasing the override percentages for sales commissions in the Home Business Division. Management also revised several of the incentive programs in the Home Business Division. Management is optimistic that these improvements in the Marketing Plan for the Home Business Division will result in increased revenues for this Division and will also help the consultants and supervisors in their sales efforts.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $2,520,900 for the
--------
three months ended May 31, 1997, down 25.0% from the $3,359,100 for the three months ended May 31, 1996. The Company believes this decrease in net sales is the direct result of the changes implemented by the Company last year in the commission override structure. The Company has re-evaluated the commission override program for the Home Business Division and has made some improvements by increasing override percentages. In addition, several new incentive programs have been added. Management believes these improvements in the Home Business commission programs should provide for continued growth through an increased consultant network and will lead to increased sales in future quarters. Effective July 1, 1996, the Company transferred responsibility of sales to schools and libraries from the Library Division to the Home Business Division. Net sales from the Library Division were $319,300 for the three months ended May 31, 1996.

Net sales from the Publishing Division were $2,139,500 for the three months ended May 31, 1997, an increase of 6.3% over net sales of $2,011,800 for the three months ended May 31, 1996. The Company believes this increase resulted from increased market penetration as the Company's products become more well known in the marketplace. The Division attends several national trade shows each year to present the Company's products to a wide variety of purchasers. This coupled with the aggressive internal telephone sales force which the Company operates helped to generate an increase in net sales for the Division. Management believes that it has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------

Operating Expenses - The Company's cost of sales was $1,865,900 for the three
------------------
months ended May 31, 1997 compared with $2,313,300 for the three months ended May 31, 1996, a decrease of 19.3%. Cost of goods as a percentage of gross sales was 26.3% for the three months ended May 31, 1997 and 28.1% for the same three month period last year. Cost of goods as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 25.2% to $843,000 for the three months ended May 31, 1997 compared with $1,126,900 for the three months ended May 31, 1996. As a percentage of gross sales, operating and selling expenses were 11.9% and 13.7% for the three month periods ending May 31, 1997 and 1996
respectively.   Contributing to the decrease in operating and selling expenses were reduced travel contest expenses and reduces sales incentives in the Home Business Division. Also contributing to the decrease was a reduction in credit card fees, the direct result of reduced sales in the Home Business Division.

Sales commissions were $825,200 for the three months ended May 31, 1997 compared with $1,344,800 for the three months ended May 31, 1996, a decrease of 38.6%. Sales commissions as a percentage of gross sales were 11.6% and 16.3% for the three month periods ending May 31, 1997 and May 31, 1996. Sales commissions vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have different and separate commission programs. The decrease in sales commissions for the quarter ended May 31, 1997 resulted from the revised commission structure which the Company implemented in October, 1996 in the Home Business Division.

General and administrative expenses increased 25.9% to $361,100 for the quarter ended May 31, 1997 compared with $286,900 for the quarter ended May 31, 1996. When expressed as a percentage of gross sales, general and administrative expenses were 5.1% for the quarter ending May 31, 1997 and 3.5% for the quarter ended May 31, 1996. Depreciation expense on data processing equipment and the addition of corporate staff contributed to the increase in general and administrative expenses.

Interest expense declined 60% to $49,800 for the period ended May 31, 1997 versus $124,300 for the period ended May 31, 1996. The average borrowing under the bank loan declined from $5.6 million during the quarter ended May 31, 1996 to $2.3 million for the quarter ended May 31, 1997, resulting in the decreased interest expense. This reduction in bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

         1.  None

     B.  Reports on Form 8-K

         1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------



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



Date:   July 7, 1997
     --------------------