Form 10-Q
period 1997-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 1997-09-30
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1997.

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

                         Yes     X            No
                             --------            --------

As of August 31, 1997 there were 5,219,426 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1


BALANCE SHEETS



                                           August 31, 1997
                                             (unaudited)    February 28, 1997
                                           ---------------  -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                 $    280,000        $     82,100
 Accounts receivable - (less
   allowances for doubtful accounts
   and returns: 8/31/97 - $227,000
   2/28/97 - $192,900)                        2,967,000           2,032,700
 Inventories - Net                           10,177,100          10,048,500
 Prepaid expenses                                62,600              55,700
 Income taxes receivable                         36,700             124,100
 Deferred income taxes                          142,300             159,200
                                           ------------        ------------
    Total current assets                     13,665,700          12,502,300

 PROPERTY AND EQUIPMENT
   at cost (less accumulated
   depreciation:  8/31/97 - $593,200
   2/28/97 - $445,900)                          725,600             848,500

 OTHER ASSETS - Net                               7,500              14,600
                                           ------------        ------------

                                           $ 14,398,800        $ 13,365,400
                                           ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                      $  2,405,000        $  2,010,000
 Accounts payable                             2,109,300           2,305,100
 Accrued salaries and commissions               197,300             214,200
 Other current liabilities                      438,500             563,000
                                           ------------        ------------
     Total current liabilities                5,150,100           5,092,300

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (authorized
   6,000,000 shares; issued 5,424,240
   and 5,424,240 shares; outstanding
   5,219,426 and 5,200,697 shares)            1,084,900           1,084,900
 Capital in excess of par value               4,403,600           4,403,200
 Retained earnings                            4,310,900           3,418,400
                                           ------------        ------------
                                              9,799,400           8,906,500
Less treasury shares, at cost                  (550,700)           (633,400)
                                           ------------        ------------
                                              9,248,700           8,273,100
                                           ------------        ------------

                                           $ 14,398,800        $ 13,365,400
                                           ============        ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three Months Ended August 31   Six Months Ended August 31
                                             ----------------------------  ---------------------------
                                                 1997           1996           1997           1996
                                             ------------   -------------  ------------   ------------
GROSS SALES                                  $  8,623,500   $  7,674,000    $15,731,100   $15,908,500
  Less discounts & allowances                  (3,356,900)    (2,639,700)    (5,804,100)   (5,184,000)
                                             ------------   ------------   ------------   -----------
   Net sales                                    5,266,600      5,034,300      9,927,000    10,724,500
COST OF SALES                                   2,245,000      2,070,500      4,110,900     4,383,800
                                             ------------   ------------   ------------   -----------
   Gross margin                                 3,021,600      2,963,800      5,816,100     6,340,700

OPERATING EXPENSES:
  Operating & selling                             840,000        892,500      1,683,000     2,019,400
  Sales commissions                               930,600      1,058,800      1,755,800     2,403,600
  General & admin.                                379,400        313,000        740,500       599,900
  Interest                                         53,700        101,600        103,500       225,900
                                             ------------   ------------   ------------   -----------
                                                  817,900        597,900      1,533,300     1,091,900
OTHER INCOME                                       24,700          1,200         55,700         2,000
                                             ------------   ------------   ------------   -----------

EARNINGS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                   842,600        599,100      1,589,000     1,093,900

INCOME TAXES                                      361,800        241,400        644,300       433,100
                                             ------------   ------------   ------------   -----------

NET EARNINGS                                 $    480,800   $    357,700   $    944,700   $   660,800
                                             ============   ============   ============   ===========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE -
   Primary and fully diluted

   Net earnings                              $        .09   $        .07   $        .18   $       .12
                                             ============   ============   ============   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING -
   Primary and fully diluted                    5,336,927      5,354,879      5,324,119     5,364,321
                                             ============   ============   ============   ===========

DIVIDENDS DECLARED PER
 COMMON SHARE                                $        .01             --   $        .01            --
                                             ============   ============   ============   ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                             Common Stock
                       (par value $.20 per share)                             Treasury Stock
                       -------------------------                              ---------------
                           Number of              Capital in                      Number
                            Shares                 Excess of      Retained          of                        Shareholders'
                            Issued      Amount    Par Value       Earnings         Shares          Amount         Equity
                           ---------  ----------  ----------     ----------   ---------------  ------------  --------------
BALANCE, MAR. 1, 1997      5,424,240  $1,084,900  $4,403,200     $3,418,400          223,543     $(633,400)     $8,273,100

Issuance of treasury
 stock                           ---         ---         400            ---             (700)        2,000           2,400

Purchases of treasury
 stock                           ---         ---         ---            ---           11,000       (64,400)        (64,400)

Sales of treasury stock          ---         ---         ---            ---          (29,029)      145,100         145,100

Net earnings                     ---         ---         ---        944,700              ---           ---         944,700

Dividend declared                ---         ---         ---        (52,200)             ---           ---         (52,200)
                           ---------  ----------  ----------     ----------         --------     ---------      ----------

BALANCE, AUG. 31, 1997     5,424,240  $1,084,900  $4,403,600     $4,310,900          204,814     $(550,700)     $9,248,700
                           =========  ==========  ==========     ==========         ========     =========      ==========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended August 31  Six Months Ended August 31
                                                               ----------------------------  ---------------------------
                                                                   1997           1996           1997           1996
                                                               -------------  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $    480,800   $    357,700   $    944,700   $    660,800
   Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                    74,000         57,500        147,300        113,600
    Deferred income taxes                                            12,700         (4,500)        16,900         (8,600)
    Provision for doubtful accounts
      and sales returns                                             216,400        485,500        439,000        728,700
    Provision for obsolete inventories                              (92,200)            --        (92,200)            --
    Stock issued for awards                                              --             --          2,400             --
    Changes in assets and liabilities:
      Accounts and income taxes receivable                         (964,600)      (449,900)    (1,285,900)      (286,700)
      Inventories                                                    88,300         74,800        (36,400)     1,758,900
      Prepaid expenses and other assets                              (4,500)       139,400            200         75,300
      Accounts payable and accrued expenses                         (68,900)       435,800       (337,200)    (1,684,600)
      Income taxes payable                                         (109,200)         7,900             --          7,900
                                                               ------------   ------------   ------------   ------------

        Total adjustments                                          (848,000)       746,500     (1,145,900)       704,500
                                                               ------------   ------------   ------------   ------------

        Net cash provided by (used in)
          operating activities                                     (367,200)     1,104,200       (201,200)     1,365,300
                                                               ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                               (5,000)      (115,800)       (24,400)      (151,000)
                                                               ------------   ------------   ------------   ------------

     Net cash used in investing activities                           (5,000)      (115,800)       (24,400)      (151,000)
                                                               ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                                     3,423,500      1,120,000      4,588,500      3,510,000
   Payments under revolving credit
    agreement                                                    (2,768,500)    (2,260,000)    (4,193,500)    (4,960,000)
   Cash received from exercise of
    stock options                                                        --             --             --         14,000
   Cash received from sale of
    treasury stock                                                   26,900             --        145,100        106,000
   Cash paid to acquire treasury stock                               (9,000)            --        (64,400)       (47,300)
   Dividends paid                                                   (52,200)            --        (52,200)            --
                                                               ------------   ------------   ------------   ------------

     Net cash provided by (used in)
      financing activities                                         620,700      (1,140,000)       423,500     (1,377,300)
                                                               ------------   ------------   ------------   ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                       248,500       (151,600)       197,900       (163,000)
Cash and Cash Equivalents, Beginning of
  Period                                                             31,500        204,600         82,100        216,000
                                                               ------------   ------------   ------------   ------------
Cash and Cash Equivalents, End of Period                       $    280,000   $     53,000   $    280,000   $     53,000
                                                               ============   ============   ============   ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                                     $     51,300   $    112,100   $     97,800   $    230,600
                                                               ============   ============   ============   ============
    Cash paid for income taxes                                 $    495,000   $     66,500   $    540,000   $     81,500
                                                               ============   ============   ============   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of August 31, 1997 and February 28, 1997 are as follows:

                                           August 31, 1997  February 28, 1997
                                           ---------------  ------------------
     Deferred tax assets:
        Allowance for doubtful accounts           $ 49,100           $ 35,200
        Inventories                                 81,500            118,000
        Expenses deducted on the cash
          basis for income tax purposes             11,700             13,600
                                                  --------           --------
                                                   142,300            166,800

     Deferred tax liability -
        Property and equipment                          --             (7,600)
                                                  --------           --------
     Net deferred tax asset                       $142,300           $159,200
                                                  ========           ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                           August 31, 1997  August 31, 1996  August 31, 1997  August 31, 1996
                           ---------------  ---------------  ---------------  ---------------
      Income tax expense:
         Current
            Federal            $293,900         $207,000        $528,200          $371,800
            State                55,200           38,900          99,200            69,900
                               --------         --------        --------          --------
                                349,100          245,900         627,400           441,700
         Deferred
            Federal              10,700           (3,800)         14,300            (7,300)
            State                 2,000             (700)          2,600            (1,300)
                               --------         --------        --------          --------
                                 12,700           (4,500)         16,900            (8,600)
                               --------         --------        --------          --------
                               $361,800         $241,400        $644,300          $433,100
                               ========         ========        ========          ========


EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

Note 2 - Effective June 10, 1996 the Company signed a Restated Credit and
------
Security Agreement with State Bank which provided a $9,000,000 line of credit and replaced the existing loan agreement. The line of credit was evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bore interest at the Wall Street Journal prime floating rate. The note was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations.

Effective June 30, 1997, the Company signed a First Amendment to the Restated Credit and Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1998. The note bears interest at the Wall Street Journal prime floating rate. The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At August 31, 1997 the Company had available $1,095,000 under this credit agreement.


Note 3 - Inventories consist of the following:
------

                                           08/31/97         02/28/97
                                         -----------      -----------

          Book Inventory                 $10,386,000      $10,349,600

          Reserve for Obsolescence          (208,900)        (301,100)
                                         -----------      -----------
                                         $10,177,100      $10,048,500
                                         ===========      ===========


Note 4 - The results of operations for the three months and six months ended
------
August 31, 1997 and 1996, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 5 - The information shown with respect to the three months and six months
------
ended August 31, 1997 and 1996, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1996 balances to conform with 1997 presentation.

Note 6  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1997, which are incorporated herein by reference, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 8 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital
increased 14.9% at August 31, 1997 to $8,515,600 when compared with working capital of $7,410,000 at year-end February 28, 1997. Inventory levels increased slightly as the Company continued to evaluate and improve its purchasing procedures in order to supply adequate inventory to meet projected sales levels. Accounts payable decreased 8.5% at August 31, 1997 over year-end February 28, 1997, the result of smaller purchases of inventory in the current period and the payments for inventory received in prior periods.

Pre-tax margins were 16.0% for both the quarter and six months ended August 31, 1997 versus 11.9% for the three months ended August 31, 1996 and 10.2% for the six months ended August 31, 1996. The Company attributes this improvement in its pre-tax margin to the changes made to the Home Business Division's Marketing Plan. These changes, which primarily involved the override percentages for sales commissions, were first implemented October 1, 1996 with further changes June 1, 1997.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $5,026,800 for the six
--------
months ended August 31, 1997, a decrease of 17.5% when compared with the net sales of $6,093,100 for the six months ended August 31, 1996. Net sales for the three months ended August 31, 1997 were $2,505,900 versus $2,734,000 for the same three month period the previous year, a decrease of 8.3%. As discussed in the first quarter's Form 10-Q, the Company believes the decrease in net sales is the direct result of changes implemented by the Company last year in the commission override structure. The Company re-evaluated the commission override structure for the Home Business Division and on June 1, 1997 implemented several improvements by increasing commission override percentages. In addition, several new incentive programs were added. The results have been positive as indicated by the improvement in sales from the first to the second quarter. Net sales for the month of August 1997 were up 30% over net sales of August 1996. Management believes that the decline in the Home Business Division's net sales has been halted and anticipates increased sales in future quarters. Effective July 1, 1996, the Company transferred responsibility of sales to schools and libraries from the Library Division to the Home Business Division. Net sales from the Library Division were $407,600 for the six months ended August 31, 1996 and $88,300 for the three months ended August 31, 1996.

Net sales from the Publishing Division were $4,900,200 for the six months ended August 31, 1997, compared with $4,223,800 for the six months ended August 31, 1996, an increase of 16.0%. Net sales for the three months ended August 31, 1997 were $2,760,700, an increase of 24.8% over the August 31, 1996 net sales of $2,212,000. The Company believes this increase resulted from increased market penetration as the Company's products become more well known in the marketplace. The Division attends several national trade shows each year to present the Company's products to a wide variety of consumers. The Company also has an aggressive internal telephone sales force which helped generate the increase in net sales. Management believes that it has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------

Operating Expenses - The Company's cost of sales was $4,110,900 for the six
------------------
months ended August 31, 1997 and $4,383,800 for the six months ended August 31, 1996, a decrease of 6.2%. Cost of sales expressed as a percentage of gross sales was 26.1% for the six months ended August 31, 1997 versus 27.6% for the same period a year ago. Cost of sales for the three months ended August 31, 1997 and 1996 were $2,245,000 and $2,070,500, respectively, an increase of 8.4%.
Cost of sales as a percentage of gross sales was 26.0% for the three months ended August 31, 1997 and 27.0% for the three months ended August 31, 1996.
Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses declined 16.7% to $1,683,000 for the six months ended August 31, 1997 versus $2,019,400 for the same six month period a year ago. For the three months ended August 31, 1997, operating and selling expenses were $840,000, a decrease of 5.9% from $892,500 for the three month period ended August 31, 1996. Operating and selling expenses as a percentage of gross sales were 9.7% and 10.7% for the three months and six months ended August 31, 1997 compared with 11.6% and 12.7% for the same two periods a year ago. Contributing to the decrease in operating and selling expenses were reduced travel contest expenses and reduced sales incentives in the Home Business Division. Also contributing to the decrease was a reduction in credit card fees, the direct result of lower sales in the Home Business Division.

Sales commissions were $1,755,800 for the six months ended August 31, 1997 versus $2,403,600 for the six months ended August 31, 1996, a decrease of 27.0%. As a percentage of gross sales, sales commissions were 11.2% and 15.1% for the six months ended August 31, 1997 and 1996 respectively. Sales commissions for the three months ended August 31, 1997 were $930,600 compared with $1,058,800 for the three months ended August 31, 1996, a decrease of 12.1%. Sales commissions as a percentage of gross sales was 10.8% for the three months ended August 31, 1997 compared with 13.8% for the same quarter last year. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have different and separate commission programs. The revisions in the Home Business Division's commission program contributed to the decrease in sales commissions for both the three months and six months ended August 31, 1997.

General and administrative expenses increased 23.4% to $740,500 for the six months ended August 31, 1997 when compared with $599,900 for the six months ended August 31, 1996. General and administrative expenses as a percentage of gross sales were 4.7% for the six months ended August 31, 1997 versus 3.8% for the same six month period a year ago. For the quarter ended August 31, 1997 general and administrative expenses were $379,400, an increase of 21.2% over the $313,000 for the same quarter last year. Expressed as a percentage of gross sales, general and administrative expenses for the quarters ended August 31, 1997 and 1996 were 4.4% and 4.1% respectively. The addition of corporate staff contributed to the increase in general and administrative expenses.

Interest expense declined 54.2% to $103,500 for the six months ended August 31, 1997 versus $225,900 for the six months ended August 31, 1996. Interest expense for the quarter ended August 31, 1997 was $53,700, a decrease of 47.1% from the $101,600 for the quarter ended August 31, 1996. The average borrowing under the bank loan declined from $5.1 million for the six months ended August 31, 1996 to $2.3 million for the six months ended August 31, 1997, resulting in the decreased interest expense. This reduction in bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------


PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

       A.  Exhibits

           1.  None

       B.  Reports on Form 8-K

           1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------


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



Date:   September 30, 1997
     -------------------------