Form 10-Q
period 1997-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 1998-01-08
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to            .
                                       ------------  ------------

                        Commission file number:  0-4957

                      EDUCATIONAL DEVELOPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                           73-0750007
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

As of November 30, 1997 there were 5,225,736 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
----------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1

BALANCE SHEETS


                                                November 30, 1997           February 28, 1997
                                                   (unaudited)              -----------------
                                                -----------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                      $     271,000                    $     82,100
 Accounts receivable - (less
   allowances for doubtful accounts
   and returns: 11/30/97 - $228,200
   2/28/97 - $192,900)                              3,061,000                       2,032,700
 Inventories - Net                                  9,172,700                      10,048,500
 Prepaid expenses                                      52,400                          55,700
 Income taxes receivable                                   --                         124,100
 Deferred income taxes                                148,600                         159,200
                                                -------------                    ------------
    Total current assets                           12,705,700                      12,502,300

 PROPERTY AND EQUIPMENT
   at cost (less accumulated
   depreciation: 11/30/97 - $650,100
   2/28/97 - $445,900)                                657,600                         848,500

 OTHER ASSETS - Net                                     7,200                          14,600
                                                -------------                    ------------
                                                $  13,370,500                    $ 13,365,400
                                                =============                    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                           $   1,271,000                    $  2,010,000
 Accounts payable                                   1,412,100                       2,305,100
 Accrued salaries and commissions                     341,400                         214,200
 Income taxes payable                                 104,200                              --
 Other current liabilities                            390,100                         563,000
                                                -------------                    ------------

     Total current liabilities                      3,518,800                       5,092,300

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (authorized
   6,000,000 shares; issued 5,424,240
   and 5,424,240 shares; outstanding
   5,225,736 and 5,200,697 shares)                  1,084,900                       1,084,900
 Capital in excess of par value                     4,403,600                       4,403,200
 Retained earnings                                  4,871,900                       3,418,400
                                                -------------                    ------------
                                                   10,360,400                       8,906,500
Less treasury shares, at cost                   (     508,700)                  (     633,400)
                                                -------------                    ------------
                                                    9,851,700                       8,273,100
                                                -------------                    ------------
                                                $  13,370,500                    $ 13,365,400
                                                =============                    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                                       Three Months Ended November 30            Nine Months Ended November 30
                                                  -----------------------------------------      -----------------------------
                                                          1997                  1996                    1997         1996
                                                  ----------------       ------------------       -------------- -------------
GROSS SALES                                       $  8,165,500             $  8,939,000             $ 23,896,600     $ 24,847,500
  Less discounts & allowances                      ( 2,606,400)             ( 2,670,700)             ( 8,410,500)  (    7,854,700)
                                                  ------------             ------------             ------------    -------------
   Net sales                                         5,559,100                6,268,300               15,486,100       16,992,800
COST OF SALES                                        2,163,400                2,376,600                6,274,300        6,760,400
                                                  ------------             ------------             ------------    -------------
   Gross margin                                      3,395,700                3,891,700                9,211,800       10,232,400
OPERATING EXPENSES:
  Operating & selling                                  838,900                  937,700                2,521,900        2,957,100
  Sales commissions                                  1,257,100                1,449,200                3,012,900        3,852,800
  General & admin.                                     381,600                  348,000                1,122,100          947,900
  Interest                                              42,900                   80,300                  146,400          306,200
                                                  ------------             ------------             ------------    -------------
                                                       875,200                1,076,500                2,408,500        2,168,400
OTHER INCOME                                            30,400                    8,200                   86,100           10,200
                                                  ------------             ------------             ------------     ------------

EARNINGS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                        905,600                1,084,700                2,494,600        2,178,600

INCOME TAXES                                           344,600                  429,600                  988,900          862,700
                                                  ------------             ------------             ------------     ------------

NET EARNINGS                                      $    561,000             $    655,100             $  1,505,700     $  1,315,900
                                                  ============             ============             ============     ============

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE -
   Primary and fully diluted

   Net earnings                                           $.11                     $.12                     $.28             $.25
                                                  ============             ============             ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING -
   Primary and fully diluted                         5,363,886                5,344,697                5,337,375        5,357,780
                                                  ============             ============             ============     ============

DIVIDENDS DECLARED PER
 COMMON SHARE                                     $     --                       --                         $.01           --
                                                  ============             ============             ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                         Common Stock
                   (par value $.20 per share                                  Treasury Stock
                   -------------------------                                  ---------------
                           Number of              Capital in                       Number
                            Shares                Excess of      Retained            of                       Shareholders'
                            Issued      Amount    Par Value      Earnings          Shares          Amount         Equity
                           ---------  ----------  ----------  --------------  ---------------  -------------  --------------
BALANCE, MAR 1, 1997       5,424,240  $1,084,900  $4,403,200     $3,418,400          223,543     ( 633,400)     $8,273,100

Issuance of treasury
 stock                           ---         ---         400            ---          (   700)        2,000           2,400

Purchases of treasury
 stock                           ---         ---         ---            ---           11,000      ( 64,400)      (  64,400)

Sales of treasury stock          ---         ---         ---            ---        (  35,339)      187,100         187,100

Net earnings                     ---         ---         ---      1,505,700              ---           ---       1,505,700

Dividend declared                ---         ---         ---      (  52,200)             ---           ---       (  52,200)
                           ---------  ----------  ----------  -------------         --------    ----------      ----------

BALANCE, NOV 30, 1997      5,424,240  $1,084,900  $4,403,600     $4,871,900          198,504    $( 508,700)     $9,851,700
                           =========  ==========  ==========  =============         ========    ==========      ==========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------

               STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Three Months Ended November 30   Nine Months Ended November 30
                                                     ------------------------------  -------------------------------
                                                         1997              1996           1997            1996
                                                     -------------    -------------  -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $    561,000   $    655,100   $  1,505,700        $  1,315,900
   Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Depreciation and amortization                          74,300         66,500        221,600             180,100
    Deferred income taxes                                 ( 6,300)       ( 6,500)        10,600            ( 15,100)
    Provision for doubtful accounts
      and sales returns                                   210,100        228,700        649,100             957,400
    Provision for obsolete inventories                         --             --       ( 92,200)                 --
    Stock issued for awards                                    --             --          2,400                  --
    Changes in assets and liabilities:
      Accounts and income taxes receivable              ( 267,400)     ( 460,700)   ( 1,553,300)          ( 747,400)
      Inventories                                       1,004,400      1,123,800        968,000           2,882,700
      Prepaid expenses and other assets                    10,500        148,200         10,700             223,500
      Accounts payable and accrued expenses             ( 601,500)     ( 246,700)     ( 938,700)        ( 1,931,300)
      Income taxes payable                                104,200        171,800        104,200             179,700
                                                     ------------   ------------   ------------        ------------

        Total adjustments                                 528,300      1,025,100    (   617,600)          1,729,600
                                                     ------------   ------------   ------------        ------------

        Net cash provided by operating activities       1,089,300      1,680,200        888,100           3,045,500
                                                     ------------   ------------   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                (     6,300)   (   103,400)    (   30,700)        (   254,400)
                                                     ------------   ------------   ------------        ------------

     Net cash used in investing activities            (     6,300)   (   103,400)    (   30,700)        (   254,400)
                                                     ------------   ------------   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit
    agreement                                           1,815,900      1,290,000      6,404,400           4,800,000
   Payments under revolving credit
    agreement                                         ( 2,949,900)    (2,740,000)    (7,143,400)        ( 7,700,000)
   Cash received from exercise of
    stock options                                              --             --             --              14,000
   Cash received from sale of
    treasury stock                                         42,000         19,200        187,100             125,200
   Cash paid to acquire treasury stock                         --      ( 190,900)      ( 64,400)          ( 238,200)
   Dividends paid                                              --             --    (    52,200)                 --
                                                     ------------   ------------    -----------        ------------

     Net cash used in financing activities            ( 1,092,000)   ( 1,621,700)     ( 668,500)        ( 2,999,000)
                                                     ------------   ------------   ------------        ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                             ( 9,000)      ( 44,900)       188,900           ( 207,900)
Cash and Cash Equivalents, Beginning of
  Period                                                  280,000         53,000         82,100             216,000
                                                     ------------   ------------   ------------        ------------
Cash and Cash Equivalents, End of Period             $    271,000   $      8,100   $    271,000        $      8,100
                                                     ============   ============   ============        ============

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for interest                           $     50,000   $     89,700   $    147,800        $    320,300
                                                     ============   ============   ============        ============
    Cash paid for income taxes                       $    210,000   $    264,300   $    750,000        $    345,800
                                                     ============   ============   ============        ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------



NOTES TO FINANCIAL STATEMENTS

Note 1 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of November 30, 1997 and February 28, 1997 are as follows:

                                           November 30, 1997  February 28, 1997
                                           -----------------  ------------------
     Deferred tax assets:
        Allowance for doubtful accounts             $ 49,500           $ 35,200
        Inventories                                   81,500            118,000
        Expenses deducted on the cash
          basis for income tax purposes               17,600             13,600
                                                    --------           --------
                                                     148,600            166,800

     Deferred tax liability -
        Property and equipment                            --         (    7,600)
                                                    --------           --------
     Net deferred tax asset                         $148,600           $159,200
                                                    ========           ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                       Three Months Ended November 30   Nine Months Ended November 30
                             1997           1996              1997          1996
                          ----------      ---------         -------       -------
Income tax expense:
 Current
  Federal                  $295,500       $354,000       $823,700         $ 725,800
  State                      55,400         82,100        154,600           152,000
                           --------       --------       --------         ---------
                            350,900        436,100        978,300           877,800

 Deferred
  Federal                (    5,300)    (    5,500)         9,000       (    12,800)
  State                  (    1,000)    (    1,000)         1,600       (     2,300)
                          ---------       --------       --------         ---------
                         (    6,300)    (    6,500)        10,600       (    15,100)
                           --------       --------       --------         ---------
                           $344,600       $429,600       $988,900         $ 862,700
                           ========       ========       ========         =========


EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------


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

Effective June 30, 1997, the Company signed a First Amendment to the Restated Credit and Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1998. The note bears interest at the Wall Street Journal prime floating rate. The note is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At November 30, 1997 the Company had available $2,229,000 under this credit agreement.


Note 3 - Inventories consist of the following:
------
                                     November 30, 1997      February 28, 1997
                                     -----------------      -----------------

          Book Inventory                  $9,381,600          $10,349,600
          Reserve for Obsolescence       (   208,900)        (    301,100)
                                          ----------          -----------
                                          $9,172,700          $10,048,500
                                          ==========          ===========


Note 4 - The results of operations for the three months and nine months ended
------
November 30, 1997 and 1996, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

Note 5 - The information shown with respect to the three months and nine months
------
ended November 30, 1997 and 1996, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of results for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. Reclassifications were made to 1996 balances to conform with 1997 presentation.

Note 6  - These statements should be read in conjunction with the Notes to
------
Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1997, which are incorporated herein by reference, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 8 of this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------


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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital at
November 30, 1997 was up 24.0% to $9,186,900 over working capital of $7,410,000 at year-end February 28, 1997. Accounts receivable increased 50.6% over year-end February 28, 1997, the result of increased sales in the Publishing Division combined with several specials offering extended credit terms. Inventory decreased 8.7% from year-end levels as the Company continues to evaluate and to improve its purchasing procedures. The note payable to the bank decreased 36.8% over year-end February 28, 1997, the result of a decrease in inventory purchases throughout the current nine months. Accounts payable at November 30, 1997 decreased 38.7% over year-end February 28, 1997, the result of smaller purchases during the current period and the payment for inventory received in prior periods.

Pre-tax margins were 16.3% for the quarter ended November 30, 1997 and 16.1% for the nine months ended November 30, 1997 compared with 17.3% for the three months ended November 30, 1996 and 12.8% for the nine months ended November 30, 1996. The Company attributes both the decline in the current quarter's pre-tax margin and the improvement of the pre-tax margin for the nine months ended November 30, 1997 to the timing of the changes made to the Home Business Division's Marketing Plan. These changes, implemented October 1, 1996 and June 1, 1997, primarily involved the override percentages for sales commissions.

Management continues to focus on increasing market share in the Publishing Division and to increase revenue from the Home Business Division through increasing its sales consultants network. Management's analysis indicates that the increased exposure of its products through the Home Business Division contributes to increased marketability in the Publishing Division. This exposure helps our inside telemarketing force as well as our independent sales representatives in their sales efforts. Because the Company has a relatively small share of the children's book market, Management believes there is potential to increase its market share in the Publishing Division. Our Home Business Division's consultants continue to tell Management how well our products are received by the public, and accordingly Management expects this Division to continue to grow.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $8,521,000 for the
--------
nine months ended November 30, 1997, a decrease of 17.7% when compared with the net sales of $10,348,300 for the nine months ended November 30, 1996. Net sales for the three months ended November 30, 1997 were $3,494,200 compared with $4,255,200 for the three months ended November 30, 1996, a decrease of 17.9%.
As discussed in the first quarter's Form 10-Q, the Company believes the decrease in net sales is a direct result of changes implemented by the Company last year in the commission override structure. The Company re-evaluated the commission override structure for the Home Business Division and on June 1, 1997 implemented several improvements to this program by increasing the commission override percentages. Additionally, several new incentive programs were added. Management is optimistic that these changes will have a positive effect on sales growth. Effective July 1, 1996, the Company transferred responsibility of sales to schools and libraries from the Library Division to the Home Business Division. Net sales from the Library Division were $442,400 for the nine months ended November 30, 1996 and $34,800 for the three months ended November 30, 1996.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------

Net sales from the Publishing Division were $6,965,100 for the nine months ended November 30, 1997, compared with $6,202,100 for the same nine month period a year ago, an increase of 12.3%. Net sales for the three months ended November 30, 1997 and 1996 were $2,064,900 and $1,978,300 respectively, an increase of 4.4%. The Company believes this increase in net sales resulted from increased market penetration as the Company's products become more well known in the marketplace. The Publishing Division holds booths at several national trade shows each year to present the Company's products to a wide variety of consumers. The Company maintains an aggressive internal telephone sales force which helped generate the increase in net sales. Management believes that the Company has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

Operating Expenses - The Company's cost of sales was $6,274,300 for the nine
------------------
months ended November 30, 1997 compared with $6,760,400 for the nine months ended November 30, 1996, a decrease of 7.2%. Cost of sales expressed as a percentage of gross sales was 26.3% for the nine months ended November 30, 1997 and 27.2% for the same nine month period a year ago. Cost of sales for the three months ended November 30, 1997 and 1996 was $2,163,400 and $2,376,600, respectively, a decrease of 9.0%. Cost of sales as a percentage of gross sales was 26.5% for the three months ended November 30, 1997 and 26.6% for the three months ended November 30, 1996. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 14.7% to $2,521,900 for the nine months ended November 30, 1997 when compared with $2,957,100 for the nine months ended November 30, 1996. Operating and selling expenses as a percentage of gross sales were 10.6% for the nine months ended November 30, 1997 and 11.9% for the same nine month period a year ago. For the three months ended November 30, 1997, operating and selling expenses were $838,900, a decrease of 10.5% when compared with $937,700 for the three months ended November 30, 1996. Operating and selling expenses expressed as a percentage of gross sales were 10.3% and 10.5% for the three months ended November 30, 1997 and 1996, respectively. Contributing to the decrease in operating and selling expenses were reduced sales incentives in the Home Business Division. Also contributing to the decrease was a reduction in credit card fees, the direct result of lower sales in the Home Business Division.

Sales commissions for the nine months ended November 30, 1997 were $3,012,900 a decrease of 21.8% from sales commissions of $3,852,800 for the nine months ended November 30, 1996. Sales commissions for the three months ended November 30, 1997 were $1,257,100 compared with $1,449,200 for the three months ended November 30, 1996, a decrease of 13.3%. Sales commissions expressed as a percentage of gross sales were 15.4% and 12.6% for the three months and nine months ended November 30, 1997 compared with 16.2% and 15.5% for the same two periods a year ago. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have different and separate commission programs. The revisions in the Home Business Division's commission program contributed to the decrease in sales commissions for both the three months and nine months ended November 30, 1997.

General and administrative expenses increased 18.4% to $1,122,100 for the nine months ended November 30, 1997 when compared with $947,900 for the nine months ended November 30, 1996. General and administrative expenses as a percentage of gross sales were 4.7% and 3.8% for the nine months ended November 30, 1997 and 1996 respectively. For the quarter ended November 30, 1997, general and administrative expenses were $381,600, an increase of 9.7% over the $348,000 for the quarter ended November 30, 1996. As a percentage of gross sales, general and administrative expenses for the third quarter were 4.7% and 3.9% for the same quarter last year. The addition of corporate staff contributed to the increase in general and administrative expenses.

Interest expense declined to $146,400 during the nine month period ended November 30, 1997, a decrease of 52.2% over interest expense of $306,200 for the same nine month period a year ago. Interest expense for the third quarter this year decreased 46.6% to $42,900 when compared with $80,300 for the third quarter a year ago. The average borrowing under the bank loan was $2.2 million for the nine months ended November 30, 1997 compared with $4.7 million for the nine months ended November 30, 1996. This decrease in the average bank borrowings resulted in lower interest expense. This reduction in bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------



PART II OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

       A.  Exhibits

           1.  None

       B.  Reports on Form 8-K

           1. There were no reports filed on Form 8-K during the three months covered by this report.

EDUCATIONAL DEVELOPMENT CORPORATION
-----------------------------------------------------------------------------



                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                       By    /s/ Randall W. White
                          ----------------------------
                          Randall W. White
                          President



Date:   January 8, 1998
     ----------------------