Form 10-K
period 1998-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 1998-05-27
CIK 31667

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1998

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of May 14, 1998, 5,223,054 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 4,000,115 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on May 14, 1998, of these shares traded on the Nasdaq National Market, was approximately $18,000,518.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Incorporated Document                   Location in Form 10-K
        ---------------------                   ---------------------
All information under the caption         Part III - Item 10(a) and Item 10(c)
"Election of Directors" and "Compliance
With Section 16(a)" in the Company's
definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held July 23, 1998.

All information under the caption                 Part III - Item 11
"Executive Compensation" in the
Company's definitive Proxy Statement
to be filed in connection with the
Annual Meeting of Shareholders to be
held July 23, 1998.

All information under the caption                 Part III - Item 12
"Voting Securities and Principal
Holders Thereof" in the Company's
definitive Proxy Statement to be
filed in connection with the Annual
Meeting of Shareholders to be held
July 23, 1998.

All information under the caption                 Part III - Item 13
"Certain Relationships and Related
Transactions" in the Company's
definitive Proxy Statement to be
filed in connection with the Annual
Meeting of Shareholders to be held
July 23, 1998.


NOTE:  Part IV - Item 14 is located at pages 13 to 16 herein.

                      EDUCATIONAL DEVELOPMENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED FEBRUARY 28, 1998

                                     PART 1
                                     ------

Item 1.   (a) General Development of Business
-------       -------------------------------

     Educational Development Corporation ("EDC" or the "Company"), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the sole United States distributor of a line of children's books produced in the United Kingdom by Usborne Publishing Limited.

     The Company was incorporated on August 23, 1965. The Company's original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

     During Fiscal Year ("FY") 1998 the Company operated two divisions: Home Business Division and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, fund raisers and direct sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to book stores, toy stores, specialty stores and other retail outlets.

     Significant Events During Fiscal Year 1998
     ------------------------------------------

     There were no significant events during fiscal year 1998.

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

Net Sales for each of the three divisions were as follows:


                             NET SALES BY DIVISION
---------------------------------------------------------------------------------------------

                                    FY 1998              FY 1997               FY 1996
-------------------------------------------------  --------------------  --------------------
                                          Percent              Percent               Percent
                               ($ M )    of Total    ($ M )    of Total    ($ M )    of Total
                            -----------  --------  ----------  --------  ----------  --------
Home Business                $10,739.3       55.5  $12,932.2       60.9  $ 9,516.0       49.4
Publishing                     8,604.1       44.5    7,864.9       37.0    8,191.1       42.5
Library                           -- .        --.      442.4        2.1    1,546.4        8.1
                             ---------      -----  ---------      -----  ---------      -----
                             $19,343.4      100.0  $21,239.5      100.0  $19,253.5      100.0
                             =========      =====  =========      =====  =========      =====

As the table above indicates, the Home Business Division has experienced a decline in net sales and their percentage of net sales to the total net sales during the current year. The Company expects that the Home Business Division's sales will increase and that this Division will grow at a greater rate than the Publishing Division. The Publishing Division's sales increased during FY 1998.
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations further discusses these items. The Library Division was closed during FY 1997, as discussed in Form 10-K for fiscal year 1997.

                          OPERATING PROFIT BY DIVISION
--------------------------------------------------------------------------------
                          FY 1998    FY 1997    FY 1996
                        ----------  ---------  ---------
                          ( $ M )    ( $ M )    ( $ M )
                        ----------  ---------  ---------

Home Business            $2,894.2   $3,150.7   $2,690.1
Publishing               $3,073.3   $2,466.6   $3,151.0
Library                        --   $  178.3   $  336.4


             IDENTIFIABLE ASSETS BY DIVISION
--------------------------------------------------------------------------------
                        ( none )


(c)  Narrative Description of Business
     ---------------------------------

(i)   General

     The principal product of both the Home Business Division and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States distributor of these books. The Company currently offers approximately 900 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Presently 52 different Kid Kits are available.

     The Company considers the political risk of importing books from the United Kingdom to be negligible as the two countries have maintained excellent relations for many years. Likewise there is little direct economic risk to the Company in importing books from the United Kingdom as the Company pays for the books in U.S. dollars and is not directly subject to any currency fluctuations. There is risk of physical loss of the books should an accident occur while the books are in transit, which could cause the Company some economic loss due to lost sales should the supply of some titles be depleted in the event of a lost shipment. The Company considers this to be highly unlikely as this type of loss has yet to occur.

There is some risk involved in having all sales tied to one source - Usborne Publishing Limited. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type and currently has no plans to sell any other line.

(ii) Industry Segments


(a)  Home Business Division

     The Home Business Division markets the Usborne line of approximately 900 titles and 52 Kid Kits through a combination of direct sales, home parties, fund raisers and book fairs sold through a network marketing system. The Division also sells to school and public libraries.

(b)  Publishing Division

     The Publishing Division distributes the Usborne line to book stores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

(iii)  Research and Development

     The Company did not incur any research and development expenses during the last three fiscal years.

(iv)   Marketing

     (a)  Home Business Division

     The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, fund raisers and book fairs. The division had approximately 4,000 consultants in 50 states at February 28, 1998.

     (b)  Publishing Division

     The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This Division markets to approximately 12,000 book, toy and specialty stores. Significant orders have been received from major book chains. During fiscal year 1998 the division continued to make further inroads into mass merchandising outlets such as drug, department and discount stores.

(v)    Competition

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

     (b)  Publishing Division

     The Publishing Division faces strong competition from large U.S. and international companies which have larger financial resources. Industry sales of juvenile paperbacks are over $470 million annually. The Publishing Division's sales are less than 2% of industry sales. Competitive factors include product quality, price and deliverability. Possible funding cuts to schools would not impact the Publishing Division as it does not sell to this market. Management believes this Division can compete well in its market area.

(vi)   Seasonality

     (a)  Home Business Division

     The level of sales for Home Business Division is greatest during the Fall as individuals prepare for the Holiday season.

     (b)  Publishing Division

     The level of shipments of the Company's books is greatest in the Fall while retailers are stocking up for Holiday sales.

(vii)  Government Funding

     Local, state and Federal funds are important to the Home Business Division but not to the Publishing Division. In many cities and states in which the Company does business, school funds have been severely cut, which impacts sales to school libraries.

(viii) Trademarks, Copyrights and Patents

     ( none )

(ix)   Employees

     As of May 1, 1998, the Company had 75 full-time employees and 4 part-time employees. The Company believes its relations with its employees to be good.

Item 2.  PROPERTIES
-------  ----------

     The Company moved its operations and executive offices on March 1, 1986, to 10302 E. 55th PL, Tulsa, Oklahoma. The Company leases approximately 80,400 square feet of office and warehouse space under a five year renewable lease which expires February 28, 1999.

     The Company's operating facility is well maintained, in good condition and is adequately insured. Equipment items are well maintained and in good operating condition consistent with the requirement of the Company's business. The Company believes that its operating facility meets both its present need and its needs for future expansion.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     The common stock of EDC is traded on the Nasdaq National Market (symbol--
EDUC). The high and low closing quarterly common stock quotations for fiscal years 1998 and 1997, as reported by the National Association of Securities Dealers, Inc., were as follows:


                1998          1997
           -------------  -------------
Period     High    Low     High    Low
---------  -----  ------  ------  -----
1st Qtr..  6-3/8   4-3/4  12-3/4  8-3/4
2nd Qtr..      7   5-3/8   9-7/8      6
3rd Qtr..  8-1/4  5-9/16   8-1/8  4-7/8
4th Qtr..      6  4-1/32   8-1/4  5-3/4

The number of shareholders of record of EDC's common stock at May 14, 1998 was 1170.

The Company paid a $0.01 per share annual dividend during fiscal year 1998. No dividends were paid during fiscal year 1997 or 1996.

The Company will pay a $0.02 per share annual dividend during fiscal year 1999.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                  YEARS ENDED FEBRUARY 28 (29)
                                 --------------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                 -----------  -----------  -----------  -----------  ----------
Net Sales                        $19,343,362  $21,239,507  $19,253,467  $12,353,257  $7,916,527
                                 -----------  -----------  -----------  -----------  ----------

Income From Continuing
   Operations                    $ 1,704,568  $ 1,630,088  $ 1,805,335  $ 1,163,647  $  631,350
                                 -----------  -----------  -----------  -----------  ----------

Net Earnings                     $ 1,704,568  $ 1,630,088  $ 1,478,714  $ 1,171,786  $  893,651
                                 -----------  -----------  -----------  -----------  ----------

Income From Continuing
  Operations Per Common Share
     Basic                       $       .33  $       .31  $       .40  $       .26  $      .14
                                 -----------  -----------  -----------  -----------  ----------
     Diluted                     $       .32  $       .31  $       .34  $       .22  $      .13
                                 -----------  -----------  -----------  -----------  ----------

Net Earnings Per Common Share
     Basic                       $       .33  $       .31  $       .33  $       .26  $      .20
                                 -----------  -----------  -----------  -----------  ----------
     Diluted                     $       .32  $       .31  $       .28  $       .22  $      .18
                                 -----------  -----------  -----------  -----------  ----------

Total Assets                     $13,597,500  $13,365,369  $16,422,068  $ 9,665,378  $5,438,709
                                 -----------  -----------  -----------  -----------  ----------

Long Term Obligations                     --           --           --  $ 1,000,000  $    7,673
                                 -----------  -----------  -----------  -----------  ----------

Cash Dividends Declared
    Per Common Share             $       .01           --           --           --          --
                                 -----------  -----------  -----------  -----------  ----------

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

FY 1998
-------

     The Home Business Division's sales decreased 17.0% during FY 1998 when compared with FY 1997. The Company believes this decrease was primarily the result of a reduction in the compensation structure, which was effective October 1, 1996, and was not well received by the field sales force. The compensation structure was enhanced in June 1997 and the downturn in sales was slowed. In May 1998 the Company made additional enhancements to the compensation structure. The new program creates an additional level of compensation and is designed to encourage participation at all levels of the organization. The Company believes it now has in place an excellent compensation program for its field sales force. New and exciting incentive programs are being planned for FY 1999 as well as several travel contests and regional training seminars throughout the country. The Division's second National Seminar will be held in July 1998. Management believes that the decline in FY 1998 net sales has been reversed and FY 1999 will be an excellent year for the Division.

The Publishing Division's sales increased 9.4% in FY 1998 over FY 1997. Sales nationwide in the juvenile paperback market have declined over 18%. The Company attributes the increase in sales to an increase in volume and in market penetration. Orders have increased in size with larger quantities per order as well as multiple titles per order. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers.
During FY 1998 the telesales force opened up 525 new accounts compared with 580 during FY 1997. The Company offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 220 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Kid Kits. There were 3,000 of these attractive racks in retail stores throughout the country at the end of FY 1998 compared with 2,750 in FY 1997. The Company attends several major national trade shows throughout the year to further enhance product visibility. For these reasons management is optimistic that the Publishing Division can maintain its market share.

Cost of sales decreased 7.4% for FY 1998 compared with FY 1997. Cost of sales as a percentage of gross sales was 26.1% for FY 1998 versus 26.6% for FY 1997. Cost of sales as a percentage of gross sales fluctuates depending upon the mix of products sold during a given year. Management believes its cost of sales during FY 1999 will remain consistent with FY 1998 levels.

Operating and selling expenses decreased 12.7% during FY 1998 when compared with FY 1997. As a percent of gross sales, these costs were 11.4% for FY 1998 and 12.3% for FY 1997. Contributing to the decrease in operating and selling expenses were lower credit card fees in the Home Business Division and reduced sales incentives in the Home Business Division, both the direct result of decreased sales in this Division. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales for FY 1999.

Sales commissions decreased 19.2% for FY 1998 compared with FY 1997. As a percentage of gross sales, these costs were 12.8% in FY 1998 compared to 14.9% for FY 1997. Sales commissions as a percentage of gross sales is determined by the product mix sold, as the commission rates vary with the product being sold and the Division which makes the sale. The Home Business Division has a higher commission percentage and the lower sales in this Division contributed to the decrease in FY 1998 sales commissions. The revised marketing plan which went into effect in June 1997 for the Home Business Division partially offset the decrease in sales commissions. Effective May 1, 1998 Management added a recruiting bonus program in the Home Business Division which will result in increased commission expense for FY 1999. Management expects sales commissions will be approximately 13% to 15% of gross sales for FY 1999.

General and administrative expenses increased 17.4% during FY 1998 when compared with FY 1997. As a percentage of gross sales, these expenses were 5.2% and 4.2% for FY 1998 and FY 1997 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Contributing to the increase in general and administrative expenses were increased salaries and benefits, primarily to existing employees. Management expects general and administrative expenses for FY 1999 will be approximately 4.5% to 5.5% of gross sales.

Interest expense declined 54.7% in FY 1998 compared with FY 1997. As a percentage of gross sales, interest expense was 0.5% in FY 1998 versus 1.1% for FY 1997. The decrease in interest expense during FY 1998 was the result of lower borrowing levels during the year.

FY 1997
-------

     The Home Business Division's sales increased 36% in FY 1997 compared with FY 1996. This was due to the number of active consultants, (5,700) who were actively selling the books through home shows, book fairs, fund raisers and direct sales. The Division continued to offer new and exciting consultant incentive programs during FY 1997, including several travel contests. These programs combined with various specials offered during the year helped attract and retain consultants. Regional training seminars were held throughout the country to train supervisors and consultants and exchange new ideas with other supervisors and consultants. The Division held its first National Seminar in April, 1997 with approximately 300 consultants and top supervisors in attendance. This 4-day event offered training sessions for those in attendance.

     The Publishing Division's sales decreased 4% in FY 1997 over FY 1996.
Sales nationwide in the publishing industry declined. The telemarketing staff opened 580 new accounts during FY 1997 versus 609 new accounts in FY 1996. The rack program continued to be popular with 369 new racks placed during FY 1997 versus 201 in FY 1996. There were approximately 2,750 racks in place in bookstores throughout the country at February 28, 1997. The Company offered special pricing with the purchase of a display rack. This rack is six-foot tall with a 21" x 21" base and 5 adjustable shelves. The rack holds approximately 220 books and offers the retail merchant an excellent method of displaying many of the Company's titles. These racks serve as a marketing tool for retail merchants. The Company attended several major national trade shows to further enhance product visibility.

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

    (b) Financial Position
        ------------------

    Working capital increased 28.8% to $9.6 million at fiscal year end 1998 over fiscal year end 1997. Reductions in payables and short term bank debt and an increase in inventories were the main contributors to the increase in working capital. The Company pays interest on its bank promissory note monthly from current cash flows. Management expects its financial position to continue to improve during FY 1999 and to have increased working capital at fiscal year end 1999.

    (c)  Liquidity and Capital Resources
         -------------------------------

    Management believes the Company's liquidity at February 28, 1998, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during FY 1999. Capital expenditures are expected to be less than $750,000 in FY 1999. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements and additions to the warehouse shipping system.

    Effective June 30, 1997 the Company signed a First Amendment to Restated Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1998. The note bears interest at the Wall Street Journal prime floating rate payable monthly (8.50% at February 28, 1998). The note is collateralized by substantially all of the assets of the Company. At February 28, 1998 the Company had available $2,624,000 under this credit agreement.

    Effective June 30, 1996 the Company signed a Restated Credit and Security Agreement with State Bank which provided a $9,000,000 line of credit. The line of credit was evidenced by a promissory note in the amount of $9,000,000 payable June 30, 1997. The note bore interest at the Wall Street Journal prime floating rate payable monthly (8.25% at February 28, 1997). The note was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations. Payments were made from current cash flows.

    The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company is negotiating to renew this facility when it matures June 30, 1998. The Company believes its borrowing capacity under this line to be adequate for the next several years.

    The Company generated cash from operating activities during FY 1998. Accounts receivable increased slightly in FY 1998, the result of increased sales in the Publishing Division. The Company continued its emphasis on collection efforts and the tightening of credit controls. The Company plans to continue to maximize its collection efforts in order to maintain cash flows.

    Inventories experienced a small increase during FY 1998. This is the result of adding approximately 30 new titles and also adding new components for several Kid Kits. The Company continues to monitor its inventory levels to ensure that adequate levels are on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately each year as new titles are added to the product line.

    The major component of accounts payable is the amount due the Company's principal supplier. Increases and decreases in inventory levels directly affect the level of accounts payable. Also the timing of the purchases and the payment terms offered by the suppliers affect the year end levels of accounts payable. As inventory levels increase moderately each year, the Company expects accounts payable will also increase moderately each year. Management anticipates cash flows from operating activities to increase in the foreseeable future.

    Other current liabilities decreased in FY 1998 as the direct result of product which was shipped during FY 1998 but for which payment was received in FY 1997. The revenue for these products was recognized in FY 1998 when the product was shipped.

    Cash used in investing activities during FY 1998 was primarily for additional computer equipment.

    The Company was able to pay down the bank promissory note during FY 1998 due to improved cash flows during the year.

    (d) New Accounting Standards
        ------------------------

    Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reporting segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. To the extent applicable, these statements were adopted by the Company effective March 1, 1998. The adoption of these statements will not have a material effect on the Company's financial statements.

    (e) Year 2000 Matters
        -----------------

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In FY 1996, the Company purchased new computer hardware and software which is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose operational problems for its computer systems.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost, if any, to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

         The Company does not have any material market risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this item begins at page F-1, following page 17 hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 1998.


                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         (a)  Identification of Directors
              ---------------------------

         The information required by this item is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 23, 1998.

         (b)  Identification of Executive Officers
              ------------------------------------

         The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                Office
Name                         Office           Held Since  Age
-------------------  -----------------------  ----------  ---

Randall W. White     Chairman of the Board,         1986   56
                     President and Treasurer

W. Curtis Fossett    Controller and                 1989   52
                     Corporate Secretary

         (c)  Compliance With Section 16 (a) of the Exchange Act
              --------------------------------------------------

          The information required by this item is furnished by incorporation by reference to all information under the caption "Compliance With Section 16 (a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 1998.

Item 11. EXECUTIVE COMPENSATION
-------- ----------------------

      The information required by this item is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

     The information required by this item is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this item is furnished by incorporation by reference to all information under the caption "Transactions with Management and Others" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 1998.


                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

  1.   Financial Statements                                             Page
       --------------------                                            -----

  Independent Auditors' Report                                          F-1

  Balance Sheets - February 28, 1998
    and 1997                                                            F-2

  Statements of Earnings - Years ended
    February 28, 1998 and 1997
    and February 29, 1996                                               F-3

  Statements of Changes in Shareholders' Equity -
    Years ended February 28, 1998 and
    1997 and February 29, 1996                                       F-4 - F-5

  Statements of Cash Flows -
    Years ended February 28, 1998 and
    1997 and February 29, 1996                                          F-6

  Notes to Financial Statements                                      F-7 - F-16
  Schedules have been omitted as such information is either not required or is included in the financial statements.

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

       10.19 Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.19 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

       10.20 Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.20 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

       10.21 Restated Loan Agreement dated June 10, 1996 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.21 to Form 10-K dated February 28, 1997 (File No. 0-4957).

      *10.22 First Amendment dated June 30, 1997 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

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

                      EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 27, 1998      By  /s/ W. Curtis Fossett
                             ------------------------------------
                             W. Curtis Fossett
                             Principal Financial
                             and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 27, 1998          /s/ Randall W. White
                             -----------------------------------
                             Randall W. White
                             Chairman of the Board
                             President, Treasurer and
                             Director


       May 27, 1998          /s/ Robert D. Berryhill
                             -------------------------------------
                             Robert D. Berryhill, Director


       May 27, 1998          /s/ G. Dean Cosgrove
                             -----------------------------------
                             G. Dean Cosgrove, Director


       May 27, 1998          /s/ James F. Lewis
                             ------------------------------------
                             James F. Lewis, Director


       May 27, 1998          /s/ John M. Lare
                             -------------------------------------
                             John M. Lare, Director


       May 27, 1998      By  /s/ W. Curtis Fossett
                             ------------------------------------
                             W. Curtis Fossett
                             Principal Financial
                             and Accounting Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 1998 and 1997, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
May 8, 1998
Tulsa, Oklahoma

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------

                                                                                 1998                1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   171,549         $    82,153
  Accounts receivable, less allowances for doubtful accounts and
   sales returns                                                                  2,128,012           2,032,688
  Inventories - Net                                                              10,402,230          10,048,457
  Prepaid expenses and other assets                                                  95,679              70,301
  Income taxes receivable                                                            51,092             124,092
  Deferred income taxes                                                             153,300             159,200
                                                                                -----------         -----------
            Total current assets                                                 13,001,862          12,516,891

PROPERTY AND EQUIPMENT - Net                                                        595,638             848,478
                                                                                -----------         -----------

                                                                                $13,597,500         $13,365,369
                                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                                                          $   876,000         $ 2,010,000
  Accounts payable                                                                2,096,770           2,305,067
  Accrued salaries and commissions                                                  259,760             214,198
  Other current liabilities                                                         203,765             563,059
                                                                                -----------         -----------
            Total current liabilities                                             3,436,295           5,092,324

DEFERRED INCOME TAXES                                                                95,000                   -

SHAREHOLDERS' EQUITY:
  Common stock, $0.20 par value; Authorized 6,000,000 shares;
  Issued 5,424,240 shares; Outstanding  5,232,138 (1998) and
  5,200,697 (1997) shares                                                         1,084,848           1,084,848
  Capital in excess of par value                                                  4,403,566           4,403,242
  Retained earnings                                                               5,070,823           3,418,431
                                                                                -----------         -----------
                                                                                 10,559,237           8,906,521
  Less treasury stock, at cost                                                     (493,032)           (633,476)
                                                                                -----------         -----------
                                                                                 10,066,205           8,273,045
                                                                                -----------         -----------

                                                                                $13,597,500         $13,365,369
                                                                                ===========         ===========


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 1998 AND 1997, AND FEBRUARY 29, 1996

-------------------------------------------------------------------------------------------------------------------------


                                                                                  1998            1997           1996

GROSS SALES                                                                    $ 29,764,345   $ 31,547,007   $ 30,039,963
  Less discounts and allowances                                                 (10,420,983)   (10,307,500)   (10,786,496)
                                                                               ------------   ------------   ------------
          Net sales                                                              19,343,362     21,239,507     19,253,467
COST OF SALES                                                                     7,771,311      8,396,060      8,155,725
                                                                               ------------   ------------   ------------
          Gross margin                                                           11,572,051     12,843,447     11,097,742
                                                                               ------------   ------------   ------------

OPERATING EXPENSES:
  Operating and selling                                                           3,389,317      3,883,438      3,138,851
  Sales commissions                                                               3,797,145      4,699,279      3,824,500
  General and administrative                                                      1,543,348      1,315,012        920,786
  Interest                                                                          156,149        344,966        297,849
                                                                               ------------   ------------   ------------
                                                                                  8,885,959     10,242,695      8,181,986
                                                                               ------------   ------------   ------------

OTHER INCOME                                                                        127,376         33,436          2,279
                                                                               ------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                                     2,813,468      2,634,188      2,918,035

INCOME TAXES                                                                      1,108,900      1,004,100      1,112,700
                                                                               ------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS                                               1,704,568      1,630,088      1,805,335

DISCONTINUED OPERATIONS, NET OF TAX:
  Loss from operations                                                                    -              -        (25,637)
  Loss on disposal                                                                        -              -       (300,984)
                                                                               ------------   ------------   ------------
                                                                                          -              -       (326,621)
                                                                               ------------   ------------   ------------

NET EARNINGS                                                                   $  1,704,568   $  1,630,088   $  1,478,714
                                                                               ============   ============   ============

BASIC AND DILUTED EARNINGS PER SHARE:
  Basic:
    Earnings from continuing operations                                        $       0.33   $       0.31   $       0.40
    Discontinued operations                                                               -              -          (0.07)
                                                                               ------------   ------------   ------------

           Net earnings                                                        $       0.33   $       0.31   $       0.33
                                                                               ============   ============   ============

  Diluted:
    Earnings from continuing operations                                        $       0.32   $       0.31   $       0.34
    Discontinued operations                                                               -              -          (0.06)
                                                                               ------------   ------------   ------------

           Net earnings                                                        $       0.32   $       0.31   $       0.28
                                                                               ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
   Basic                                                                          5,216,076      5,214,264      4,553,658
                                                                               ------------   ------------   ------------
   Diluted                                                                        5,338,188      5,353,938      5,338,834
                                                                               ------------   ------------   ------------

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 1998 AND 1997, AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------------------------------------------

                                                                    COMMON STOCK
                                                             (PAR VALUE $.20 PER SHARE)
                                                           ------------------------------
                                                           NUMBER OF
                                                                                               CAPITAL IN
                                                            SHARES                             EXCESS OF     RETAINED
                                                            ISSUED                AMOUNT       PAR VALUE     EARNINGS

BALANCE, MARCH 1, 1995                                       2,344,120         $  468,824     $4,569,125    $  309,629

  Exercise of options at $6.25/share                            25,000              5,000        151,250             -
  Exercise of options at $3.00/share                             5,000              1,000         14,000             -
  Exercise of options at $2.75/share                            30,000              6,000         76,500             -
  Exercise of options at $1.875/share                           15,000              3,000         25,125             -
  Exercise of options at $1.25/share                            15,000              3,000         15,750             -
  Exercise of options at $0.50/share                           265,000             53,000         79,500             -
  Issuance of treasury stock                                         -                  -            (87)            -
  Purchase of treasury stock                                         -                  -              -             -
  Sales of treasury stock                                            -                  -              -             -
  Net earnings                                                       -                  -              -     1,478,714
  Effect of two-for-one stock split (Note 9)                 2,699,120            539,824       (539,824)            -
                                                             ----------        ----------     ----------    ----------

BALANCE, FEBRUARY 29, 1996                                   5,398,240          1,079,648      4,391,339     1,788,343

  Exercise of options at $0.25/share                            20,000              4,000          1,000             -
  Exercise of options at $1.50/share                             6,000              1,200          7,800             -
  Issuance of treasury stock                                         -                  -          3,103             -
  Purchase of treasury stock                                         -                  -              -             -
  Sales of treasury stock                                            -                  -              -             -
  Net earnings                                                       -                  -              -     1,630,088
                                                             ----------        ----------     ----------    ----------
                                                                    TREASURY STOCK
                                                             ----------------------------      SHARE-
                                                             NUMBER OF                         HOLDERS'
                                                              SHARES              AMOUNT        EQUITY

BALANCE, MARCH 1, 1995                                           85,873        $  (74,974)    $5,272,604

  Exercise of options at $6.25/share                                 -                  -        156,250
  Exercise of options at $3.00/share                                 -                  -         15,000
  Exercise of options at $2.75/share                                 -                  -         82,500
  Exercise of options at $1.875/share                                -                  -         28,125
  Exercise of options at $1.25/share                                 -                  -         18,750
  Exercise of options at $0.50/share                                 -                  -        132,500
  Issuance of treasury stock                                      (100)                87              -
  Purchase of treasury stock                                    22,575           (523,048)      (523,048)
  Sales of treasury stock                                       (4,977)            70,493         70,493
  Net earnings                                                       -                  -      1,478,714
  Effect of two-for-one stock split (Note 9)                   103,371                  -              -
                                                             ----------        ----------     ----------

BALANCE, FEBRUARY 29, 1996                                     206,742           (527,442)     6,731,888

  Exercise of options at $0.25/share                                 -                  -          5,000
  Exercise of options at $1.50/share                                 -                  -          9,000
  Issuance of treasury stock                                    (3,840)            10,738         13,841
  Purchase of treasury stock                                    32,975           (242,730)      (242,730)
  Sales of treasury stock                                      (12,334)           125,958        125,958
  Net earnings                                                       -                  -      1,630,088
                                                             ----------        ----------     ----------

(continued)

                                                                    COMMON STOCK
                                                             (PAR VALUE $.20 PER SHARE)
                                                           ------------------------------
                                                           NUMBER OF                           CAPITAL IN
                                                            SHARES                             EXCESS OF     RETAINED
                                                            ISSUED                AMOUNT       PAR VALUE     EARNINGS

BALANCE, FEBRUARY 28, 1997                                    5,424,240         1,084,848      4,403,242     3,418,431

  Issuance of treasury stock                                          -                 -            324             -
  Purchase of treasury stock                                          -                 -              -             -
  Sales of treasury stock                                             -                 -              -             -
  Dividends paid                                                      -                 -              -       (52,176)
  Net earnings                                                        -                 -              -     1,704,568
                                                             ----------        ----------     ----------    ----------

BALANCE, FEBRUARY 28, 1998                                    5,424,240        $1,084,848     $4,403,566    $5,070,823
                                                             ==========        ==========     ==========    ==========


                                                                    TREASURY STOCK
                                                             ----------------------------      SHARE-
                                                             NUMBER OF                         HOLDERS'
                                                              SHARES              AMOUNT        EQUITY

BALANCE, FEBRUARY 28, 1997                                      223,543          (633,476)     8,273,045

  Issuance of treasury stock                                       (700)            2,069          2,393
  Purchase of treasury stock                                     15,900           (85,364)       (85,364)
  Sales of treasury stock                                       (46,641)          223,739        223,739
  Dividends paid                                                      -                 -        (52,176)
  Net earnings                                                        -                 -      1,704,568
                                                             ----------        ----------    -----------

BALANCE, FEBRUARY 28, 1998                                      192,102         $(493,032)   $10,066,205
                                                             ==========        ==========    ===========

See notes to financial statements.
(concluded)

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 1998 AND 1997, AND FEBRUARY 29, 1996
------------------------------------------------------------------------------------------------------------

                                                              1998              1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $ 1,704,568       $  1,630,088       $ 1,478,714
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              296,803            252,113           126,697
     Deferred income taxes                                      100,900              9,100            88,700
     Provision for doubtful accounts and sales returns          862,900          1,225,000         1,250,900
     Recovery of obsolete inventory reserve                    (150,913)                 -                 -
     Stock issued for awards                                      2,393              4,251                 -
     Changes in assets and liabilities:
       Accounts and income taxes receivable                    (885,224)          (273,973)       (2,450,713)
       Inventories                                             (202,860)         1,951,416        (5,106,474)
       Prepaid expenses and other assets                        (25,378)            44,462           (36,815)
       Accounts payable and accrued expenses                   (522,029)          (787,856)          320,979
                                                            -----------       ------------       -----------
            Total adjustments                                  (523,408)         2,424,513        (5,806,726)
                                                            -----------       ------------       -----------
            Net cash provided by (used in) operating          1,181,160          4,054,601        (4,328,012)
             activities                                     -----------       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                           (43,963)          (275,639)         (577,847)
                                                            -----------       ------------       -----------

            Net cash used in investing activities               (43,963)          (275,639)         (577,847)
                                                            -----------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                 8,484,900          7,130,000        11,820,000
  Payments under revolving credit agreement                  (9,618,900)       (10,940,000)       (7,000,000)
  Principal payments on capital lease obligations                     -                  -            (7,673)
  Cash received from exercise of stock options                        -             14,000            64,952
  Cash received from sale of stock                              223,739            125,958            70,493
  Cash paid to acquire treasury stock                           (85,364)          (242,730)         (154,875)
  Dividends paid                                                (52,176)                 -                 -
                                                            -----------       ------------       -----------

            Net cash provided by (used in) financing         (1,047,801)        (3,912,772)        4,792,897
             activities                                     -----------       ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     89,396           (133,810)         (112,962)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     82,153            215,963           328,925
                                                            -----------       ------------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $   171,549       $     82,153       $   215,963
                                                            ===========       ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW
 INFORMATION:
  Cash paid for interest                                    $   164,519       $    368,051       $   264,462
                                                            ===========       ============       ===========

  Cash paid for income taxes                                $   935,000       $    766,769       $ 1,259,022
                                                            ===========       ============       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1998 AND 1997, AND FEBRUARY 29, 1996

1.  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Nature of Business - Educational Development Corporation (the "Company") distributes books and publications through its Publishing and Home Business Divisions. In July 1996, the Company's Library Division ceased operations and responsibility for sales to this market segment was taken over by the Home Business Division. The Company is the United States ("U.S.") distributor of books and related matters, published primarily in England, to book, toy and gift stores, libraries and home educators. The Company is also involved in the production and publishing of new book titles. The English publishing company is the Company's primary supplier. The Company sells to its customers, located throughout the U.S., primarily on standard credit terms.
Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash on deposit in banks.
Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.
Property and Equipment - Property and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from two to five years.
Income Taxes - The Company records deferred income taxes for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for operating loss and tax credit carryforwards. Income Recognition - Sales are recorded when products are shipped. At the time sales are recognized for certain products under specified conditions, allowances for returns are recorded based on prior experience.
Advertising Costs - The Company expenses advertising costs as incurred.

Earnings Per Share - Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company has applied the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" to all periods presented.

The following reconciles the diluted earnings per share:

                                                                        YEAR ENDED
                                                      ---------------------------------------------------
                                                        FEBRUARY 28,       FEBRUARY 28,      FEBRUARY 29,
                                                           1998               1997              1996
DILUTED EARNINGS PER SHARE:
  Net earnings applicable to common shareholders          $1,704,568        $1,630,088        $1,478,714
                                                          ==========        ==========        ==========

SHARES:
  Weighted average shares outstanding - basic              5,216,076         5,214,264         4,553,658
  Assumed exercise of options                                122,112           139,674           785,176
                                                          ----------        ----------        ----------

                                                           5,338,188         5,353,938         5,338,834
                                                          ==========        ==========        ==========

DILUTED EARNINGS PER SHARE:
  Earnings from continuing operations                     $     0.32        $     0.31        $     0.34
  Discontinued operations                                 $        -        $        -        $    (0.06)
                                                          ----------        ----------        ----------

         Net earnings                                     $     0.32        $     0.31        $     0.28
                                                          ==========        ==========        ==========

Fair Value of Financial Instruments - For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's note payable to bank is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.
Long-Lived Asset Impairment - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.
Stock-Based Compensation - The Company has adopted the disclosure standards of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation arrangements.
New Accounting Standards - The Company plans to adopt the provisions of SFAS No. 130, "Reporting Comprehensive Income," in its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company currently does not have any items of other comprehensive income.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS No. 131's reporting requirements. The Company currently does not expect adoption of this statement to have a material effect on financial statement presentation or related footnote disclosures. Reclassifications - Reclassifications were made to certain 1996 and 1997 balances to conform with the 1998 presentation.

2.  DISCONTINUED OPERATIONS
Effective February 29, 1996, the Company discontinued its School Division. Accordingly, the operating results of the School Division, which were not material, are segregated and reported as discontinued operations in the accompanying statement of earnings for the year ended February 29, 1996.
The estimated loss on disposal of $300,984, which is net of income tax benefits of $169,000, includes the write-off of inventory, supplies and other assets.

3.    INVENTORIES
Inventories consist of the following:

                                                           FEBRUARY 28,
                                                   ---------------------------
                                                       1998            1997

Book inventory                                     $10,552,417     $10,349,557
Reserve for obsolescence                              (150,187)       (301,100)
                                                   -----------     -----------

                                                   $10,402,230     $10,048,457
                                                   ===========     ===========

4.    PROPERTY AND EQUIPMENT
      Property and equipment consist of the
      following:

                                                          FEBRUARY 28,
                                                   --------------------------
                                                         1998           1997

Computer equipment                                 $  777,699      $  757,982
Warehouse and office equipment                        441,954         438,325
Furniture, fixtures and other                         101,335          98,065
                                                   ----------      ----------
                                                    1,320,988       1,294,372
Less accumulated depreciation and amortization       (725,350)       (445,894)
                                                   ----------      ----------

                                                   $  595,638      $  848,478
                                                   ==========      ==========

During the year ended February 28, 1997, the Company acquired a vehicle with a cost of $9,590 through the issuance of 3,390 shares of treasury stock. Depreciation expense was $296,803, $252,113, and $126,697 for the fiscal years ended February 28, 1998, 1997, and February 29, 1996, respectively.

5.  NOTE PAYABLE
At February 28, 1998 and 1997, the note payable to bank was under a $3,500,000 and $9,000,000 revolving credit agreement, respectively, with interest payable monthly at prime (8.50% and 8.25% at February 28, 1998 and 1997, respectively), collateralized by substantially all assets of the Company. The revolving credit agreement matures on June 30, 1998. At February 28, 1998, the Company had available credit of $2,624,000 under the revolving credit agreement. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, prohibit declaration of dividends, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance or has obtained waivers for all restrictive covenants. The Company intends to renew the bank agreement or obtain other financing upon maturity.

For each of the three years in the period ended February 28, 1998, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                                        YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 29,
                                           1998         1997           1996
Note payable to bank:
  Largest amount borrowed                $2,860,000   $5,850,000     $5,820,000
  Average amount borrowed                 1,766,813    4,061,250      3,183,333
  Weighted average interest rate               8.5%         8.5%           9.4%

6.  INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 28, 1998 and 1997 are as follows:

                                                         FEBRUARY 28,
                                                   --------------------------
                                                      1998             1997
Current:
  Deferred tax assets:
    Allowance for doubtful accounts                $  55,300         $ 35,200
    Inventories                                       59,500          118,000
    Expenses deducted on the cash basis
     for income tax purposes                          23,400           13,600
    Change in accounting method                       15,100                -
                                                   ---------         --------
                                                     153,300          166,800
  Deferred tax liability -
    Property and equipment                                 -           (7,600)
                                                   ---------         --------

  Net deferred tax asset                           $ 153,500         $159,200
                                                   =========         ========

Noncurrent:
  Deferred tax asset -
    Change in accounting method                    $  15,100         $      -

  Deferred tax liability -
   Property and equipment                           (110,100)               -
                                                   ---------         --------

  Net deferred tax liability                       $ (95,000)        $      -
                                                   =========         ========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.
The components of income tax expense are as follows:

                                                                       Year Ended
                                                   ---------------------------------------------------
                                                        FEBRUARY 28,     February 28,     February 29,
                                                           1998             1997              1996
Income tax expense on continuing operations:
  Current:
    Federal                                               $  856,900       $  845,800       $  916,300
    State                                                    151,100          149,200          161,700
                                                          ----------       ----------       ----------
                                                           1,008,000          995,000        1,078,000

  Deferred:
    Federal                                                   85,800            7,700           29,500
    State                                                     15,100            1,400            5,200
                                                          ----------       ----------       ----------
                                                             100,900            9,100           34,700
                                                          ----------       ----------       ----------
                                                           1,108,900        1,004,100        1,112,700

Income tax benefit on discontinued operations:
  From operations                                                  -                -          (16,000)
  Loss on disposal                                                 -                -         (169,000)
                                                          ----------       ----------       ----------

          Total income tax expense                        $1,108,900       $1,004,100       $  927,700
                                                          ==========       ==========       ==========

The following reconciles the Company's expected income tax expense on continuing operations utilizing statutory tax rates to the actual tax expense:

                                                                       Year Ended
                                                        ---------------------------------------------
                                                        FEBRUARY 28,     FEBRUARY 28,     February 29,
                                                            1998             1997             1996

Tax expense at Federal statutory rate                    $  957,000       $  896,000       $  992,000
State income tax, net of Federal tax benefit                116,000          105,000          114,700
Other                                                        35,900            3,100            6,000
                                                         ----------       ----------       ----------

                                                         $1,108,900       $1,004,100       $1,112,700
                                                         ==========       ==========       ==========

7.  EMPLOYEE BENEFIT PLAN
The Company has a profit sharing plan which incorporates the provisions of
Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $27,113, $31,457, and $30,118 in fiscal years 1998, 1997, and 1996, respectively.

8.  COMMITMENTS
The Company leases its office and warehouse facilities under a noncancelable operating lease which expires in February 1999. Future minimum rental commitments of $225,960 at February 28, 1998 are payable during the year ended February 28, 1999.
Total rent expense was approximately $225,960, $219,000, and $185,000 for the fiscal years ended 1998, 1997, and 1996, respectively.
At February 28, 1998, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,860,000.

9.  CAPITAL STOCK, STOCK OPTIONS AND WARRANTS
On December 20, 1995, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend for shareholders of record as of April 1, 1996. On March 13, 1996, in a special meeting of the stockholders, an increase in the number of authorized shares from 3,000,000 to 6,000,000 was approved. A total of 2,699,120 shares of common stock were issued in connection with the split related to shares outstanding at February 29, 1996. The stated par value of each share was not changed from $0.20. A total of $539,824 was reclassified from the Company's capital in excess of par value account to the Company's common stock account.
In October 1981, the Board of Directors adopted an Incentive Stock Option Plan which expired in 1991; accordingly, no additional options will be granted under the 1981 Plan.
In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan. A total of 1,000,000 stock options are authorized to be granted under the 1992 Plan.
Options granted under either of the two Incentive Stock Option Plans, collectively the "Incentive Plan," are exercisable up to ten years from the date of grant. Options outstanding at February 28, 1998 expire in 2003 through 2007. A summary of the status of the Company's Incentive Plan as of February 28, 1998, February 28, 1997, and February 29, 1996 and changes during the years ended on those dates is presented below:

                            1998                          1997                          1996
                      --------------------------    --------------------------    --------------------------
                                        WEIGHTED                      WEIGHTED                      WEIGHTED
                                        AVERAGE                       AVERAGE                       AVERAGE
                                        EXERCISE                      EXERCISE                      EXERCISE
                           SHARES        PRICE           SHARES        PRICE           SHARES        PRICE

Outstanding at
 Beginning of Year           309,800      $ 3.79           206,000      $ 2.55           906,000      $ 1.00

Granted                      140,600        4.03           117,400        6.00            10,000        6.25

Exercised/Canceled          (121,900)      (6.02)          (13,600)      (4.01)         (710,000)      (0.62)
                            --------      ------           -------      ------          --------      ------

Outstanding at End
 of Year                     328,500      $ 3.06           309,800      $ 3.79           206,000      $ 2.55
                            ========      ======           =======      ======          ========      ======

The following table summarizes information about stock options outstanding at February 28, 1998:

                                         NUMBER
    RANGE OF                           OUTSTANDING            WEIGHTED
    EXERCISE                          AT FEBRUARY 28,     AVERAGE REMAINING       WEIGHTED AVERAGE
    PRICES                                1998             CONTRACTUAL LIFE       EXERCISE PRICE
    ------                            -------------        ----------------       --------------
                                                              (Years)

 $1.375-$1.50                                84,000                       5       $         1.41
    $3.13                                   106,000                       6                 3.13
    $4.00                                   138,500                       9                 4.00
                                      -------------        ----------------       --------------

                                            328,500                       8       $         3.06
                                      =============        ================       ==============

All options outstanding are exercisable at February 28, 1998.
The Company applies Accounting Principals Board Opinion No. 25 and related Interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share for the years ended February 28, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                      1998              1997

Net earnings - as reported                         $1,704,568        $1,630,088
                                                   ==========        ==========
Net earnings - pro forma                           $1,636,618        $1,375,088
                                                   ==========        ==========

Earnings per share - as reported:
  Basic                                            $     0.33        $     0.31
                                                   ==========        ==========
  Diluted                                          $     0.32        $     0.31
                                                   ==========        ==========

Earnings per share - pro forma:
  Basic                                            $     0.31        $     0.26
                                                   ==========        ==========
  Diluted                                          $     0.31        $     0.26
                                                   ==========        ==========

The fair value of options granted under the Incentive Plan were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted in fiscal 1998: no dividend yield, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of four years. The following weighted average assumptions were used in fiscal 1997: no dividend yield, expected volatility of 76%, risk free interest rate of 6% and expected lives of four years. The use of the fair value method of SFAS No. 123 would not have had a significant impact on reported net earnings and earnings per share for the year ended February 29, 1996.
Of the 710,000 option shares exercised in fiscal 1996, 660,000 shares with a total option price of $368,173 were exercised by the transfer to the Company of 28,596 outstanding shares held by the option holders.
Additionally, at February 1992, options to purchase 80,000 shares of the Company's common stock were outstanding. These options were issued to directors and a stockholder who were not officers of the Company at exercise prices of $0.25-$0.625. During August 1992, 40,000 of these options were exercised at an option price of $0.625 per share, and the Company simultaneously reacquired the common stock issued at a net cost to the Company of $7,500. During February 1996, 20,000 of these options were exercised at an option price of $0.25. The remaining 20,000 of these options were exercised at an option price of $0.25 in March 1996.

10.  SUPPLEMENTARY INFORMATION
The activity in the allowances for doubtful accounts receivable, sales returns and inventory valuation for each of the three years in the period ended February 28, 1998 is as follows:

Doubtful accounts receivable:

                                        BALANCE AT           AMOUNTS            AMOUNTS             BALANCE
                                        BEGINNING          CHARGED TO          CHARGED TO            AT END
YEAR                                     OF YEAR             EXPENSE            RESERVE             OF YEAR

1996                                       $105,000            $60,000           $(38,000)            $127,000
1997                                        127,000             60,000            (95,100)              91,900
1998                                         91,900             60,000            (10,200)             141,700

Sales returns:

                                        BALANCE AT           AMOUNTS            AMOUNTS             BALANCE
                                        BEGINNING          CHARGED TO          CHARGED TO            AT END
YEAR                                     OF YEAR             EXPENSE            RESERVE             OF YEAR

1996                                       $101,000         $1,190,900        $(1,190,900)            $101,000
1997                                        101,000          1,165,000         (1,165,000)             101,000
1998                                        101,000            802,900           (802,900)             101,000

Inventory valuation:

                                        BALANCE AT           AMOUNTS            AMOUNTS             BALANCE
                                        BEGINNING          CHARGED TO          CHARGED TO            AT END
YEAR                                     OF YEAR             EXPENSE            RESERVE             OF YEAR

1996                                       $301,100          $       -           $      -             $301,100
1997                                        301,100                  -                  -              301,100
1998                                        301,100                  -            150,913              150,187

Charges to certain expense accounts in continuing operations for each of the three years in the period ended February 28, 1998 are shown below:

                                                                          YEAR ENDED
                                                       ------------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                              1998            1997            1996

Maintenance and repairs                                         $30,919         $34,435        $ 48,199
Taxes other than payroll and income taxes                        30,093          20,805          12,143
Advertising costs                                                83,865          84,501         170,573

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended February 28, 1998 and 1997:

                                               FIRST             SECOND              THIRD             FOURTH
YEAR ENDED FEBRUARY 28, 1998                  QUARTER            QUARTER            QUARTER            QUARTER

Net Sales                                    $4,660,400         $5,266,600         $5,559,100         $3,857,262
                                             ----------         ----------         ----------         ----------

Gross Profit                                 $2,794,500         $3,021,600         $3,395,700         $2,360,251
                                             ----------         ----------         ----------         ----------

Net Earnings                                 $  463,900         $  480,800         $  561,000         $  198,868
                                             ==========         ==========         ==========         ==========

Earnings Per Share:
  Basic                                      $     0.09         $     0.09         $     0.11         $     0.04
                                             ==========         ==========         ==========         ==========
  Diluted                                    $     0.09         $     0.09         $     0.10         $     0.04
                                             ==========         ==========         ==========         ==========

Weighted Average Number of
 Common and Common Equivalent
 Shares Outstanding:
  Basic                                       5,199,050          5,216,942          5,223,942          5,224,373
                                             ==========         ==========         ==========         ==========
  Diluted                                     5,311,310          5,336,927          5,363,886          5,340,628
                                             ==========         ==========         ==========         ==========

                                               FIRST             SECOND              THIRD             FOURTH
YEAR ENDED FEBRUARY 28, 1997                  QUARTER            QUARTER            QUARTER            QUARTER

Net Sales                                    $5,685,100         $5,029,700         $6,279,200         $4,245,507
                                             ----------         ----------         ----------         ----------

Gross Profit                                 $3,396,200         $3,001,700         $3,923,400         $2,522,147
                                             ----------         ----------         ----------         ----------

Net Earnings                                 $  303,100         $  357,700         $  655,100         $  314,188
                                             ==========         ==========         ==========         ==========

Earnings Per Share:
  Basic                                      $     0.06         $     0.07         $     0.13         $     0.06
                                             ==========         ==========         ==========         ==========

  Diluted                                    $     0.06         $     0.07         $     0.12         $     0.06
                                             ==========         ==========         ==========         ==========

Weighted Average Number of
 Common and Common Equivalent
 Shares Outstanding:
  Basic                                       5,217,967          5,221,631          5,218,208          5,199,251
                                             ==========         ==========         ==========         ==========
  Diluted                                     5,373,763          5,354,880          5,344,697          5,342,411
                                             ==========         ==========         ==========         ==========

* * * * * *