Form 10-Q
period 1998-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 1998-07-10
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

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

10302 East 55/th/ Place, Tulsa Oklahoma 74146-6515
(Address of principal executive offices)

Registrant's telephone number: (918) 622-4522

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X     No
                              ------      ------

     As of May 31, 1998 there were 5,088,105 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------

PART I.  FINANCIAL INFORMATION
---------------------------------------------------

ITEM 1

BALANCE SHEETS

                                                 May 31, 1998    February 28, 1998
                                                  (unaudited)    -----------------
                                                 ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $     77,800       $   171,600
 Accounts receivable  (less
  allowances for doubtful accounts
  and returns: 5/31/98 - $181,600
  2/28/98 - $242,700)                                2,318,200         2,128,000
 Inventories  Net                                   10,295,400        10,402,200
 Prepaid expenses and other assets                      70,200            95,700
 Income taxes receivable                                    --            51,100
 Deferred income taxes                                 137,000           153,300
                                                  ------------       -----------
   Total current assets                             12,898,600        13,001,900

 PROPERTY AND EQUIPMENT
  at cost (less accumulated
  depreciation:  05/31/98 - $802,000
  2/28/98 - $725,300)                                  535,900           595,600
                                                  ------------       -----------

                                                  $ 13,434,500       $13,597,500
                                                  ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                             $  1,368,000       $   876,000
 Accounts payable                                    1,633,600         2,096,800
 Accrued salaries and commissions                      253,200           259,700
 Income taxes                                          136,200                --
 Dividend payable                                      101,800                --
 Other current liabilities                             216,600           203,800
                                                  ------------       -----------
   Total current liabilities                         3,709,400         3,436,300

DEFERRED INCOME TAXES                                   95,000            95,000

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  and 5,424,240 shares; Outstanding
  5,088,105 and 5,232,138 shares)                    1,085,800         1,084,800
 Capital in excess of par value                      4,410,100         4,403,600
 Retained earnings                                   5,319,000         5,070,800
                                                  ------------       -----------
                                                    10,814,900        10,559,200
Less treasury shares, at cost                       (1,184,800)         (493,000)
                                                  ------------       -----------
                                                     9,630,100        10,066,200
                                                  ------------       -----------

                                                  $ 13,434,500       $13,597,500
                                                  ============       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                  Three Months Ended May 31
                                 ----------------------------
                                     1998           1997
                                 -------------  -------------

GROSS SALES                      $  6,501,400   $  7,107,600
 Less discounts & allowances       (2,340,700)    (2,447,200)
                                 ------------   ------------
  Net sales                         4,160,700      4,660,400
COST OF SALES                       1,676,500      1,865,900
                                 ------------   ------------
  Gross margin                      2,484,200      2,794,500
OPERATING EXPENSES:
 Operating & selling                  802,700        843,000
 Sales commissions                    734,100        825,200
 General & administrative             364,600        361,100
 Interest                              23,900         49,800
                                 ------------   ------------
                                      558,900        715,400
OTHER INCOME                           19,700         31,000
                                 ------------   ------------

EARNINGS BEFORE INCOME TAXES          578,600        746,400

INCOME TAXES                          228,600        282,500
                                 ------------   ------------

NET EARNINGS                     $    350,000   $    463,900
                                 ============   ============

BASIC AND DILUTED EARNINGS
 PER SHARE -                     $        .07   $        .09
                                 ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                             5,217,436      5,199,050
                                 ============   ============
  Diluted                           5,338,533      5,311,310
                                 ============   ============

DIVIDENDS DECLARED PER
 COMMON SHARE                    $        .02   $         --
                                 ============   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                         Common Stock
                  (par value $.20 per share)                                     Treasury Stock
                  --------------------------                                ----------------------
                           Number of              Capital in                 Number
                            Shares                Excess of     Retained       of                   Shareholders'
                            Issued      Amount    Par Value     Earnings     Shares      Amount         Equity
                           ---------  ----------  ----------  ------------  --------  ------------  --------------
BALANCE, MAR. 1, 1998      5,424,240  $1,084,800  $4,403,600   $5,070,800   192,102   $  (493,000)    $10,066,200

Purchases of treasury
 stock                           ---         ---         ---          ---   150,300      (698,100)       (698,100)

Sales of treasury stock          ---         ---         ---          ---    (1,267)        6,300           6,300

Exercise of options at
 $1.50/share                   5,000       1,000       6,500          ---       ---           ---           7,500

Dividend declared                ---         ---         ---     (101,800)      ---           ---        (101,800)

Net earnings                     ---         ---         ---      350,000       ---           ---         350,000
                           ---------  ----------  ----------  -----------   -------   -----------     -----------

BALANCE, MAY 31, 1998      5,429,240  $1,085,800  $4,410,100   $5,319,000   341,135   $(1,184,800)    $ 9,630,100
                           =========  ==========  ==========  ===========   =======   ===========     ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended May 31
                                                            ------------------------------
                                                                 1998            1997
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                $    350,000    $    463,900
 Adjustments to reconcile net
  earnings to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                                     76,700          73,300
 Deferred income taxes                                             16,300           4,200
 Provision for doubtful accounts
  and sales returns                                               316,600         222,600
 Recovery of obsolete inventory reserve                           (64,000)             --
 Stock issued for awards                                               --           2,400
 Changes in assets and liabilities:
  Accounts receivable                                            (455,700)       (321,300)
  Inventories                                                     170,800        (124,700)
  Prepaid expenses and other assets                                25,500           4,700
  Accounts payable, accrued expenses
   and dividend payable                                          (355,100)       (268,300)
  Income taxes payable                                            136,200         109,200
                                                             ------------    ------------

   Total adjustments                                             (132,700)       (297,900)
                                                             ------------    ------------
   Net cash provided by operating activities                      217,300         166,000
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                              (17,000)        (19,400)
                                                             ------------    ------------
  Net cash used in investing activities                           (17,000)        (19,400)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement                    2,478,000       1,165,000
 Payments under revolving credit agreement                     (1,986,000)     (1,425,000)
 Cash received from exercise of stock options                       7,500              --
 Cash received from sale of treasury stock                          6,300         118,200
 Cash paid to acquire treasury stock                             (698,100)        (55,400)
                                                             ------------    ------------
  Net cash used in financing activities                          (192,300)       (197,200)
                                                             ------------    ------------
Net Decrease in Cash and Cash
 Equivalents                                                      (93,800)        (50,600)
Cash and Cash Equivalents, Beginning of Period                    171,600          82,100
                                                             ------------    ------------
Cash and Cash Equivalents, End of Period                     $     77,800    $     31,500
                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                      $     21,200    $     46,500
                                                             ============    ============
 Cash paid for income taxes                                  $     25,000    $     45,000
                                                             ============    ============

Supplemental Disclosure of Non Cash Operating Activities -
 Dividend declared                                           $    101,800    $         --
                                                             ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31,
------
1998 and 1997, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months ended May 31, 1998 and 1997, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1998, which are incorporated herein by reference, and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 8 of this report.

Reclassifications were made to 1997 balances to conform with 1998 presentation.

Note 2 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of May 31, 1998 and February 28, 1998 are as follows:

                                          May 31, 1998   February 28, 1998
                                          -------------  ------------------
     Current:
      Deferred tax assets:
       Allowance for doubtful accounts       $  53,900           $  55,300
       Inventories                              50,700              59,500
       Expenses deducted on the cash
         basis for income tax purposes          17,300              23,400
       Change in accounting method              15,100              15,100
                                             ---------           ---------

      Net deferred tax asset                 $ 137,000           $ 153,300
                                             =========           =========

     Noncurrent:
      Deferred tax asset -
       Change in accounting method           $  15,100           $  15,100

      Deferred tax liability -
       Property and equipment                 (110,100)           (110,100)
                                             ---------           ---------
      Net deferred tax liability             $( 95,000)          $( 95,000)
                                             =========           =========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                          THREE MONTHS ENDED
                                      May 31, 1998      May 31, 1997
                                      ------------      ------------
Income tax expense:
      Current:
       Federal                          $178,700           $234,300
       State                              33,600             44,000
                                        --------           --------
                                         212,300            278,300

      Deferred:
       Federal                            13,800              3,600
       State                               2,500                600
                                        --------           --------
                                          16,300              4,200
                                        --------           --------
                                        $228,600           $282,500
                                        ========           ========

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------


Note 3 - Effective June 30, 1997, the Company signed a First Amendment to the
------
Restated Credit and Security Agreement with State Bank, which provided a $3,500,000 line of credit. The line of credit was evidenced by a promissory note payable June 30, 1998. The note bore interest at the Wall Street Journal prime floating rate and was collateralized by substantially all of the assets of the Company. The Company utilized this line of credit primarily to fund routine operations. At May 31, 1998 the Company had available $2,132,000 under this credit agreement.

Effective June 30, 1998, the Company signed a Second Amendment to the Restated Credit and Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note payable June 30, 1999. The note bears interest at the Wall Street Journal prime floating rate and is collateralized by substantially all of the assets of the Company. The Company will utilize this line of credit primarily to fund routine operations.

Note 4 - Inventories consist of the following:
------

                                        May 31, 1998    February 28, 1998
                                      ----------------  ------------------

          Book Inventory                  $10,381,600         $10,552,400
          Reserve for Obsolescence            (86,200)           (150,200)
                                          -----------         -----------
                                          $10,295,400         $10,402,200
                                          ===========         ===========

Note 5 - Basic earnings per share is computed by dividing net earnings by the
------
weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                              Three Months Ended May 31,
                                              --------------------------
                                                  1998          1997
                                              ------------  ------------
     Net Earnings                               $  350,000    $  463,900
                                                ==========    ==========

     Basic EPS:
     Weighted Average Shares Outstanding         5,217,436     5,199,050
                                                ==========    ==========
     Basic EPS                                  $      .07    $      .09
                                                ==========    ==========

     Diluted EPS:
       Weighted Average Shares Outstanding       5,217,436     5,199,050
       Assumed Exercise of Options                 121,097       112,260
                                                ----------    ----------
     Shares Applicable to Diluted Earnings       5,338,533     5,311,310
                                                ==========    ==========
     Diluted EPS                                $      .07    $      .09
                                                ==========    ==========

Note 6 - Effective March 1, 1998, the Company adopted Statement of Financial
------
Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company did not have other comprehensive income for the periods presented. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not require disclosure in interim financial reports in the first year of adoption.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ----------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital at May
31, 1998 was $9,189,200, a decrease of 3.9% over year-end February 28, 1998 working capital of $9,565,600. Accounts receivable increased 5.4% over year-ended February 28, 1998. Inventory at May 31, 1998 declined 1.6% over year-end February 28, 1998. The inventory level will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continues to monitor inventory levels to assure adequate supplies to meet sales requirements. The note payable to the bank increased 56.2% over fiscal year-end February 28, 1998 as the Company purchased 150,300 shares of treasury stock. Accounts payable declined 22.1% over year-end February 28, 1998, the result of smaller purchases during the current period and the payment for inventory received in prior periods.

Pre-tax margins were 13.9% for the three months ended May 31, 1998 compared with 16.0% for the three months ended May 31, 1997. The Company attributes this decline to the unanticipated lingering aftereffects of the changes made to the Home Business Division's Marketing Plan in October 1996. New compensation programs have been created to encourage sales and recruiting at all levels of the organization.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $1,990,900 for the
--------
three months ended May 31, 1998 a decrease of 21.0% when compared with net sales of $2,520,900 for the three months ended May 31, 1997. Management believes this decline is primarily the result of a reduction in the compensation structure which was made in October 1996 and was not well received by the field sales force. The compensation structure was enhanced in June 1997 and the downturn in sales was slowed. In May 1998 the Company made additional enhancements to the compensation structure. The Company now believes it has in place an excellent compensation program for its field sales force. New and exciting incentive programs, travel contests and regional training seminars will be offered during FY 1999. The Division's second National Seminar will be held in July 1998. Management is optimistic that FY 1999 will be an excellent year for the Division.

Net sales from the Publishing Division were $2,169,800 for the three months ended May 31, 1998, an increase of 1.4% over the net sales of $2,139,500 for the three months ended May 31, 1997. Sales nationwide in the juvenile paperback market declined over 18% last year. The Company attributes the increase in net sales to increased market penetration and additional volume. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. The Division attends several national trade shows each year in order to present the Company's products to a wide variety of consumers. Management believes the Company has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

Operating Expenses - The Company's cost of sales for the three months ended May
------------------
31, 1998 was $1,676,500 versus $1,865,900 for the three months ended May 31, 1997, a decline of 10.2%. Cost of sales expressed as a percentage of gross sales was 25.8% for the three months ended May 31, 1998 compared with 26.3% for the three months ended May 31, 1997. Cost of sales will fluctuate depending upon the product mix sold.

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------


Operating and selling expenses decreased 4.8% to $802,700 for the three months ended May 31, 1998 when compared with $843,000 for the three months ended May 31, 1997. Operating and selling expenses as a percentage of gross sales were 12.3% for the three months ended May 31, 1998 and 11.9% for the three months ended May 31, 1997. A reduction in credit card fees, the direct result of lower sales in the Home Business Division, contributed to the decrease in operating and selling expenses. Also contributing to the decrease in operating and selling expenses were reduced sales incentives in the Home Business Division.

Sales commissions for the three months ended May 31, 1998 were $743,100 compared with $825,200 for the same three month period a year ago, a decrease of 10.0%. Sales commissions as a percentage of gross sales were 11.3% for the three months ended May 31, 1998 and 11.6% for the three months ended May 31, 1997. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs. Lower sales in the Home Business Division contributed to the decrease in commission expense for the quarter.

General and administrative expenses increased 1.0% for the three months ended May 31, 1998 to $364,600 when compared with $361,100 for the three months ended May 31, 1997. General and administrative expenses as a percentage of gross sales were 5.6% and 5.1% for the three months ended May 31, 1998 and 1997 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Contributing to the increase in general and administrative expenses were increased salaries and benefits, primarily to existing employees.

Interest expense declined 52% to $23,900 for the three months ended May 31, 1998 when compared with $49,800 for the same three month period a year ago. The average borrowing under the bank loan declined to $1.1 million for the three months ended May 31, 1998 from $2.3 million for the three months ended May 31,
1997.   This decrease in the average bank borrowings resulted in lower interest costs. This reduction in average bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The Company does not have any material market risk.

PART II  OTHER INFORMATION
--------------------------

     None

EDUCATIONAL DEVELOPMENT CORPORATION
------------------------------------------



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



Date:   July 10, 1998
     --------------------