Form 10-Q
period 1998-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 1998-10-14
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998.

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

                         Yes     X     No
                             ---------    --------

     As of August 31, 1998 there were 5,067,386 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------


PART I.  FINANCIAL INFORMATION
------------------------------------

ITEM 1

BALANCE SHEETS

                                              August 31, 1998   February 28, 1998
                                                (unaudited)     -----------------
                                             -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $     39,000       $   171,600
 Accounts receivable  (less
  allowances for doubtful accounts
  and returns: 8/31/98 - $162,400
  2/28/98 - $242,700)                                2,586,700         2,128,000
 Inventories  Net                                   10,094,000        10,402,200
 Prepaid expenses and other assets                      70,200            95,700
 Income taxes receivable                                52,800            51,100
 Deferred income taxes                                 113,100           153,300
                                                  ------------       -----------
   Total current assets                             12,955,800        13,001,900

 PROPERTY AND EQUIPMENT
  at cost (less accumulated
  depreciation:  8/31/98 - $878,600
  2/28/98 - $725,300)                                  464,300           595,600
                                                  ------------       -----------

                                                  $ 13,420,100       $13,597,500
                                                  ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                             $  1,961,000       $   876,000
 Accounts payable                                    1,168,900         2,096,800
 Accrued salaries and commissions                      208,100           259,700
 Other current liabilities                             112,700           203,800
                                                  ------------       -----------
   Total current liabilities                         3,450,700         3,436,300

DEFERRED INCOME TAXES                                   95,000            95,000

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  and 5,424,240 shares; Outstanding
  5,067,386 and 5,232,138 shares)                    1,085,800         1,084,800
 Capital in excess of par value                      4,410,100         4,403,600
 Retained earnings                                   5,625,900         5,070,800
                                                  ------------       -----------
                                                    11,121,800        10,559,200
Less treasury shares, at cost                    (   1,247,400)     (    493,000)
                                                  ------------       -----------
                                                     9,874,400        10,066,200
                                                  ------------       -----------

                                                  $ 13,420,100       $13,597,500
                                                  ============       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------



STATEMENTS OF EARNINGS (UNAUDITED)

                                  Three Months Ended August 31,    Six Months Ended August 31,
                                 -------------------------------  -----------------------------
                                      1998             1997            1998           1997
                                 ---------------  --------------  --------------  -------------

GROSS SALES                        $  6,612,300    $  8,623,500    $ 13,113,700   $ 15,731,100
 Less discounts & allowances       (  2,661,900)   (  3,356,900)   (  5,002,600)  (  5,804,100)
                                   ------------    ------------    ------------   ------------
  Net sales                           3,950,400       5,266,600       8,111,100      9,927,000
COST OF SALES                         1,696,500       2,245,000       3,373,000      4,110,900
                                   ------------    ------------    ------------   ------------
  Gross margin                        2,253,900       3,021,600       4,738,100      5,816,100
OPERATING EXPENSES:
 Operating & selling                    677,400         840,000       1,480,100      1,683,000
 Sales commissions                      629,200         930,600       1,363,300      1,755,800
 General & administrative               429,600         379,400         794,200        740,500
 Interest                                36,900          53,700          60,800        103,500
                                   ------------    ------------    ------------   ------------
                                        480,800         817,900       1,039,700      1,533,300
OTHER INCOME                             17,400          24,700          37,100         55,700
                                   ------------    ------------    ------------   ------------

EARNINGS BEFORE INCOME TAXES            498,200         842,600       1,076,800      1,589,000

INCOME TAXES                            191,200         361,800         419,800        644,300
                                   ------------    ------------    ------------   ------------

NET EARNINGS                       $    307,000    $    480,800    $    657,000   $    944,700
                                   ============    ============    ============   ============

BASIC AND DILUTED EARNINGS
 PER SHARE -                               $.06            $.09            $.13           $.18
                                   ============    ============    ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                               5,085,404       5,216,942       5,151,420      5,207,996
                                   ============    ============    ============   ============
  Diluted                             5,144,929       5,336,927       5,241,520      5,324,119
                                   ============    ============    ============   ============

DIVIDENDS DECLARED PER
 COMMON SHARE                      $         --    $         --            $.02           $.01
                                   ============    ============    ============   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                       Common Stock
                 (par value $.20 per share)                                     Treasury Stock
                                                                            -----------------------
                           Number of              Capital in                 Number
                            Shares                Excess of     Retained       of                    Shareholders'
                            Issued      Amount    Par Value     Earnings     Shares       Amount         Equity
                           ---------  ----------  ----------  ------------  ---------  ------------  --------------
BALANCE, MAR. 1, 1998      5,424,240  $1,084,800  $4,403,600   $5,070,800    192,102   $ ( 493,000)    $10,066,200

Purchases of treasury
 stock                           ---         ---         ---          ---    182,300     ( 800,400)      ( 800,400)

Sales of treasury stock          ---         ---         ---          ---   ( 12,548)        46,000          46,000

Exercise of options at
 $1.50/share                   5,000       1,000       6,500          ---        ---           ---           7,500

Dividends paid                   ---         ---         ---    ( 101,900)       ---           ---       ( 101,900)

Net earnings                     ---         ---         ---      657,000        ---           ---         657,000
                           ---------  ----------  ----------  -----------   --------   -----------     -----------

BALANCE, AUG. 31, 1998     5,429,240  $1,085,800  $4,410,100   $5,625,900    361,854   $(1,247,400)    $ 9,874,400
                           =========  ==========  ==========  ===========   ========   ===========     ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       Three Months Ended August 31      Six Months Ended August 31
                                                     --------------------------------  ------------------------------
                                                          1998             1997             1998            1997
                                                     ---------------  ---------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                          $    307,000     $    480,800    $    657,000    $    944,700
 Adjustments to reconcile net
  earnings to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                               77,500           74,000         154,200         147,300
 Deferred income taxes                                       23,900           12,700          40,200          16,900
 Provision for doubtful accounts
  and sales returns                                         394,600          216,400         711,200         439,000
 Recovery of obsolete inventory reserve                          --     (     92,200)   (     64,000)   (     92,200)
 Stock issued for awards                                         --               --              --           2,400
 Changes in assets and liabilities:
  Accounts and income taxes receivable                 (    715,900)    (    964,600)   (  1,171,600)    ( 1,285,900)
  Inventories                                               201,400           88,300         372,200     (    36,400)
  Prepaid expenses and other assets                              --     (      4,500)         25,500             200
  Accounts payable and accrued expenses                (    613,700)    (     68,900)   (  1,070,600)    (   337,200)
  Income taxes payable                                 (    136,200)    (    109,200)             --              --
                                                       ------------     ------------    ------------    ------------

   Total adjustments                                   (    768,400)    (    848,000)   (  1,002,900)    ( 1,145,900)
                                                       ------------     ------------    ------------    ------------
   Net cash used in operating activities               (    461,400)    (    367,200)   (    345,900)    (   201,200)
                                                       ------------     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                   (      5,900)    (      5,000)   (     22,900)    (    24,400)
                                                       ------------     ------------    ------------    ------------
  Net cash used in investing activities                (      5,900)    (      5,000)   (     22,900)    (    24,400)
                                                       ------------     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement              2,228,000        3,423,500       4,706,000       4,588,500
 Payments under revolving credit agreement             (  1,635,000)    (  2,768,500)    ( 3,621,000)    ( 4,193,500)
 Cash received from exercise of stock options                    --               --           7,500              --
 Cash received from sale of treasury stock                   39,700           26,900          46,000         145,100
 Cash paid to acquire treasury stock                   (    102,300)    (      9,000)   (    800,400)    (    64,400)
 Dividends paid                                        (    101,900)    (     52,200)   (    101,900)    (    52,200)
                                                       ------------     ------------    ------------    ------------
  Net cash provided by financing activities                 428,500          620,700         236,200         423,500
                                                       ------------     ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                           (     38,800)         248,500    (    132,600)        197,900
Cash and Cash Equivalents, Beginning of Period               77,800           31,500         171,600          82,100
                                                       ------------     ------------    ------------    ------------
Cash and Cash Equivalents, End of Period               $     39,000     $    280,000    $     39,000    $    280,000
                                                       ============     ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                $     30,300     $     51,300    $     51,500    $     97,800
                                                       ============     ============    ============    ============
 Cash paid for income taxes                            $    377,500     $    495,000    $    402,500    $    540,000
                                                       ============     ============    ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months
------
ended August 31, 1998 and 1997, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and six months ended August 31, 1998 and 1997, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1998, which are incorporated herein by reference, and with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 8 of this report.

Reclassifications were made to 1997 balances to conform with 1998 presentation.

Note 2 - Deferred income taxes reflect the net tax effects of temporary
------
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of August 31, 1998 and February 28, 1998 are as follows:

                                          August 31, 1998   February 28, 1998
                                          ----------------  ------------------
     Current:
      Deferred tax assets:
       Allowance for doubtful accounts          $  44,700           $  55,300
       Inventories                                 41,400              59,500
       Expenses deducted on the cash
         basis for income tax purposes             11,700              23,400
       Change in accounting method                 15,300              15,100
                                                ---------           ---------

      Net deferred tax asset                    $ 113,100           $ 153,300
                                                =========           =========

     Noncurrent:
      Deferred tax asset -
       Change in accounting method              $  15,100           $  15,100

      Deferred tax liability -
       Property and equipment                    (110,100)           (110,100)
                                                ---------           ---------
      Net deferred tax liability                $( 95,000)          $( 95,000)
                                                =========           =========

Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

                                       Three Months Ended August 31,          Six Months Ended August 31,
                                    ---------------------------------   ----------------------------------
                                           1998            1997              1998               1997
                                    -----------------  ---------------  ----------------  ----------------
Income tax expense:
      Current:
       Federal                          $136,300      $   293,900           $  315,000       $   528,200
       State                              31,000           55,200               64,600            99,200
                                        --------      -----------           ----------       -----------
                                         167,300          349,100              379,600           627,400

      Deferred:
       Federal                            20,200           10,700               34,000            14,300
       State                               3,700            2,000                6,200             2,600
                                        --------      -----------           ----------        ----------
                                          23,900           12,700               40,200            16,900
                                        --------      -----------           ----------        ----------
                                        $191,200      $   361,800           $  419,800        $  644,300
                                        ========      ===========           ==========        ==========

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


Note 3 - Effective June 30, 1997, the Company signed a First Amendment to the
------
Restated Credit and Security Agreement with State Bank, which provided a $3,500,000 line of credit. The line of credit was evidenced by a promissory note payable June 30, 1998. Effective June 30, 1998, the Company signed a Second Amendment to the Restated Credit and Security Agreement with State Bank, extending the due date of the note to June 30, 1999. The note bears interest at the Wall Street Journal prime floating rate and is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At August 31, 1998 the Company had available $1,539,000 under this credit agreement.


Note 4 - Inventories consist of the following:
------


                                                  August 31, 1998   February 28, 1998
                                                  ---------------   -----------------
          Book Inventory                             $10,180,200      $10,552,400
          Reserve for Obsolescence                   (    86,200)     (   150,200)
                                                     -----------      -----------
                                                      $10,094,000     $10,402,200
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

                                            Three Months Ended August 31,        Six Months Ended August 31,
                                           -------------------------------      -----------------------------
                                              1998                  1997           1998              1997
                                           ----------           ----------      -----------        ----------
 Net Earnings                              $  307,000           $  480,800      $   657,000        $  944,700
                                           ==========           ==========      ===========        ==========

 Basic EPS:
    Weighted Average Shares Outstanding     5,085,404            5,216,942       5,151,420          5,207,996
                                           ==========           ==========      ==========         ==========
    Basic EPS                              $      .06           $      .09      $      .13         $      .18
                                           ==========           ==========      ==========         ==========

 Diluted EPS:
    Weighted Average Shares Outstanding     5,085,404           5,216,942       5,151,420           5,207,996
    Assumed Exercise of Options                59,525             119,985          90,100             116,123
                                           ----------          ----------      ----------          ----------
 Shares Applicable to Diluted Earnings      5,144,929           5,336,927       5,241,520           5,324,119
                                           ==========          ==========      ==========          ==========
 Diluted EPS                               $      .06          $      .09      $      .13          $      .18
                                           ==========          ==========      ==========          ==========


EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital at
August 31, 1998 was $9,505,100, down slightly from year-end February 28, 1998 working capital of $9,565,600. Accounts receivable increased 16.0% over year-ended February 28, 1998 due to special credit terms given during the second quarter. Inventory at August 31, 1998 declined 3.5% over year-end February 28, 1998. The inventory level will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continues to monitor inventory levels to assure adequate supplies to meet sales requirements. The note payable to the bank increased 123.9% over fiscal year-end February 28, 1998. The Company attributes this to the purchases of 182,300 shares of treasury stock and payments to the Company's principal supplier. Accounts payable declined 44.3% over year-end February 28, 1998, the result of smaller purchases during the current period and payments made for inventory received in prior periods.

Pre-tax margins were 12.6% and 13.3% for the three months and six months ended August 31, 1998 respectively compared with 16.0% and 16.0% for the same periods a year ago. The Company attributes this decline to the unanticipated lingering aftereffects of the changes made to the Home Business Division's Marketing Plan in October 1996. New compensation programs have been created to encourage sales and recruiting at all levels of the organization.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $3,652,700 for the six months ended August 31, 1998, a decrease of 27.3% when compared with net sales of $5,026,800 for the six months ended August 31, 1997. Net sales for the three months ended August 31, 1998 were $1,661,800 compared with $2,505,900 for the three months ended August 31, 1997, a decrease of 33.7%. Management believes this decline in sales is primarily attributable to the reduction in the compensation program which was made in October 1996 and was not well received by the field sales force. The compensation program was enhanced in June 1997 and a further enhancement was made in May 1998. The Company now believes it has in place an excellent compensation program for its field sales force. New and exciting incentive programs, travel contests and regional training seminars are being offered during FY 1999 to stimulate sales growth and recruiting. The Division's second National Seminar was held in July 1998, providing training and developmental assistance to help the field sales force build their businesses.

Net sales from the Publishing Division were $4,458,400 for the six months ended August 31, 1998, compared with $4,900,200 for the same six month period a year ago, a decrease of 9.0%. Net sales for the three months ended August 31, 1998 were $2,288,600 versus $2,760,700 for the three months ended August 31, 1997, a decrease of 17.1%. The Company attributes this decline to increased competition in the juvenile paperback market. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. The Division also attends several national trade shows each year in order to present the Company's products to a wide variety of consumers. The Division offered special payment terms during the second quarter to stimulate sales. Management believes the Company has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


Operating Expenses - The Company's cost of sales for the six months ended August 31, 1998 was $3,373,000 compared with $4,110,900 for the six months ended August 31, 1997, a decline of 18.0%. Cost of sales expressed as a percentage of gross sales was 25.7% for the six months ended August 31, 1998 versus 26.1% for the same period a year ago. Cost of sales was $1,696,500 and $2,245,000 for the three months ended August 31, 1998 and 1997 respectively, a decrease of 24.4%. Expressed as a percentage of gross sales, cost of sales was 25.6% for the three months ended August 31, 1998 and 26.0% for the three months ended August 31, 1997. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 12.1% to $1,480,100 for the six months ended August 31, 1998 versus $1,683,000 for the six months ended August 31,
1997.   As a percentage of gross sales, operating and selling expenses were
11.3% for the current six months and 10.7% for the same six month period a year ago. For the three months ended August 31, 1998, operating and selling expenses were $677,400 compared with $840,000 for the three months ended August 31, 1997, a decrease of 19.4%. Operating and selling expenses for the second quarter ended August 31, 1998 expressed as a percentage of gross sales were 10.2%
compared with 9.7% for the second quarter a year ago.   A reduction in credit
card fees and a decrease in sales incentives, both the result of decreased sales in the Home Business Division, contributed to the decrease in operating and selling expenses.

Sales commissions for the six months ended August 31, 1998 were $1,363,300 compared with $1,755,800 for the same six months a year ago, a decrease of 22.4%. As a percentage of gross sales, sales commissions were 10.4% for the six months ended August 31, 1998 and 11.2% for the six months ended August 31, 1997. Sales commissions for the three months ended August 31, 1998 decreased 32.4% to $629,200 versus $930,600 for the three months ended August 31, 1997. Sales commissions as a percentage of gross sales were 9.5% and 10.8% for the three months ended August 31, 1998 and 1997 respectively. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs. Lower sales in the Home Business Division and the Publishing Division contributed to the decrease in commission expense.

General and administrative expenses increased 7.3% to $794,200 for the six months ended August 31, 1998 versus $740,500 for the six months ended August 31, 1997. General and administrative expenses as a percentage of gross sales were 6.1% for the six months ended August 31, 1998 and 4.7% for the six months ended August 31, 1997. General and administrative expenses for the second quarter ended August 31, 1998 increased to $429,600 versus $379,400 for the second quarter a year ago, an increase of 13.2%. As a percentage of gross sales, general and administrative expenses were 6.5% and 4.4% for the three months ended August 31, 1998 and 1997 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Increased salaries and benefits, primarily to existing employees, contributed to the increase in general and administrative expenses.

Interest expense declined 41.3% to $60,800 for the six months ended August 31, 1998 when compared with $103,500 for the six months ended August 31, 1997. Interest expense for the three months ended August 31, 1998 was $36,900 compared with $53,700 for the same three month period a year ago, a decrease of 31.3%. The average borrowing under the bank loan declined $896,000 for the six months ended August 31, 1998 and $582,000 for the three months ended August 31, 1998 compared to the same periods in the prior year. This decrease in the average amount borrowed resulted in lower interest costs for both the three months and six months ended August 31, 1998. This reduction in average bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

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

The Company has evaluated its software applications, systems software, information technology ("IT) system and its non-IT systems. Management has determined that all the Company's systems are Year 2000 compliant and that internal Company operations will not be affected by the Year 2000 issue.

The Company relies on third-party suppliers for products and services, including telecommunications and shipping. The Company will be adversely impacted if these suppliers of products and services do not make necessary changes to their own systems in a timely and successful manner. There could be circumstances in which the Company would be unable to receive customer orders, ship product, invoice customers or collect payments.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------


The Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issue. However, there can be no guarantee that the systems of these other third-party companies will be timely converted.

The Company is unable to determine the financial impact, if any, to the Company should some or all of its third-party suppliers be unable to become Year 2000 compliant in a timely manner. The Company relies highly on the telecommunications industry and the transportation (shipping) industry. It is highly unlikely that all the major service providers in these two industries would fail to become Year 2000 compliant in a timely manner. However, should this worst case scenario occur, the Company would be unable to receive orders or ship product.

The Company has not yet established a contingency plan, but intends to formulate one to address the adverse effects should its major third-party suppliers incur Year 2000 problems. The Company intends to have this contingency plan formulated by July 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         The Company does not have any material market risk.

PART II  OTHER INFORMATION
--------------------------

         None

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------





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



Date:   October 14, 1998
     -----------------------