Form 10-Q
period 1998-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 1999-01-11
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1998.

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

     As of November 30, 1998 there were 4,916,496 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
---------------------------------------------------

ITEM 1

BALANCE SHEETS
                                             November 30, 1998    February 28, 1998
                                                (unaudited)       -----------------
                                             -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $    326,000       $   171,600
 Accounts receivable  (less
  allowances for doubtful accounts
  and returns: 11/30/98 - $177,800
  2/28/98 - $242,700)                                2,520,800         2,128,000
 Inventories  Net                                    9,479,000        10,402,200
 Prepaid expenses and other assets                      65,600            95,700
 Income taxes receivable                                    --            51,100
 Deferred income taxes                                 144,300           153,300
                                                  ------------       -----------
   Total current assets                             12,535,700        13,001,900

 PROPERTY AND EQUIPMENT -
  (less accumulated
  depreciation:  11/30/98 - $956,000
  2/28/98 - $725,300)                                  390,200           595,600
                                                  ------------       -----------

                                                  $ 12,925,900       $13,597,500
                                                  ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                             $    512,000       $   876,000
 Accounts payable                                    1,526,600         2,096,800
 Accrued salaries and commissions                      311,200           259,700
 Income taxes                                          253,600                --
 Other current liabilities                             186,300           203,800
                                                  ------------       -----------
   Total current liabilities                         2,789,700         3,436,300

DEFERRED INCOME TAXES                                   95,000            95,000

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  and 5,424,240 shares; Outstanding
  4,916,496 and 5,232,138 shares)                    1,085,800         1,084,800
 Capital in excess of par value                      4,410,100         4,403,600
 Retained earnings                                   6,163,500         5,070,800
                                                  ------------       -----------
                                                    11,659,400        10,559,200
Less treasury shares, at cost                     (  1,618,200)      (   493,000)
                                                  ------------       -----------
                                                    10,041,200        10,066,200
                                                  ------------       -----------

                                                  $ 12,925,900       $13,597,500
                                                  ============       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)


                                 Three Months Ended November 30    Nine Months Ended November 30,
                                --------------------------------  --------------------------------
                                     1998             1997             1998             1997
                                ---------------  ---------------  ---------------  ---------------
GROSS SALES                       $  7,992,900     $  8,165,500     $ 21,106,600     $ 23,896,600
 Less discounts & allowances      (  2,539,200)    (  2,606,400)    (  7,541,800)    (  8,410,500)
                                  ------------     ------------     ------------     ------------
  Net sales                          5,453,700        5,559,100       13,564,800       15,486,100
COST OF SALES                        2,062,700        2,163,400        5,435,700        6,274,300
                                  ------------     ------------     ------------     ------------
  Gross margin                       3,391,000        3,395,700        8,129,100        9,211,800
OPERATING EXPENSES:
 Operating & selling                   832,500          838,900        2,312,600        2,521,900
 Sales commissions                   1,330,400        1,257,100        2,693,700        3,012,900
 General & administrative              403,200          381,600        1,197,400        1,122,100
 Interest                               33,100           42,900           93,900          146,400
                                  ------------     ------------     ------------     ------------
                                       791,800          875,200        1,831,500        2,408,500
OTHER INCOME                            57,700           30,400           94,800           86,100
                                  ------------     ------------     ------------     ------------

EARNINGS BEFORE INCOME TAXES           849,500          905,600        1,926,300        2,494,600

INCOME TAXES                           311,900          344,600          731,700          988,900
                                  ------------     ------------     ------------     ------------

NET EARNINGS                      $    537,600     $    561,000     $  1,194,600     $  1,505,700
                                  ============     ============     ============     ============

BASIC AND DILUTED EARNINGS
 PER SHARE:
  Basic                                   $.11             $.11     $        .24     $        .29
                                  ============     ============     ============     ============
  Diluted                                 $.11             $.11     $        .23     $        .28
                                  ============     ============     ============     ============

AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                              4,949,334        5,223,942        5,084,058        5,213,311
                                  ============     ============     ============     ============
  Diluted                            4,981,987        5,363,886        5,155,009        5,337,375
                                  ============     ============     ============     ============

DIVIDENDS DECLARED PER
 COMMON SHARE                     $         --     $         --     $        .02     $        .01
                                  ============     ============     ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                         Common Stock
                   (par value $.20 per share)                                 Treasury Stock
                   ------------------------                                   --------------
                           Number of              Capital in                 Number
                            Shares                Excess of     Retained       of                     Shareholders'
                            Issued      Amount    Par Value     Earnings     Shares       Amount          Equity
                           ---------  ----------  ----------  ------------  ---------  -------------  --------------
BALANCE, MAR. 1, 1998      5,424,240  $1,084,800  $4,403,600   $5,070,800    192,102   $  ( 493,000)   $ 10,066,200

Purchases of treasury
 stock                           ---         ---         ---          ---    333,190    ( 1,171,200)    ( 1,171,200)

Sales of treasury stock          ---         ---         ---          ---   ( 12,548)        46,000          46,000

Exercise of options at
 $1.50/share                   5,000       1,000       6,500          ---        ---            ---           7,500

Dividends paid                   ---         ---         ---    ( 101,900)       ---            ---       ( 101,900)

Net earnings                     ---         ---         ---    1,194,600        ---            ---       1,194,600
                           ---------  ----------  ----------  -----------   --------   ------------    ------------

BALANCE, NOV. 30, 1998     5,429,240  $1,085,800  $4,410,100   $6,163,500    512,744   $ (1,618,200)   $ 10,041,200
                           =========  ==========  ==========  ===========   ========   ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended November 30
                                                     -------------------------------
                                                          1998             1997
                                                     ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $  1,764,200    $    888,100
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                   (     26,200)   (     30,700)
                                                       ------------    ------------

  Net cash used in investing activities                (     26,200)   (     30,700)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement              5,989,000       6,404,400
 Payments under revolving credit agreement             (  6,353,000)   (  7,143,400)
 Cash received from exercise of stock options                 7,500              --
 Cash received from sale of treasury stock                   46,000         187,100
 Cash paid to acquire treasury stock                   (  1,171,200)   (     64,400)
 Dividends paid                                        (    101,900)   (     52,200)
                                                       ------------    ------------

  Net cash used in financing activities                (  1,583,600)   (    668,500)
                                                       ------------    ------------

Net Increase in Cash and Cash Equivalents                   154,400         188,900
Cash and Cash Equivalents, Beginning of Period              171,600          82,100
                                                       ------------    ------------
Cash and Cash Equivalents, End of Period               $    326,000    $    271,000
                                                       ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                $     92,900    $    147,800
                                                       ============    ============
 Cash paid for income taxes                            $    562,500    $    750,000
                                                       ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months
------
ended November 30, 1998 and 1997, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and nine months ended November 30, 1998 and 1997, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1998.

Reclassifications were made to 1997 balances to conform with 1998 presentation.

Note 2 - Effective June 30, 1997, the Company signed a First Amendment to the
------
Restated Credit and Security Agreement with State Bank, which provided a $3,500,000 line of credit. The line of credit was evidenced by a promissory note payable June 30, 1998. Effective June 30, 1998, the Company signed a Second Amendment to the Restated Credit and Security Agreement with State Bank, extending the due date of the note to June 30, 1999. The note bears interest at the Wall Street Journal prime floating rate and is collateralized by substantially all of the assets of the Company. The Company utilizes this line of credit primarily to fund routine operations. At November 30, 1998 the Company had available $2,988,000 under this credit agreement.

Note 3 - Inventories consist of the following:
------

                                      November 30, 1998   February 28, 1998
                                      ------------------  ------------------

          Book Inventory                     $9,577,200         $10,552,400
          Reserve for Obsolescence          (    98,200)       (    150,200)
                                             ----------         -----------
                                             $9,479,000         $10,402,200
                                             ==========         ===========

Note 4 - Basic earnings per share is computed by dividing net earnings by the
------
weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares outstanding increased, when appropriate, for the number of common shares issuable upon exercise of stock options, computed using the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                                   Three Months Ended November 30,    Nine Months Ended November 30,
                                                  --------------------------------    ------------------------------
                                                        1998             1997              1998              1997
                                                     ----------       ----------        ----------      -----------
 Net Earnings                                        $  537,600       $  561,000        $1,194,600       $1,505,700
                                                     ==========       ==========        ==========       ==========

 Basic EPS:
    Weighted Average Shares Outstanding               4,949,334        5,223,942         5,084,058        5,213,311
                                                     ==========       ==========        ==========       ==========
    Basic EPS                                        $      .11       $      .11        $      .24       $      .29
                                                     ==========       ==========        ==========       ==========

 Diluted EPS:
    Weighted Average Shares Outstanding               4,949,334        5,223,942         5,084,058        5,213,311
    Assumed Exercise of Stock Options                    32,653          139,944            70,951          124,064
                                                     ----------       ----------        ----------       ----------
 Shares Applicable to Diluted Earnings                4,981,987        5,363,886         5,155,009        5,337,375
                                                     ==========       ==========        ==========       ==========
 Diluted EPS                                         $      .11       $      .11        $      .23       $      .28
                                                     ==========       ==========        ==========       ==========


Since March 1, 1998 the Company has purchased 333,140 shares of the Company's common stock at a total cost of $1,171,200. The Board of Directors has authorized purchasing up to 1,000,000 shares as market conditions warrant.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital at
November 30, 1998 was $9,746,000, a slight increase over year-end working capital of $9,565,600. Accounts receivable increased 13.8% over year-end February 28, 1998 due to special credit terms given during the second quarter. Inventory at November 30, 1998 declined 9.2% over year-end February 28, 1998 levels. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. The note payable to the bank declined 41.6% from the balance February 28, 1998. The Company attributes this to increased cash flow provided by operating activities. Accounts payable declined 27.2% over year-end February 28, 1998, the result of smaller purchases during the current period and payments made for inventory received in prior periods. Since March 1, 1998 the Company has purchased 333,140 shares of the Company's common stock at a total cost of $1,171,200. The Board of Directors has authorized purchasing up to 1,000,000 shares as market conditions warrant.

Pre-tax margins were 15.6% and 14.2% for the three months and nine months ended November 30, 1998 respectively compared with 16.3% and 16.1% for the same periods a year ago. The Company attributes this decline to the unanticipated lingering aftereffects of the changes made to the Home Business Division's Marketing Plan in October 1996. New compensation programs have been created to encourage sales and recruiting at all levels of the organization.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $7,164,800 for the
--------
nine months ended November 30, 1998, a decrease of 15.9% when compared with net sales of $8,521,000 for the nine months ended November 30, 1997. Net sales for the three months ended November 30, 1998 and 1997 were $3,512,100 and $3,494,200 respectively, a slight increase. Management attributes this small increase in net sales during the third quarter to a special sales promotion the Company offered during October 1998. Management believes the overall decline in net sales for the nine months is primarily the result of a reduction to the compensation program which was made in October 1996 and was not well received by the field sales force. The compensation program was enhanced in June 1997 and a further enhancement was made in May 1998. The Company now believes it has in place an excellent compensation program for its field sales force. New and exciting incentive programs, travel contests and regional training seminars are being offered during FY 1999 to stimulate sales growth and recruiting. The Division's third National Seminar is scheduled for June 1999 and will provide training and developmental assistance to help the field sales force build their businesses.

Net sales from the Publishing Division were $6,400,000 and $6,965,100 for the nine months ended November 30, 1998 and 1997 respectively, a decrease of 8.1%. Net sales for the three months ended November 30, 1998 were $1,941,600 compared with $2,064,900 for the same three month period last year, a decline of 6.0%. The Company attributes this decline to increased competition in the juvenile paperback market. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. The Division also attends several national trade shows each year in order to present the Company's products to a wide variety of consumers. Management believes the Company has a superior product line and is optimistic that the Publishing Division can maintain its market share in the highly competitive publishing market.

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

Operating Expenses - The Company's cost of sales for the nine months ended
------------------
November 30, 1998 was $5,435,700 compared with $6,274,300 for the nine months ended November 30, 1997, a decline of 13.4%. Cost of sales expressed as a percentage of gross sales was 25.8% and 26.3% for the nine months ended November 30, 1998 and 1997, respectively. Cost of sales for the three months ended November 30, 1998 was $2,062,700, down 4.7% from the cost of sales of $2,163,400 for the same three month period a year ago. Expressed as a percentage of gross sales, cost of sales for the three months ended November 30, 1998 was 25.8% compared with 26.5% for the three months ended November 30, 1997. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 8.3% to $2,312,600 for the nine months ended November 30, 1998 when compared with $2,521,900 for the same nine month period a year ago. As a percentage of gross sales, these expenses were 11.0% for the nine months ended November 30, 1998 and 10.6% for the nine months ended November 30, 1997. Operating and selling expenses for the three months ended November 30, 1998 were $832,500, down 1% from operating and selling expenses of $838,900 for the same quarter last year. Expressed as a percentage of gross sales, these expenses were 10.4%. for the third quarter ended November 30, 1998 and 10.3% for the same quarter a year ago. A reduction in credit card fees and a decrease in sales incentives, both the result of decreased sales in the Home Business Division, contributed to the decrease in operating and selling expenses.

Sales commissions for the nine months ended November 30, 1998 were $2,693,700 compared to $3,012,900 for the nine months ended November 30, 1997, a decline of 10.6%. Sales commissions expressed as a percentage of gross sales were 12.8% and 12.6% for the nine months ended November 30, 1998 and 1997, respectively. For the three months ended November 30, 1998, sales commissions were $1,330,400 and were 16.6% of gross sales. These same expenses for the three months ended November 30, 1997 were $1,257,100 and were 15.4% of gross sales. Sales commissions increased 5.8% in the current three month period when compared with the same three month period last year. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs and rates. The increased sales in the Home Business Division during the third quarter resulted in increased commission expense for this period. Lower sales for the nine months in both the Home Business and the Publishing Division contributed to the decrease in commission expense for the nine months ended November 30. 1998.

General and administrative expenses increased 6.7% to $1,197,400 for the nine months ended November 30, 1998 when compared with $1,122,100 for the nine months ended November 30, 1997. General and administrative expenses expressed as a percentage of gross sales were 5.7% and 4.7% for the nine months ended November 30, 1998 and 1997 respectively. During the third quarter ended November 30, 1998, general and administrative expenses increased 5.7% to $403,200 versus $381,600 for the same quarter last year. These expenses as a percentage of gross sales were 5.0% and 4.7% for the quarters ending November 30, 1998 and 1997 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Increased salaries and benefits, primarily to existing employees, contributed to the increase in general and administrative expenses.

Interest expense declined 35.9% to $93,900 for the nine months ended November 30, 1998 when compared with $146,400 for the nine months ended November 30, 1997. For the third quarter ended November 30, 1998 interest expense was $33,100 versus $42,900 for the same period a year ago, a decrease of 22.8%. The average borrowing under the bank loan declined $733,100 for the nine months ended November 30, 1998 and $390,500 for the three months ended November 30, 1998, compared to the same two periods in the previous year. This decrease in the average amount borrowed resulted in lower interest costs for both the three months and nine months ended November 30, 1998. The interest rate charged the Company on its bank loan was reduced three times during the third quarter of fiscal 1999, a further contributor to the lower interest expense. This reduction in average bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

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

EDUCATIONAL DEVELOPMENT CORPORATION
--------------------------------------------------------------

The Company has evaluated its software applications, systems software, information technology ("IT") system and its non-IT systems. Management has determined that all the Company's systems are Year 2000 compliant and that internal Company operations will not be affected by the Year 2000 issue.

The Company has received assurances from its primary supplier, Usborne Publishing LTD, that Usborne Publishing LTD will be year 2000 compliant before the end of 1999.

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



Date:   January 11, 1999
     -----------------------