Form 10-K
period 1999-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 1999-05-19
CIK 31667

                            Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from _____ to _____.

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

                            Yes   X      No_________
                               ------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          As of April 14, 1999, 4,608,690 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 3,489,251 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 14, 1999, of these shares traded on the Nasdaq National Market, was approximately $8,723,128.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 29, 1999.

                               TABLE OF CONTENTS

FACTORS AFFECTING FORWARD LOOKING  STATEMENTS.....................................................   3

PART I

Item 1.      Business.............................................................................   3

Item 2.      Properties...........................................................................   6

Item 3.      Legal Proceedings....................................................................   6

Item 4.      Submission of Matters to a Vote of Security Holders..................................   6


PART II


Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................   6

Item 6.      Selected Financial Data..............................................................   7

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations   7

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................  12

Item 8.      Financial Statements and Supplementary Data..........................................  12

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  12


PART III


Item 10.     Directors and Executive Officers of the Registrant...................................  12

Item 11.     Executive Compensation...............................................................  13

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................  13

Item 13.     Certain Relationships and Related Transactions.......................................  13


PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  13

                      EDUCATIONAL DEVELOPMENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                     FOR THE YEAR ENDED FEBRUARY 28, 1999


FACTORS AFFECTING FORWARD LOOKING STATEMENTS
--------------------------------------------

     This annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in "Item 7 - Management Discussion and Analysis" are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company's business that may be beyond its control. Although Educational Development Corporation believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such exceptions will prove to have been correct.


                                    PART 1
                                    ------
Item 1.   BUSINESS
-------   --------

(a)  General Development of Business
     -------------------------------

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

          During Fiscal Year ("FY") 1999 the Company operated two divisions:
Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs and direct sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

          Significant Events During Fiscal Year 1999
          ------------------------------------------

          There were no significant events during fiscal year 1999.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

          See part II, Item 8 - Financial Statements and Supplementary Data

(c)  Narrative Description of Business
     ---------------------------------

(i)  General

          The principal product of both the Home Business Division and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States distributor of these books. The Company currently offers approximately 1,000 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Presently 59 different Kid Kits are available.

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

(ii) Industry Segments

     (a)  Home Business Division

          The Home Business Division markets the Usborne line of approximately 1,000 titles and 59 Kid Kits through a combination of direct sales, home parties and book fairs sold through a network marketing system. The Division also sells to school and public libraries.

     (b)  Publishing Division

          The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

(iii) Research and Development

          The Company did not incur any research and development expenses during the last three fiscal years.

(iv) Marketing

     (a)  Home Business Division

          The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties and book fairs. The division had approximately 3,400 consultants in 50 states at February 28, 1999.

     (b)  Publishing Division

          The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This Division markets to approximately 12,000 book, toy and specialty stores. Significant orders have been received from major book chains. During fiscal year 1999 the division continued to make further inroads into mass merchandising outlets such as drug, department and discount stores.

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

(viii)Trademarks, Copyrights and Patents

      ( none )

(ix)  Employees

          As of May 1, 1999, the Company had 69 full-time employees and 2 part-time employees. The Company believes its relations with its employees to be good.

Item 2.   PROPERTIES
-------   ----------

          The Company moved its operations and executive offices on March 1, 1986, to 10302 E. 55th PL, Tulsa, Oklahoma. The Company leases approximately 80,400 square feet of office and warehouse space under a five year renewable lease which expired February 28, 1999. The Company is presently negotiating a renewal of this lease and continues to lease the facilities on a month-to-month basis.

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


                                    PART II
                                    -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 1999 and 1998, as reported by the National Association of Securities Dealers, Inc., were as follows:

                             1999                     1998
                         ------------             ------------
Period                   High     Low             High     Low
------                   ----     ---             ----     ---
1st Qtr...               5-5/8    4-3/8           6-3/8    4-3/4
2nd Qtr...               4-3/8    2-5/8           7        5-3/8
3rd Qtr...               2-7/8    2-3/16          8-1/4    5-9/16
4th Qtr...               3        2-3/16          6        4-1/32

The number of shareholders of record of EDC's common stock at April 14, 1999 was 1186.

The Company paid a $0.02 per share annual dividend during fiscal year 1999 and paid a $0.01 per share annual dividend during fiscal year 1998. The Company will pay a $0.02 per share annual dividend during fiscal year 2000.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                  YEARS ENDED FEBRUARY 28 (29)
                                 ---------------------------------------------------------------
                                    1999         1998         1997         1996         1995
                                 -----------  -----------  -----------  -----------  -----------
Net Sales                        $16,671,385  $19,343,362  $21,239,507  $19,253,467  $12,353,257
                                 -----------  -----------  -----------  -----------  -----------

Earnings From Continuing
 Operations (1)                  $ 1,297,493  $ 1,704,568  $ 1,630,088  $ 1,805,335  $ 1,163,647
                                 -----------  -----------  -----------  -----------  -----------

Net Earnings                     $ 1,297,493  $ 1,704,568  $ 1,630,088  $ 1,478,714  $ 1,171,786
                                 -----------  -----------  -----------  -----------  -----------

Earnings From Continuing
 Operations Per Common Share
  Basic                          $       .26  $       .33  $       .31  $       .40  $       .26
                                 -----------  -----------  -----------  -----------  -----------
  Diluted                        $       .26  $       .32  $       .31  $       .34  $       .22
                                 -----------  -----------  -----------  -----------  -----------

Net Earnings Per Common Share
  Basic                          $       .26  $       .33  $       .31  $       .33  $       .26
                                 -----------  -----------  -----------  -----------  -----------
  Diluted                        $       .26  $       .32  $       .31  $       .28  $       .22
                                 -----------  -----------  -----------  -----------  -----------

Total Assets                     $12,339,594  $13,597,500  $13,365,369  $16,422,068  $ 9,665,378
                                 -----------  -----------  -----------  -----------  -----------

Long Term Obligations                     --           --           --           --  $ 1,000,000
                                 -----------  -----------  -----------  -----------  -----------

Cash Dividends Declared
 Per Common Share                $       .02  $       .01           --           --           --
                                 -----------  -----------  -----------  -----------  -----------

(1) Effective February 29, 1996 the Company discontinued its School Division. The Operating results of the School Division were reported as discontinued operations in 1996 and 1995.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         (a)  Results of Operations
              ---------------------

FY 1999
-------

     The Home Business Division's sales decreased 17.3% during FY 1999 when compared with FY 1998. The Company believes this decrease was primarily the result of a reduction in the compensation structure, which was effective October 1, 1996, and was not well received by the field sales force. The compensation structure was enhanced in June 1997 and the downturn in sales was slowed. In May 1998 the Company made additional enhancements to the compensation structure. The new program creates an additional level of compensation and is designed to encourage participation at all levels of the organization. The Company believes it now has in place for its field sales force an excellent compensation program which is competitive with industry leaders. New and exciting incentive programs are being planned for FY 2000 as well as several travel contests and regional training seminars throughout the country. The Home Business Division's third National Seminar will be held in June 1999. Management is hopeful that the 2 year decline in net sales has been halted.

     The Publishing Division's net sales decreased 9.4% in FY 1999 when compared with FY 1998. This decline in net sales can be attributed to changing market conditions. National chains increasingly dominate the bookstore market, which in turn has resulted in fewer independent bookstores. The closings of these independent bookstores, an important market for the Company, have led to lower sales. The Company has restructured sales and marketing coverage on the national chains in order to increase market share. Independent toy retailers have also experienced increased competition from national discount chains, resulting in lower sales in this market segment. An increase in the number of front list titles will increase sales opportunities in FY 2000. The gift market has considerable potential for the Company and the Company has increased its gift trade show schedule by 50% to take advantage of this opportunity. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. During FY 1999 the telesales force opened up 637 new accounts compared with 525 during FY 1998. The Company offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 220 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Kid Kits. There were 3,098 of these attractive racks in retail stores throughout the country at the end of FY 1999 compared with 3,000 in FY 1998. The Company attends several major national trade shows throughout the year to further enhance product visibility. For these reasons management is optimistic that the Publishing Division can maintain its market share.

     Cost of sales decreased 13.5% for FY 1999 compared with FY 1998. Cost of sales as a percentage of gross sales was 26.0% for FY 1999 versus 26.1% for FY 1998. Cost of sales as a percentage of gross sales fluctuates depending upon the mix of products sold during a given year. Management believes its percentage of cost of sales during FY 2000 will remain consistent with FY 1999.

     Operating and selling expenses decreased 8.0% during FY 1999 when compared with FY 1998. As a percent of gross sales, these costs were 12.0% for FY 1999 and 11.4% for FY 1998. Contributing to the decrease in operating and selling expenses were lower credit card fees and reduced sales incentives in the Home Business Division, both the direct result of decreased sales in the Home Business Division. In addition, payroll and benefit costs related to selling and operating expenses declined due to a decrease in headcount. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales for FY 2000.

     Sales commissions decreased 12.9% for FY 1999 compared with FY 1998. As a percentage of gross sales, these costs were 12.8% in FY 1999 compared to 12.8% for FY 1998. Sales commissions as a percentage of gross sales is determined by the product mix sold, as the commission rates vary with the product being sold and the division which makes the sale. The Home Business Division has a higher commission percentage and the lower sales in this division contributed to the decrease in FY 1999 sales commissions. The revised marketing plan which went into effect in June 1997 for the Home Business Division partially offset the decrease in sales commissions. Effective May 1, 1998 Management added a recruiting bonus program in the Home Business Division which resulted in increased commission expense for FY 1999, offset by a decline in total commission expense as a result of decreased sales. Management expects sales commissions will be approximately 13% to 15% of gross sales for FY 2000.

     General and administrative expenses increased 4.9% during FY 1999 when compared with FY 1998. As a percentage of gross sales, these expenses were 6.3% and 5.2% for FY 1999 and FY 1998 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. Contributing to the increase in general and administrative expenses were increased salaries and benefits, primarily to existing employees. Management expects general and administrative expenses for FY 2000 will be approximately 4.5% to 5.5% of gross sales.

     Interest expense declined 38.3% in FY 1999 compared with FY 1998. As a percentage of gross sales, interest expense was 0.4% in FY 1999 versus 0.5% for FY 1998. The decrease in interest expense during FY 1999 was the result of lower borrowing levels due to improved cash flows during the year.

FY 1998
-------

     The Home Business Division's sales decreased 17.0% during FY 1998 when compared with FY 1997. The Company believed this decrease was primarily the result of a reduction in the compensation structure, which was effective October 1, 1996, and was not well received by the field sales force. The compensation structure was enhanced in June 1997 and the downturn in sales was slowed. In May 1998 the Company made additional enhancements to the compensation structure. The new program created an additional level of compensation and was designed to encourage participation at all levels of the organization. Several travel contests were conducted and regional training seminars were held throughout the country. The Home Business Division's second National Seminar was held in July 1998.

     The Publishing Division's sales increased 9.4% in FY 1998 over FY 1997. Sales nationwide in the juvenile paperback market declined over 18%. The Company attributed the increase in sales to an increase in volume and in market penetration. Orders increased in size with larger quantities per order as well as multiple titles per order. The Company's aggressive in-house telephone sales force maintained contact with over 10,000 customers. During FY 1998 the telesales force opened up 525 new accounts compared with 580 during FY 1997.
The Company offered two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 220 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Kid Kits. There were 3,000 of these attractive racks in retail stores throughout the country at the end of FY 1998 compared with 2,750 in FY 1997. The Company attended several major national trade shows throughout the year to further enhance product visibility.

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

     (b)  Financial Position
          ------------------

     Working capital was $9.8 million for fiscal year end 1999 and $9.6 million for fiscal year end 1998. Reduced payables and short-term bank debt contributed to the working capital increase at fiscal year end 1999. The Company pays interest on its bank promissory note monthly from current cash flows. Management expects its financial position to remain strong and to increase working capital during the next fiscal year.

     (c)  Liquidity and Capital Resources
          -------------------------------

     Management believes the Company's liquidity at February 28, 1999, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during fiscal year 2000. Capital expenditures are expected to be less than $750,000 in fiscal year 2000. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements and additions to the warehouse shipping system.

     Effective June 30, 1998 the Company signed a Second Amendment to Restated Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1999. The note bears interest at the Wall Street Journal prime floating rate payable monthly (7.75% at February 28, 1999). The note is collateralized by substantially all of the assets of the Company. At February 28, 1999 the Company had $756,000 in borrowings and a $50,000 letter of credit issued under the revolving credit agreement. Available credit under the revolving credit agreement was $2,694,000 at February 28, 1999.

     The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company is negotiating to renew this facility when it matures June 30, 1999. The Company believes its borrowing capacity under this line to be adequate for the next several years.

     The Company generated cash from operating activities during fiscal year
1999.   Accounts receivable decreased during fiscal year 1999, the result of lower sales in the Publishing Division and the Company's emphasis on collections and the tightening of credit controls. The Company plans to continue to maximize its collection efforts in order to maintain cash flows.

     Inventory levels declined 8.4% from fiscal year end 1998 to fiscal year end 1999, the result of the Company's continued efforts of monitoring inventory levels to ensure that adequate inventory is on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately each year as new titles are added to the product line.

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

     Cash used in investing activities during fiscal year 1999 was primarily for additional computer equipment and additions to the warehouse flow rack shipping system.

     The Company was able to pay down the bank promissory note during fiscal year 1999 due to improved cash flows during the year.

     During the year the Company continued the stock buyback program by purchasing 376,832 share of its common stock at a cost of $1,277,186. The Company paid a divided of $0.02 per share or $101,892.

     (d)  New Accounting Standards
          ------------------------

     Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning March 1, 2000. The Company is currently evaluating SFAS No. 133, but does not expect its adoption will have a material impact on its consolidated financial statements.

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

     The Company has evaluated its software applications, systems software, information technology ("IT") system and its non-IT systems. Management has determined that the various computer programs the Company uses in its operations are Year 2000 compliant. These programs include the following: inventory; accounts receivable; accounts payable; general ledger; shipping; order entry. The Informix database engine which runs these programs is not Year 2000 compliant. The Company has acquired the necessary programs to bring the Informix database engine to Year 2000 compliance and has been installing and testing these programs in its test environment. The Company expects this procedure to be completed by June 1, 1999, at which time these programs will then be installed on the Company's main system. The Company expects to have this completed by October 1, 1999. Y2K costs are estimated to be less than $50,000.

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

           The information required by this Item 8 begins at page F-1, following page 17 hereof.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

           There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 1999.


                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

          (a)  Identification of Directors
               ---------------------------

          The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on June 29, 1999.

          (b)  Identification of Executive Officers
               ------------------------------------

          The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                               Office
Name                                      Office             Held Since     Age
----                                      ------             ----------     ---
Randall W. White                Chairman of the Board,          1986         57
                                President and Treasurer

W. Curtis Fossett               Controller and                  1989         53
                                Corporate Secretary

Michael L. Puhl*                Vice President - Operations     1998         43

          *The prior business experience for those executive officers who have been employed by the Company for less than five years is as follows:

     Michael L. Puhl joined EDC on September 3, 1996. Prior to that he was Controller of the Aftermarket Division of Mark IV Industries. During that time he was in charge of all accounting functions of the combined Purolater/Dayco Aftermarket sales division. Prior to being appointed as controller of the Aftermarket Division, he was Vice President/Finance of Purodenso, a joint venture between Purolater Products and Nippondenso LTD of Japan.

     (c)  Compliance With Section 16 (a) of the Exchange Act
          --------------------------------------------------

          The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Compliance With Section 16
(a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 1999.

Item 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          The information required by this Item 11 is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

          The information required by this Item 12 is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          The information required by this Item 13 is furnished by incorporation by reference to all information under the caption "Transactions with Management and Others" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 1999.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------


          (a) The following documents are filed as part of this report:

          1.   Financial Statements                                             Page
               --------------------                                             ----
          Independent Auditors' Report                                          F-1

          Balance Sheets - February 28, 1999
            and 1998                                                            F-2

          Statements of Earnings - Years ended
            February 28, 1999, 1998 and 1997                                    F-3

          Statements of Shareholders' Equity -
            Years ended February 28, 1999, 1998 and 1997                        F-4

          Statements of Cash Flows -
            Years ended February 28, 1999,
            1998 and 1997                                                       F-5

          Notes to Financial Statements                                         F-6-F-14
          Schedules have been omitted as such information is either not required or is included in the financial statements.

     2..  Exhibits

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

             3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-
                  4957).

             3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996.

             4.1 Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957).

            10.1 Educational Development Corporation Incentive Stock Option Plan of 1981, is incorporated herein by reference to Exhibit 10.9 to Form 10-K for fiscal year ended February 28, 1982 (File No. 0-4957).

            10.2 Agreement by and among the Company, Usborne Publishing Ltd., and Hayes Books, Inc., dated May 17, 1983, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for fiscal year ended February 29, 1984 (File No. 0-
                  4957).

            10.3 Settlement Agreement dated August 7, 1986, by and between the Company and Hayes Publishing Ltd., Cyril Hayes Books, Inc. (formerly named Hayes Books, Inc.), and Cyril Hayes is incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 7, 1986 (File No. 0-4957).

            10.4 Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit
                  10.12 to Form 10-K dated February 28, 1989 (File No. 0-
                  4957).

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

         10.14 Fourth Amendment dated June 30, 1994 to Loan Agreement between the Company and State Bank & Trust, N.A, Tulsa, OK, is incorporated herein by reference to Exhibit 10.14 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

         10.15 Fifth Amendment dated March 13, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.15 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

          10.16 Sixth Amendment dated March 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.16 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

          10.17 Seventh Amendment dated April 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.17 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

          10.18 Amendment dated February 28, 1995 to the Lease Agreement by and between the Company and James D. Dunn, is incorporated herein by reference to Exhibit 10.18 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

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

          10.22 First Amendment dated June 30, 1997 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK. is incorporated herein by reference to Exhibit 10.22 to Form 10-K dated February 28, 1998 (File No. 0-4957).

         *10.23 Second Amendment dated June 30, 1998 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

          *23.  Independent Auditors' Consent

         ---------------
           *Filed Herewith

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

                      EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 19, 1999   By /s/ W. Curtis Fossett
                         ------------------------------------
                         W. Curtis Fossett
                         Principal Financial
                         and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 19, 1999   /s/ Randall W. White
                      ------------------------------------
                      Randall W. White
                      Chairman of the Board
                      President, Treasurer and
                      Director


     May 19, 1999     /s/ Robert D. Berryhill
                      -------------------------------------
                      Robert D. Berryhill, Director


     May 19, 1999     /s/ G. Dean Cosgrove
                      -------------------------------------
                      G. Dean Cosgrove, Director


     May 19, 1999      /s/ James F. Lewis
                      -------------------------------------
                      James F. Lewis, Director


     May 19, 1999      /s/ John M. Lare
                      -------------------------------------
                      John M. Lare, Director


     May 19, 1999  By /s/ W. Curtis Fossett
                      ------------------------------------
                      W. Curtis Fossett
                      Principal Financial
                      and Accounting Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 1999 and 1998, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

April 19, 1999
Tulsa, Oklahoma

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                                              1999                1998

CURRENT ASSETS:
   Cash and cash equivalents                                                   $   210,931         $   171,549
   Accounts receivable, less allowances for doubtful accounts and
      sales returns                                                              1,842,616           2,128,012
   Inventories - Net                                                             9,546,674          10,402,230
   Prepaid expenses and other assets                                               220,032              95,679
   Income taxes receivable                                                          55,077              51,092
   Deferred income taxes                                                           121,800             153,300
                                                                               -----------         -----------
             Total current assets                                               11,997,130          13,001,862

PROPERTY AND EQUIPMENT - Net                                                       342,464             595,638
                                                                               -----------         -----------

                                                                               $12,339,594         $13,597,500
                                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                                        $   756,000         $   876,000
   Accounts payable                                                              1,095,771           2,230,651
   Accrued salaries and commissions                                                242,582             259,760
   Other current liabilities                                                       149,563              69,884
                                                                               -----------         -----------
             Total current liabilities                                           2,243,916           3,436,295

DEFERRED INCOME TAXES                                                               56,300              95,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common stock, $0.20 par value; Authorized 6,000,000 shares;
      Issued 5,429,240 (1999) and 5,424,240 (1998) shares;
      Outstanding 4,873,254 (1999) and 5,232,138 (1998) shares                   1,085,848           1,084,848
   Capital in excess of par value                                                4,410,066           4,403,566
   Retained earnings                                                             6,266,424           5,070,823
                                                                               -----------         -----------
                                                                                11,762,338          10,559,237
   Less treasury stock, at cost                                                 (1,722,960)           (493,032)
                                                                               -----------         -----------
                                                                                10,039,378          10,066,205
                                                                               -----------         -----------

                                                                               $12,339,594         $13,597,500
                                                                               ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                  1999                1998                 1997
GROSS SALES                                   $25,889,212         $ 29,764,345         $ 31,547,007
   Less discounts and allowances               (9,217,827)         (10,420,983)         (10,307,500)
                                              -----------         ------------         ------------
           Net sales                           16,671,385           19,343,362           21,239,507
COST OF SALES                                   6,724,539            7,771,311            8,396,060
                                              -----------         ------------         ------------
           Gross margin                         9,946,846           11,572,051           12,843,447
                                              -----------         ------------         ------------

OPERATING EXPENSES:
   Operating and selling                        3,118,179            3,389,317            3,883,438
   Sales commissions                            3,308,551            3,797,145            4,699,279
   General and administrative                   1,619,635            1,543,348            1,315,012
   Interest                                        96,427              156,149              344,966
                                              -----------         ------------         ------------
                                                8,142,792            8,885,959           10,242,695
                                              -----------         ------------         ------------

OTHER INCOME                                      117,339              127,376               33,436
                                              -----------         ------------         ------------

EARNINGS BEFORE INCOME TAXES                    1,921,393            2,813,468            2,634,188

INCOME TAXES                                      623,900            1,108,900            1,004,100
                                              -----------         ------------         ------------

NET EARNINGS                                  $ 1,297,493         $  1,704,568         $  1,630,088
                                              ===========         ============         ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                                      $      0.26         $       0.33         $       0.31
                                              ===========         ============         ============
   Diluted                                    $      0.26         $       0.32         $       0.31
                                              ===========         ============         ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT SHARES
   OUTSTANDING:
   Basic                                        5,036,574            5,216,076            5,214,264
                                              ===========         ============         ============
   Diluted                                      5,098,167            5,338,188            5,353,938
                                              ===========         ============         ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                             COMMON STOCK
                                       (PAR VALUE $.20 PER SHARE)
                                        ------------------------
                                          NUMBER OF                CAPITAL IN                    TREASURY STOCK
                                                                                            -----------------------
                                           SHARES                   EXCESS OF   RETAINED    NUMBER OF                 SHAREHOLDERS'
                                           ISSUED       AMOUNT      PAR VALUE   EARNINGS     SHARES        AMOUNT        EQUITY
BALANCE, MARCH 1, 1996                    5,398,240   $1,079,648   $4,391,339   $1,788,343    206,742   $  (527,442)  $ 6,731,888

   Exercise of options at $0.25/share        20,000        4,000        1,000            -          -             -         5,000
   Exercise of options at $1.50/share         6,000        1,200        7,800            -          -             -         9,000
   Issuance of treasury stock                     -            -        3,103            -     (3,840)       10,738        13,841
   Purchase of treasury stock                     -            -            -            -     32,975      (242,730)     (242,730)
   Sales of treasury stock                        -            -            -            -    (12,334)      125,958       125,958
   Net earnings                                   -            -            -    1,630,088          -             -     1,630,088
                                          ---------   ----------   ----------   ----------   --------   -----------   -----------

BALANCE, FEBRUARY 28, 1997                5,424,240    1,084,848    4,403,242    3,418,431    223,543      (633,476)    8,273,045

   Issuance of treasury stock                     -            -          324            -       (700)        2,069         2,393
   Purchase of treasury stock                     -            -            -            -     15,900       (85,364)      (85,364)
   Sales of treasury stock                        -            -            -            -    (46,641)      223,739       223,739
   Dividends paid ($0.01/share)                   -            -            -      (52,176)         -             -       (52,176)
   Net earnings                                   -            -            -    1,704,568          -             -     1,704,568
                                          ---------   ----------   ----------   ----------   --------   -----------   -----------

BALANCE, FEBRUARY 28, 1998                5,424,240    1,084,848    4,403,566    5,070,823    192,102      (493,032)   10,066,205

   Exercise of options at $1.50/share         5,000        1,000        6,500            -          -             -         7,500
   Issuance of treasury stock                     -            -            -            -       (400)        1,240         1,240
   Purchase of treasury stock                     -            -            -            -    376,832    (1,277,186)   (1,277,186)
   Sales of treasury stock                        -            -            -            -    (12,548)       46,018        46,018
   Dividends paid ($0.02/share)                   -            -            -     (101,892)         -             -      (101,892)
   Net earnings                                   -            -            -    1,297,493          -             -     1,297,493
                                          ---------   ----------   ----------   ----------   --------   -----------   -----------

BALANCE, FEBRUARY 28, 1999                5,429,240   $1,085,848   $4,410,066   $6,266,424    555,986   $(1,722,960)  $10,039,378
                                          =========   ==========   ==========   ==========   ========   ===========   ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                            $ 1,297,493       $ 1,704,568       $  1,630,088
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                            308,805           296,803            252,113
      Write off of asset                                           535                 -                  -
      Deferred income taxes                                     (7,200)          100,900              9,100
      Provision for doubtful accounts and sales returns      1,277,201           862,900          1,225,000
      Recovery of obsolete inventory reserve                         -          (150,913)                 -
      Stock issued for awards                                    1,240             2,393              4,251
      Changes in assets and liabilities:
         Accounts and income taxes receivable                 (995,790)         (885,224)          (273,973)
         Inventories                                           855,556          (202,860)         1,951,416
         Prepaid expenses and other assets                    (124,353)          (25,378)            44,462
         Accounts payable and accrued expenses              (1,072,379)         (522,029)          (787,856)
                                                           -----------       -----------       ------------
            Total adjustments                                  243,615          (523,408)         2,424,513
                                                           -----------       -----------       ------------

            Net cash provided by operating activities        1,541,108         1,181,160          4,054,601
                                                           -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                         (56,166)          (43,963)          (275,639)
                                                           -----------       -----------       ------------

             Net cash used in investing activities             (56,166)          (43,963)          (275,639)
                                                           -----------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement               7,000,000         8,484,900          7,130,000
   Payments under revolving credit agreement                (7,120,000)       (9,618,900)       (10,940,000)
   Cash received from exercise of stock options                  7,500                 -             14,000
   Cash received from sale of stock                             46,018           223,739            125,958
   Cash paid to acquire treasury stock                      (1,277,186)          (85,364)          (242,730)
   Dividends paid                                             (101,892)          (52,176)                 -
                                                           -----------       -----------       ------------

             Net cash used in financing activities          (1,445,560)       (1,047,801)        (3,912,772)
                                                           -----------       -----------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  39,382            89,396           (133,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   171,549            82,153            215,963
                                                           -----------       -----------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $   210,931       $   171,549       $     82,153
                                                           ===========       ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW
   INFORMATION:
   Cash paid for interest                                  $    98,482       $   164,519       $    368,051
                                                           ===========       ===========       ============
   Cash paid for income taxes                              $   779,000       $   935,000       $    766,769
                                                           ===========       ===========       ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

   ACCOUNTS RECEIVABLE - Accounts receivable at February 28, 1999 and 1998, include approximately $148,000 and $65,000, respectively, due from directors of the Company.

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

   EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

     The following reconciles the diluted earnings per share:

                                                                         Year Ended February 28,
                                                             -------------------------------------------
                                                                 1999            1998            1997
          DILUTED EARNINGS PER SHARE:
            Net earnings applicable to common shareholders   $  1,297,493    $  1,704,568    $  1,630,088
                                                             ============    ============    ============

          SHARES:
            Weighted average shares outstanding - basic         5,036,574       5,216,076       5,214,264
            Assumed exercise of options                            61,593         122,112         139,674
                                                             ------------    ------------    ------------

                                                                5,098,167       5,338,188       5,353,938
                                                             ============    ============    ============

          DILUTED EARNINGS PER SHARE                         $       0.26    $       0.32    $       0.31
                                                             ============    ============    ============

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's note payable to bank is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     LONG-LIVED ASSET IMPAIRMENT - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     NEW ACCOUNTING STANDARDS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning March 1, 2000. The Company is currently evaluating SFAS No. 133, but does not expect its adoption will have a material impact on its consolidated financial statements.

     RECLASSIFICATIONS - Reclassifications were made to certain 1998 balances to conform with the 1999 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                          FEBRUARY 28,
                                                 -----------------------------
                                                       1999            1998
        Book inventory                            $  9,670,406     $ 10,552,417
        Reserve for obsolescence                      (123,732)        (150,187)
                                                  ------------     ------------

                                                  $  9,546,674     $ 10,402,230
                                                  ============     ============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                FEBRUARY 28,
                                                        ---------------------------
                                                            1999            1998

        Computer equipment                              $   802,899      $  777,699
        Warehouse and office equipment                      471,438         441,954
        Furniture, fixtures and other                       101,335         101,335
                                                        -----------      ----------
                                                          1,375,672       1,320,988
        Less accumulated depreciation and amortization   (1,033,208)       (725,350)
                                                        -----------      ----------

                                                        $   342,464      $  595,638
                                                        ===========      ==========


4.   NOTE PAYABLE

     The note payable to bank is under a $3,500,000 revolving credit agreement, with interest payable monthly at prime (7.75% and 8.50% at February 28, 1999 and 1998, respectively), collateralized by substantially all assets of the Company, maturing on June 30, 1999. At February 28, 1999, the Company had $756,000 in borrowings and a $50,000 letter of credit issued under the revolving credit agreement. Available credit under the revolving credit agreement was $2,694,000 at February 28, 1999. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with or has obtained waivers for all restrictive covenants. The Company intends to renew the bank agreement or obtain other financing upon maturity.

     For each of the three years in the period ended February 28, 1999, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                                        YEAR ENDED FEBRUARY 28,
                                               ---------------------------------------
                                                  1999          1998          1997
        Note payable to bank:
           Largest amount borrowed             $ 2,306,000   $ 2,860,000   $ 5,850,000
           Average amount borrowed               1,343,549     1,766,813     4,061,250
           Weighted average interest rate              8.3%          8.5%          8.5%

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 28, 1999 and 1998 are as follows:

                                                                                             FEBRUARY 28,
                                                                                  -------------------------------
                                                                                       1999            1998
             Current:
                Deferred tax assets:
                  Allowance for doubtful accounts                                 $     34,600     $     55,300
                  Inventories                                                           48,300           59,500
                  Expenses deducted on the cash basis for income tax purposes           23,400           23,400
                  Change in accounting method                                           15,500           15,100
                                                                                  ------------     ------------

                Deferred tax asset                                                $    121,800     $    153,300
                                                                                  ============     ============

             Noncurrent:
                Deferred tax asset - Change in accounting method                  $      -         $     15,100
                Deferred tax liability - Property and equipment                        (56,300)        (110,100)
                                                                                  ------------     ------------

                Net deferred tax liability                                        $    (56,300)    $    (95,000)
                                                                                  ============     ============

     Management has determined that no valuation allowance is necessary to reduce the value of deferred tax assets as it is more likely than not that such assets are realizable.

     The components of income tax expense are as follows:

                                                     YEAR ENDED FEBRUARY 28,
                                            -----------------------------------------
                                                 1999           1998           1997
        Current:
          Federal                           $   536,500    $   856,900    $   845,800
          State                                  94,600        151,100        149,200
                                            -----------    -----------    -----------
                                                631,100      1,008,000        995,000

        Deferred:
          Federal                                (6,100)        85,800          7,700
          State                                  (1,100)        15,100          1,400
                                            -----------    -----------    -----------
                                                 (7,200)       100,900          9,100
                                            -----------    -----------    -----------

             Total income tax expense       $   623,900    $ 1,108,900    $ 1,004,100
                                            ===========    ===========    ===========

   The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense:

                                                                     YEAR ENDED FEBRUARY 28,
                                                         ------------------------------------------------
                                                              1999             1998             1997
     Tax expense at federal statutory rate                  $653,000        $  957,000       $  896,000
     State income tax, net of federal tax benefit             66,000           116,000          105,000
     Other                                                   (95,100)           35,900            3,100
                                                            --------        ----------       ----------

                                                            $623,900        $1,108,900       $1,004,100
                                                            ========        ==========       ==========

6. EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan which incorporates the provisions of
   Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $27,291, $27,113 and $31,457 in fiscal years 1999, 1998 and 1997, respectively.

7. COMMITMENTS

   The Company leases its office and warehouse facilities under a noncancelable operating lease which expired in February 1999. Total rent expense related to these leases was $225,960, in both fiscal 1999 and 1998 and $219,000 for fiscal 1997.

   At February 28, 1999, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,548,000.

8. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

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

   Options granted under either of the two Incentive Stock Option Plans, collectively the "Incentive Plan," are exercisable up to ten years from the date of grant. Options outstanding at February 28, 1999 expire in 2003 through 2009.

   A summary of the status of the Company's Incentive Plan as of February 28, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                         1999                           1998                           1997
                               ------------------------       --------------------------    -------------------------
                                               WEIGHTED                         WEIGHTED                     WEIGHTED
                                               AVERAGE                          AVERAGE                      AVERAGE
                                               EXERCISE                         EXERCISE                     EXERCISE
                                  SHARES         PRICE           SHARES           PRICE         SHARES         PRICE
   Outstanding at
   Beginning of Year              328,500        $ 3.06          309,800          $ 3.79        206,000        $ 2.55

   Granted                        171,700          4.34          140,600            4.03        117,400          6.00

   Exercised/canceled             (10,200)        (2.77)        (121,900)          (6.02)       (13,600)        (4.01)
                                  -------        ------         --------          ------        -------        ------
   Outstanding at End of Year     490,000        $ 3.51          328,500          $ 3.06        309,800        $ 3.79
                                  =======        ======         ========          ======        =======        ======

   The following table summarizes information about stock options outstanding at February 28, 1999:

                                      NUMBER
        RANGE OF                    OUTSTANDING                     WEIGHTED
        EXERCISE                  AT FEBRUARY, 28              AVERAGE REMAINING            WEIGHTED AVERAGE
         PRICES                        1999                 CONTRACTUAL LIFE (YEARS)         EXERCISE PRICE
        --------                  ---------------          ------------------------         ----------------
      $1.375-$1.50                    79,000                           4                         $ 1.41
          $2.50                       15,000                           9                         $ 2.50
          $3.13                      106,000                           5                         $ 3.13
          $3.81                       21,500                           9                         $ 3.81
          $4.00                      133,300                           8                         $ 4.00
          $4.63                      135,200                           9                         $ 4.63
                                   ----------                         ---                        ------
                                     490,000                           8                         $ 3.51
                                   ==========                         ===                        ======


   All options outstanding are exercisable at February 28, 1999.


   The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended February 28, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                  1999             1998             1997
     Net earnings - as reported                 $1,297,493       $1,704,568       $1,630,088
                                                ==========       ==========       ==========
     Net earnings - pro forma                   $1,104,347       $1,636,618       $1,375,088
                                                ==========       ==========       ==========

     Earnings per share - as reported:
        Basic                                   $     0.26       $     0.33       $     0.31
                                                ==========       ==========       ==========
        Diluted                                 $     0.26       $     0.32       $     0.31
                                                ==========       ==========       ==========

     Earnings per share - pro forma:
        Basic                                   $     0.22       $     0.31       $     0.26
                                                ==========       ==========       ==========
        Diluted                                 $     0.22       $     0.31       $     0.26
                                                ==========       ==========       ==========

   The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted in 1999; no dividend yield, expected volatility of 50%, risk free interest rate of 5.06% and expected lives of four years; 1998, no dividend yield, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of four years; and 1997, no dividend yield, expected volatility of 76%, risk free interest rate of 6% and expected lives of four years.

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

9. SUPPLEMENTARY INFORMATION

   The activity in the allowances for doubtful accounts receivable, sales returns and inventory valuation for each of the three years in the period ended February 28, 1999 is as follows:

   Doubtful accounts receivable:

                                           BALANCE AT           AMOUNTS             AMOUNTS              BALANCE
                                           BEGINNING          CHARGED TO           CHARGED TO             AT END
     YEAR                                   OF YEAR             EXPENSE             RESERVE              OF YEAR
     1997                                  $127,000            $60,000            $ (95,100)            $ 91,900
     1998                                    91,900             60,000              (10,200)             141,700
     1999                                   141,700             66,000             (119,144)              88,556

   Sales returns:

                                           BALANCE AT           AMOUNTS             AMOUNTS             BALANCE
                                           BEGINNING          CHARGED TO          CHARGED TO             AT END
   YEAR                                     OF YEAR             EXPENSE             RESERVE             OF YEAR
   1997                                    $101,000           $1,165,000          $(1,165,000)          $101,000
   1998                                     101,000              802,900             (802,900)           101,000
   1999                                     101,000            1,211,201           (1,211,201)           101,000

     Inventory valuation:

                                       BALANCE AT           AMOUNTS             AMOUNTS             BALANCE
                                       BEGINNING           CHARGED TO          CHARGED TO            AT END
          YEAR                          OF YEAR             EXPENSE             RESERVE             OF YEAR
          1997                          $301,100            $     -            $       -           $301,100
          1998                           301,100                  -             (150,913)           150,187
          1999                           150,187             33,545              (60,000)           123,732

     Charges to certain expense accounts for each of the three years in the period ended February 28, 1999 are shown below:

                                                   YEAR ENDED FEBRUARY 28,
                                               -------------------------------
                                                 1999        1998       1997
          Maintenance and repairs              $33,515     $ 30,919   $34,435
          Taxes other than payroll and
           income taxes                         31,079       30,093    20,805
          Advertising costs                     51,730       83,865    84,501

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 28, 1999 and 1998:

                                                                                              BASIC          DILUTED
                                                                                             EARNINGS       EARNINGS
                                        NET SALES      GROSS PROFIT          NET INCOME      PER SHARE      PER SHARE
              1999
                 First quarter         $ 4,160,700      $ 2,484,200          $  350,000      $    0.07      $    0.07
                 Second quarter          3,950,400        2,253,900             307,000           0.06           0.06
                 Third quarter           5,453,700        3,391,000             537,600           0.11           0.11
                 Fourth quarter          3,106,585        1,817,746             102,893           0.02           0.02
                                       -----------      -----------          ----------      ---------      ---------

              Total year               $16,671,385      $ 9,946,846          $1,297,493      $    0.26      $    0.26
                                       ===========      ===========          ==========      =========      =========

              1998
                 First quarter         $ 4,660,400      $ 2,794,500          $  463,900      $    0.09      $    0.09
                 Second quarter          5,266,600        3,021,600             480,800           0.09           0.09
                 Third quarter           5,559,100        3,395,700             561,000           0.11           0.10
                 Fourth quarter          3,857,262        2,360,251             198,868           0.04           0.04
                                       -----------      -----------          ----------      ---------      ---------

              Total year               $19,343,362      $11,572,051          $1,704,568      $    0.33      $    0.32
                                       ===========      ===========          ==========      =========      =========

11.  BUSINESS SEGMENTS

     The Company has two reportable segments: Publishing and Usborne Books at Home ("UBAH"). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows, and book fairs.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profits of the segments which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, including interest and depreciation, and income taxes are not allocated to the segments. The Company's assets are not allocated on a segment basis.

     Information by industry segment for the years ended February 28, 1999, 1998 and 1997 is set forth below:

                                                    PUBLISHING         UBAH              OTHER              TOTAL

          1999
          Net sales from external customers         $7,794,702      $ 8,876,683        $         -       $16,671,385
          Earnings before income taxes               2,848,749        2,365,204         (3,292,560)        1,921,393

          1998

          Net sales from external customers         $8,604,096      $10,739,266        $         -       $19,343,362
          Earnings before income taxes               3,309,603        2,894,612         (3,390,747)        2,813,468

          1997

          Net sales from external customers         $7,864,910      $12,932,176        $   442,421       $21,239,507
          Earnings before income taxes               2,687,492        3,150,704         (3,204,008)        2,634,188

                                    ******