Form 10-Q
period 1999-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 1999-07-08
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1999.

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

                         Yes     X     No ___________
                             ---------

     As of May 31, 1999 there were 4,446,195 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION
---------------------------------------------------

ITEM 1

BALANCE SHEETS
                                                 May 31, 1999       February 28, 1999
                                                                    -----------------
                                                 (unaudited)
                                                  ---------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $     74,300      $    210,900
 Accounts receivable - (less
  allowances for doubtful accounts
  and sales returns: 5/31/99 - $199,400
  2/28/99 - $189,600)                                2,138,600         1,842,600
 Inventories - Net                                   9,272,700         9,546,700
 Prepaid expenses and other assets                     196,000           220,000
 Income taxes receivable                                    --            55,100
 Deferred income taxes                                 119,000           121,800
                                                  ------------      ------------
   Total current assets                             11,800,600        11,997,100

 PROPERTY AND EQUIPMENT
  at cost (less accumulated
  depreciation:  05/31/99 - $1,104,400
  2/28/99 - $1,033,200)                                282,600           342,500
                                                  ------------      ------------

                                                  $ 12,083,200      $ 12,339,600
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                             $    701,000      $    756,000
 Accounts payable                                    1,584,800         1,095,800
 Accrued salaries and commissions                      215,600           242,600
 Income taxes                                          131,000                --
 Dividend payable                                       86,000                --
 Other current liabilities                             161,900           149,500
                                                  ------------      ------------
   Total current liabilities                         2,880,300         2,243,900

DEFERRED INCOME TAXES                                   47,100            56,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  shares; Outstanding 4,446,195
  and 4,873,254 shares)                              1,085,800         1,085,800
 Capital in excess of par value                      4,410,100         4,410,100
 Retained earnings                                   6,470,700         6,266,400
                                                  ------------      ------------
                                                    11,966,600        11,762,300
Less treasury shares, at cost                       (2,810,800)       (1,722,900)
                                                  ------------      ------------
                                                     9,155,800        10,039,400
                                                  ------------      ------------
                                                  $ 12,083,200      $ 12,339,600
                                                  ============      ============

See notes to financial statements.

STATEMENTS OF EARNINGS (UNAUDITED)

                                  Three Months Ended May 31
                                 ----------------------------
                                     1999           1998
                                 -------------  -------------
GROSS SALES                      $  6,556,600   $  6,501,400
 Less discounts & allowances       (2,434,500)    (2,340,700)
                                 ------------   ------------
  Net sales                         4,122,100      4,160,700
COST OF SALES                       1,726,500      1,676,500
                                 ------------   ------------
  Gross margin                      2,395,600      2,484,200
OPERATING EXPENSES:
 Operating & selling                  785,300        802,700
 Sales commissions                    741,800        734,100
 General & administrative             401,400        364,600
 Interest                              13,000         23,900
                                 ------------   ------------
                                      454,100        558,900
OTHER INCOME                           15,800         19,700
                                 ------------   ------------

EARNINGS BEFORE INCOME TAXES          469,900        578,600

INCOME TAXES                          179,600        228,600
                                 ------------   ------------

NET EARNINGS                     $    290,300   $    350,000
                                 ============   ============

BASIC AND DILUTED EARNINGS
 PER SHARE                       $        .06   $        .07
                                 ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                             4,624,517      5,217,436
                                 ============   ============
  Diluted                           4,659,489      5,338,533
                                 ============   ============

DIVIDENDS DECLARED PER
 COMMON SHARE                    $        .02   $        .02
                                 ============   ============

See notes to financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                 Common Stock
                          (par value $.20 per share)                                    Treasury Stock
                           ------------------------                                   ----------------------
                                 Number of                  Capital in                 Number
                                  Shares                    Excess of     Retained       of                   Shareholders'
                                  Issued        Amount      Par Value     Earnings     Shares      Amount         Equity
                                 ---------    ----------    ----------  ------------  --------  ------------  --------------
BALANCE, MAR. 1, 1999            5,429,240    $1,085,800    $4,410,100   $6,266,400   555,986   $(1,722,900)    $10,039,400

Issuance of treasury stock             ---           ---           ---          ---     ( 100)          300             300
Purchases of treasury
 stock                                 ---           ---           ---          ---   427,159    (1,088,200)     (1,088,200)

Dividend declared                      ---           ---           ---     ( 86,000)      ---           ---        ( 86,000)

Net earnings                           ---           ---           ---      290,300       ---           ---         290,300
                                 ---------    ----------    ----------   ----------   -------   -----------     -----------
BALANCE, MAY 31, 1999            5,429,240    $1,085,800    $4,410,100   $6,470,700   983,045   $(2,810,800)    $ 9,155,800
                                 =========    ==========    ==========   ==========   =======   ===========     ===========

See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended May 31
                                                              ------------------------------
                                                                   1999            1998
                                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES                           $  1,103,900    $    217,300

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                                (11,300)        (17,000)
                                                               ------------    ------------

  Net cash used in investing activities                             (11,300)        (17,000)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement                      1,569,000       2,478,000
 Payments under revolving credit agreement                       (1,624,000)     (1,986,000)
 Cash received from exercise of stock options                            --           7,500
 Cash received from sale of treasury stock                               --           6,300
 Cash paid to acquire treasury stock                             (1,088,200)       (698,100)
                                                               ------------    ------------

  Net cash used in financing activities                          (1,143,200)       (192,300)
                                                               ------------    ------------

Net Decrease in Cash and Cash Equivalents                          (136,600)        (93,800)
Cash and Cash Equivalents, Beginning of Period                      210,900         171,600
                                                               ------------    ------------
Cash and Cash Equivalents, End of Period                       $     74,300    $     77,800
                                                               ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                        $     10,900    $     21,200
                                                               ============    ============
 Cash paid for income taxes                                    $         --    $     25,000
                                                               ============    ============

Supplemental Disclosure of Non Cash Operating Activities -
 Dividend declared                                             $     86,000    $    101,800
                                                               ============    ============

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31,
------
1999 and 1998, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months ended May 31, 1999 and 1998, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1999.

Reclassifications were made to 1998 balances to conform with 1999 presentation.

Note 2 - Effective June 30, 1998 the Company signed a Second Amendment to
------
Restated Credit and Security Agreement with State Bank which provided a $3,500,000 line of credit. The line of credit was evidenced by a promissory note in the amount of $3,500,000 payable June 30, 1999. The note bore interest at the Wall Street Journal prime floating rate payable monthly (7.75% at May 31, 1999). The note was collateralized by substantially all of the assets of the Company. At May 31 1999, the Company had $701,000 in borrowings and a $50,000 letter of credit issued under the revolving credit agreement. Available credit under the revolving credit agreement was $2,749,000 at May 31, 1999.

Effective June 30, 1999 the Company signed a Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2000. This note bears interest at the Wall Street Journal prime floating rate payable monthly. The note is collateralized by substantially all of the assets of the Company.

Note 3 - Inventories consist of the following:
------

                                        May 31, 1999    February 28, 1999
                                      ----------------  ------------------

          Book Inventory                   $9,396,400          $9,670,400
          Reserve for Obsolescence           (123,700)           (123,700)
                                           ----------          ----------
                                           $9,272,700          $9,546,700
                                           ==========          ==========

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

                                              Three Months Ended May 31,
                                              --------------------------
                                                  1999          1998
                                              ------------  ------------
     Net Earnings                               $  290,300    $  350,000
                                                ==========    ==========

     Basic EPS:
       Weighted Average Shares Outstanding       4,624,517     5,217,436
                                                ==========    ==========
       Basic EPS                                $      .06    $      .07
                                                ==========    ==========

     Diluted EPS:
       Weighted Average Shares Outstanding       4,624,517     5,217,436
       Assumed Exercise of Options                  34,972       121,097
                                                ----------    ----------
     Shares Applicable to Diluted Earnings       4,659,489     5,338,533
                                                ==========    ==========
     Diluted EPS                                $      .06    $      .07
                                                ==========    ==========

Since March 1, 1998, when the Company began its stock repurchase program, 803,991 shares of the Company's common stock at a total cost of $2,365,400 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong.   Working capital at May
31, 1999 was $8,920,300 compared to working capital of $9,753,200 at fiscal year-end February 28, 1999. Accounts receivable increased 15% over year-ended February 28, 1999. Two sizable orders in the first quarter with payment due during the second quarter contributed to the first quarter increase in accounts receivable. Inventory levels decreased 2.8% during the first quarter of fiscal year 2000. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. The note payable to the bank declined 7.3% from the balance at February 28, 1999, the result of improved cash flow during the first three months of fiscal year 2000. Accounts payable increased 44.6% over year-end February 28, 1999. The major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels directly affect the level of accounts payable. Also the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable.

In May 1999 the Company declared a cash dividend of $0.02 per share to shareholders of record August 1, 1999, to be paid August 13, 1999. Also, in May 1999 the Board of Directors authorized the Company to purchase an additional 1,000,000 shares of the Company's common stock as market conditions warrant, bringing the total authorized amount the Company may repurchase to 2,000,000 shares. Through the end of the first quarter of fiscal year 2000 the Company has acquired 803,991 shares at a price of $2,365,400.

Pre-tax margins were 11.4% for the three months ended May 31, 1999 compared with 13.9% for the three months ended May 31, 1998. Contributing to the decline in pre-tax margins was an increase in sales discounts given during the first quarter of fiscal year 2000 as special promotions were offered to increase sales.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $2,024,500 for the
--------
three months ended May 31, 1999 compared with net sales of $1,990,900 for the three months ended May 31, 1998, an increase of 1.7%. The Company believes this increase is the result of an increase in the number of new recruits and the retention of existing recruits, both the result of increases in advertising expenditures and other promotions designed to attract and retain new consultants. A 5% increase in the per-show sales average also contributed to the increase in net sales. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales growth and recruiting. Management is hopeful that the two-year decline in net sales has been halted.

Net sales from the Publishing Division were $2,097,600 for the three months ended May 31, 1999 compared with net sales of $2,169,800 for the three months ended May 31, 1998, a decrease of 3.3%. The Company attributes this decrease in net sales to changing market conditions. National chains increasingly dominate the bookstore market, resulting in fewer independent bookstores. The closings of these independent bookstores, an important market segment to the Company, contributed to the decline in net sales. Independent retail toy stores have also experienced increased competition from national discount stores, resulting in lower sales in this market area. The Company has restructured sales and marketing coverage on the national chains in order to increase market share.
The gift market offers considerable potential for the Company and the Company has been exploring this opportunity by attending more gift trade shows. The Company also attends several national trade shows throughout the country to further promote its products. For these reasons Management is optimistic that the Publishing Division will maintain its market share in the highly competitive publishing market.

Operating Expenses - The Company's cost of sales for the three months ended May
------------------
31, 1999 was $1,726,500, an increase of 3.0% over the cost of sales of $1,676,500 for the three months ended May 31, 1998. Cost of sales expressed as a percentage of gross sales was 26.3% versus 25.8% for the three months ended May 31, 1999 and 1998 respectively. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 2.2% to $785,300 for the three months ended May 31, 1999 compared with $802,700 for the three months ended May 31, 1998. These expenses expressed as a percentage of gross sales were 12.0% for the three months ended May 31, 1999 and 12.3% for the three months ended May 31, 1998. A decrease in advertising expenditures in the Publishing Division contributed to the decline in operating and selling expenses.

Sales commissions increased 1.0% during the quarter ended May 31, 1999 to $741,800 compared with $734,100 for the quarter ended May 31, 1998. Sales commissions expressed as a percentage of gross sales were 11.3% for both quarters ended May 31, 1999 and 1998. Sales commissions will vary with the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs and rates. The increase in sales for the Home Business Division offset by lower sales in the Publishing Division resulted in a net 1.0% increase in commission expenses for the first quarter of fiscal year 2000.

General and administrative expenses were $401,400 for the three months ended May 31, 1999, an increase of 10.1% over the $364,600 for the three months ended May 31, 1998. These expenses expressed as a percentage of gross sales were 6.1% for the three months ended May 31, 1999 versus 5.6% for the three months ended May 31, 1998. General and administrative expenses are not always directly affected by sales, thus comparison of these expenses as a percentage of gross sales can be misleading. Increases in salaries and benefits, primarily to existing employees, contributed to the increase in general and administrative expenses.

Interest expense declined 45.6% for the first quarter of fiscal year 2000 when compared with the first quarter of fiscal year 1999. The average amount borrowed during the first quarter ended May 31, 1999 was $657,600 compared with $1,102,300 for the first quarter ended May 31, 1998, a decrease of 40.3%. The rate of interest was 3/4 of 1% lower during the first quarter of fiscal year 2000 than the interest rate in the first quarter a year ago. The decline in the average amount borrowed and a lower interest rate resulted in lower interest expenses for the quarter ended May 31, 1999 when compared with the quarter ended May 31, 1998. The reduction in average bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies.

BUSINESS SEGMENTS
-----------------

The Company has two reportable segments: Publishing and Usborne Books at Home ("UBAH"). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs.

The accounting policies of the segments are the same as those of the Company. The Company evaluates segment performance based on operating profits of the segments which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, including interest and depreciation, and income taxes are not allocated to the segments. The Company's assets are not allocated on a segment basis.

Information by industry segment for the three months ended May 31, 1999 and 1998 is set forth below:

                                       Publishing     UBAH        Other       Total
                                       ----------  ----------  -----------  ----------
Three months Ended May 31, 1999

  Net sales from external customers    $2,097,600  $2,024,500  $       --   $4,122,100
  Earnings before income taxes         $  770,500  $  500,900  $( 801,500)  $  469,900

Three Months Ended May 31, 1998

  Net sales from external customers    $2,169,800  $1,990,900  $       --   $4,160,700
  Earnings before income taxes         $  816,800  $  571,600  $( 809,800)  $  578,600

YEAR 2000 MATTERS

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

The Company has evaluated its software applications, systems software, information technology ("IT") system and its non-IT systems. Management has determined that the various computer programs the Company uses in its operations are Year 2000 compliant. These programs include the following: inventory; accounts receivable; accounts payable; general ledger; shipping; order entry. The Informix database engine, which runs these programs, is not Year 2000 compliant. The Company has acquired the necessary programs to bring the Informix database engine to Year 2000 compliance and has installed and tested these programs in its test environment. The Company is presently installing the programs on the Company's main system and expects to have this completed by October 1999. The Company's ("IT") system and its non-IT system should be fully compliant by October 1999. Y2K costs are estimated to be less than $50,000.

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

The Company has developed an informal contingency plan to address the potential adverse effects of the Year 2000 problem.

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


Date: July 8, 1999
     ---------------