Form 10-Q
period 1999-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 1999-09-30
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1999.

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

     As of August 31, 1999 there were 4,320,796 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------


PART I.  FINANCIAL INFORMATION
- ----------------------------------------------

ITEM 1

BALANCE SHEETS
                                             August 31, 1999   February 28, 1999
                                               (unaudited)     -----------------
                                             ---------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                    $    228,100         $    210,900
 Accounts receivable - (less
  allowances for doubtful accounts
  and returns: 8/31/99 - $188,000
  2/28/99 - $189,600)                            2,184,100            1,842,600
 Inventories - Net                               8,706,900            9,546,700
 Prepaid expenses and other assets                 184,900              220,000
 Income taxes receivable                            37,400               55,100
 Deferred income taxes                             131,800              121,800
                                              ------------         ------------
   Total current assets                         11,473,200           11,997,100

 PROPERTY AND EQUIPMENT
  at cost (less accumulated
  depreciation:  8/31/99 - $1,174,100
  2/28/99 - $1,033,200)                            210,800              342,500
                                              ------------         ------------

                                              $ 11,684,000         $ 12,339,600
                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                         $    587,000         $    756,000
 Accounts payable                                1,501,300            1,095,800
 Accrued salaries and commissions                  280,900              242,600
 Other current liabilities                         107,200              149,500
                                              ------------         ------------
   Total current liabilities                     2,476,400            2,243,900

DEFERRED INCOME TAXES                               56,700               56,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  shares; Outstanding 4,320,796 and
  4,873,254 shares)                              1,085,800            1,085,800
 Capital in excess of par value                  4,410,100            4,410,100
 Retained earnings                               6,784,000            6,266,400
                                              ------------         ------------
                                                12,279,900           11,762,300
Less treasury shares, at cost                   (3,129,000)          (1,722,900)
                                              ------------         ------------
                                                 9,150,900           10,039,400
                                              ------------         ------------

                                              $ 11,684,000         $ 12,339,600
                                              ============         ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)

                                  Three Months Ended August 31,    Six Months Ended August 31,
                                      1999             1998            1999           1998
                                 ---------------  --------------  --------------  -------------
GROSS SALES                        $  6,950,800    $  6,612,300    $ 13,507,400   $ 13,113,700
 Less discounts & allowances         (2,748,300)     (2,661,900)     (5,182,800)    (5,002,600)
                                   ------------    ------------    ------------   ------------
  Net sales                           4,202,500       3,950,400       8,324,600      8,111,100
COST OF SALES                         1,805,100       1,696,500       3,531,600      3,373,000
                                   ------------    ------------    ------------   ------------
  Gross margin                        2,397,400       2,253,900       4,793,000      4,738,100
OPERATING EXPENSES:
 Operating & selling                    755,500         677,400       1,540,800      1,480,100
 Sales commissions                      738,600         629,200       1,480,400      1,363,300
 General & administrative               387,200         429,600         788,600        794,200
 Interest                                17,700          36,900          30,700         60,800
                                   ------------    ------------    ------------   ------------
                                        498,400         480,800         952,500      1,039,700
OTHER INCOME                              9,700          17,400          25,500         37,100
                                   ------------    ------------    ------------   ------------

EARNINGS BEFORE INCOME TAXES            508,100         498,200         978,000      1,076,800

INCOME TAXES                            194,500         191,200         374,100        419,800
                                   ------------    ------------    ------------   ------------

NET EARNINGS                       $    313,600    $    307,000    $    603,900   $    657,000
                                   ============    ============    ============   ============

BASIC AND DILUTED EARNINGS
 PER SHARE:
 Basic                             $       0.07    $       0.06    $       0.14   $       0.13
                                   ============    ============    ============   ============
 Diluted                           $       0.07    $       0.06    $       0.13   $       0.13
                                   ============    ============    ============   ============


WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                               4,289,961       5,085,404       4,457,239      5,151,420
                                   ============    ============    ============   ============
  Diluted                             4,330,842       5,144,929       4,495,165      5,241,520
                                   ============    ============    ============   ============

DIVIDENDS DECLARED PER
 COMMON SHARE                      $         --    $         --    $       0.02   $       0.02
                                   ============    ============    ============   ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                          Common Stock
                   (par value $.20 per share)                                    Treasury Stock
                    ------------------------                                     --------------
                           Number of              Capital in                  Number
                            Shares                Excess of     Retained        of                    Shareholders'
                            Issued      Amount    Par Value     Earnings      Shares       Amount         Equity
                           ---------  ----------  ----------  ------------  ----------  ------------  --------------

BALANCE, MAR. 1, 1999      5,429,240  $1,085,800  $4,410,100   $6,266,400     555,986   $(1,722,900)   $ 10,039,400

Issuance of treasury
 stock                           ---         ---         ---          ---        (200)          600             600

Purchases of treasury
 stock                           ---         ---         ---          ---     661,968    (1,680,200)    ( 1,680,200)

Sales of treasury stock          ---         ---         ---          ---    (109,310)      273,500         273,500

Dividends paid                   ---         ---         ---      (86,300)        ---           ---         (86,300)

Net earnings                     ---         ---         ---      603,900         ---           ---         603,900
                           ---------  ----------  ----------  -----------   ---------   -----------    ------------

BALANCE, AUG. 31, 1999     5,429,240  $1,085,800  $4,410,100   $6,784,000   1,108,444   $(3,129,000)   $  9,150,900
                           =========  ==========  ==========  ===========   =========   ===========    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Six Months Ended August 31
                                                             1999             1998
                                                        ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:                    $   1,691,500    $ (   345,900 )

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                      (     12,300 )    (    22,900 )
                                                         -------------    -------------

 Net cash used in investing activities                    (     12,300 )    (    22,900 )
                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement                 3,708,000        4,706,000
 Payments under revolving credit agreement                (  3,877,000 )    ( 3,621,000 )
 Cash received from exercise of stock options                       --            7,500
 Cash received from sale of treasury stock                     273,500           46,000
 Cash paid to acquire treasury stock                      (  1,680,200 )    (   800,400 )
 Dividends paid                                           (     86,300 )    (   101,900 )
                                                         -------------    -------------

 Net cash provided by (used in) financing activities      (  1,662,000 )        236,200
                                                         -------------    -------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                    17,200      (   132,600 )
Cash and Cash Equivalents, Beginning of Period                 210,900          171,600
                                                         -------------    -------------
Cash and Cash Equivalents, End of Period                 $     228,100    $      39,000
                                                         =============    =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                  $      27,800    $      51,500
                                                         =============    =============
 Cash paid for income taxes                              $     366,000    $     402,500
                                                         =============    =============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months
- ------
ended August 31, 1999 and 1998, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and six months ended August 31, 1999 and 1998, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1999.

Note 2 - Effective June 30, 1999 the Company signed a Restated Credit and
- ------
Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2000. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (8.00% at August 31, 1999). The note is collateralized by substantially all of the assets of the Company. At August 31, 1999 the Company had $587,000 in borrowings and a $50,000 letter of credit issued under the revolving credit agreement. Available credit under the revolving credit agreement was $2,863,000 at August 31, 1999.


Note 3 - Inventories consist of the following:
- ------
                                                  August 31, 1999   February 28, 1999
                                                  ---------------   -----------------

          Book Inventory                              $ 8,830,600         $ 9,670,400
          Reserve for Obsolescence                   (    123,700 )      (    123,700 )
                                                      -----------         -----------
                                                      $ 8,706,900         $ 9,546,700
                                                      ===========         ===========

Note 4 - Basic earnings per share is computed by dividing net earnings by the
- ---------
weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares outstanding increased, when appropriate, for the number of common shares issuable upon exercise of stock options, computed using the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.


                                                   Three Months Ended August 31,        Six Months Ended August 31,
                                                      1999              1998               1999           1998
                                                   ----------        ----------         ----------      ----------
 Net Earnings                                      $  313,600        $  307,000         $  603,900      $  657,000
                                                   ==========        ==========         ==========      ==========

 Basic EPS:
 Weighted Average Shares Outstanding                4,289,961         5,085,404          4,457,239       5,151,420
                                                   ==========        ==========         ==========      ==========
 Basic EPS                                         $     0.07        $     0.06         $     0.14      $     0.13
                                                   ==========        ==========         ==========      ==========

 Diluted EPS:
 Weighted Average Shares Outstanding                4,289,961         5,085,404          4,457,239       5,151,420
 Assumed Exercise of Options                           40,881            59,525             37,926          90,100
                                                   ----------        ----------         ----------      ----------
 Shares Applicable to Diluted Earnings              4,330,842         5,144,929          4,495,165       5,241,520
                                                   ==========        ==========         ==========      ==========
 Diluted EPS                                       $     0.07        $     0.06         $     0.13      $     0.13
                                                   ==========        ==========         ==========      ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,038,800 shares of the Company's common stock at a total cost of $2,957,400 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ----------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

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

FINANCIAL CONDITION
- -------------------

The financial condition of the Company remains strong.   Working capital at
August 31, 1999 was $8,996,800 compared to working capital of $9,753,200 at fiscal year-end February 28, 1999. Accounts receivable increased 16.7% over year-ended February 28, 1999 due to special extended credit terms offered during the second quarter. Inventory dropped 8.7% from February 28, 1999 levels. The amount of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has on hand adequate supplies to meet sales requirements. The note payable to the bank declined 22.4% from the balance due on February 28, 1999, the result of improved cash flow from operations during the first six months of fiscal year 2000. Increased sales in the Home Business Division, which is primarily cash sales, contributed to the improved cash flow. Accounts payable increased 37.0% over February 28, 1999. The major component of accounts payable is the amount due the Company's principal supplier. Fluctuations in the level of inventory and the timing of purchases as well as the payment terms offered by suppliers affect the levels of accounts payable.

Pre-tax margins were 11.7% for the six months ended August 31, 1999 versus 13.3% for the six months ended August 31, 1998. Pre-tax margins for the quarters ended August 31, 1999 and 1998 were 12.1% and 12.6% respectively..

RESULTS OF OPERATIONS
- ---------------------

Revenues - Net sales from the Home Business Division (Usborne Books at Home -
- --------
"UBAH") were $4,046,100 for the six months ended August 31, 1999 compared with $3,652,700 for the six months ended August 31, 1998, an increase of 10.8%. Net sales for the three months ended August 31, 1999 were $2,021,600 versus $1,661,800 for the three months ended August 31, 1998, an increase of 21.7%. The Company believes the increased sales in the Home Business Division resulted from increases in new recruits and the retention of existing recruits, both the result of increases in advertising expenditures and other promotions designed to attract and retain new consultants. The per-show order size increased 4.1% for the six months ended August 31, 1999 compared with the six months ended August 31, 1998. The Company continues to offer new and exciting incentive programs, travel contests and regional training seminars to further stimulate sales growth and recruiting. Management is hopeful that the two-year decline in net sales in the Home Business Division has been halted.

Net sales from the Publishing Division were $4,278,500 for the six months ended August 31, 1999 versus $4,458,400 for the same six month period a year ago, a decline of 4.0%. Net sales for the three months ended August 31, 1999 and 1998 were $2,180,900 and $2,288,600 respectively, a decrease of 4.7%. The Company attributes this decline in net sales to changing market conditions. National chains increasingly dominate the bookstore market, resulting in fewer independent bookstores. The closings of these independent bookstores, an important market segment for the Company, contributed to the decline in net sales. Independent toy stores have also experienced increased competition from national discount stores, resulting in lower sales by the Company in this market area. The Company has restructured sales and marketing coverage on the national chains in order to increase market share. The gift store market offers considerable potential to the Company and the Company has been exploring this market segment. The Company has increased its presence at national trade shows throughout the country to further promote its products. For these reasons Management is optimistic that the Publishing Division will maintain its market share in the highly competitive publishing market.

Operating expenses - The Company's cost of sales for the six months ended August
- ------------------
31, 1999 was $3,531,600 compared with $3,373,000 for the six months ended August 31, 1998, an increase of 4.7%. Cost of sales for the three months ended August 31, 1999 increased 6.4% to $1,805,100 versus $1,696,500 for the same three month period a year ago. Cost of sales expressed as a percentage of gross sales was
26.2 % and 25.7% for the six months ended August 31, 1999 and 1998, respectively. For the three months ended August 31, 1999 and 1998, cost of sales expressed as a percentage of gross sales was 26.0% and 25.7% respectively. Cost of sales expressed as a percentage of gross sales will fluctuate depending upon the product mix sold.

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

Operating and selling expenses for the six months ended August 31, 1999 increased 4.1% to $1,540,800 compared with $1,480,100 for the six months ended August 31, 1998. These expenses expressed as a percentage of gross sales were 11.4% for the current six months and 11.3% for the same six months of the prior year. For the three months ended August 31, 1999, operating and selling expenses were $755,500, an increase of 11.5% over the $677,400 for the three months ended August 31, 1998. These expenses expressed as a percentage of gross sales were 10.9% for the three months ended August 31, 1999 and 10.2% for the three months ended August 31, 1998. An increase in the costs of trade shows and an increase in packaging materials used in shipping contributed to the increases in operating and selling expenses.

Sales commissions for the six months ended August 31, 1999 were $1,480,400 compared with $1,363,300 for the six months ended August 31, 1998, an increase of 8.6%. Sales commissions for the three months ended August 31, 1999 and 1998 were $738,600 and $629,200 respectively, an increase of 17.4%. Sales commissions expressed as a percentage of gross sales were 10.6% and 11.0% for the three and six months ended August 31, 1999 and 9.5% and 10.4% for the three months and six months ended August 31, 1998. The Home Business Division and the Publishing Division have separate and distinct commission programs and commission rates. Increased sales in the Home Business Division, offset by lower sales in the Publishing Division, contributed to the increase in sales commission expenses.

General and administrative expenses for the six months ended August 31, 1999 decreased slightly to $788,600 when compared with $794,200 for the six months ended August 31, 1998. These same expenses were $387,200 for the three months ended August 31, 1999, a decrease of 9.9% from general and administrative expenses of $429,600 for the three months ended August 31, 1998. When expressed as a percentage of gross sales, general and administrative expenses were 5.6% and 5.8% for the three and six months ended August 31, 1999 and 6.5% and 6.1% for the three and six months ended August 31, 1998. General and administrative expenses are not always directly affected by sales, thus analysis of these expenses solely as a percentage of gross sales can be misleading.

Interest expense declined 49.5% for the six months ended August 31, 1999 when compared with the same six month period a year ago. For the second quarter of 1999 versus 1998, interest expense declined 52.0%. The interest rate was 1/2 of 1% to 3/4 of 1% lower during the first half of fiscal year 2000 when compared with the first half of fiscal year 1999. The average amounts borrowed during the three months and six months ended August 31, 1999 were $892,200 and $765,200 compared with $1,399,100 and $1,695,900 for the three and six months ended August 31, 1998 respectively. The lower borrowing levels and lower interest rates during the first six months of fiscal year 2000 resulted in lower interest expense during this period. The reduction in average bank borrowings can be attributed to the continuing efforts of the Company to manage its inventory levels through improved efficiencies in purchasing policies. Increased sales in the Home Business Division, which are cash sales, also contributed to lower bank borrowings.

BUSINESS SEGMENTS
- -----------------

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

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

Information by industry segment for the three months and six months ended August 31, 1999 and 1998 is set forth below:

                                       Publishing     UBAH        Other        Total
                                       ----------  ----------  ------------  ----------
Six months Ended August 31, 1999

  Net sales from external customers    $4,278,500  $4,046,100  $        --   $8,324,600
  Earnings before income taxes         $1,512,300  $1,059,700  $(1,594,000)  $  978,000

Three Months Ended August 31, 1999

  Net sales from external customers    $2,180,900  $2,021,600  $        --   $4,202,500
  Earnings before income taxes         $  741,800  $  558,800  $ ( 792,500)  $  508,100

Six months Ended August 31, 1998

  Net sales from external customers    $4,458,400  $3,652,700  $        --   $8,111,100
  Earnings before income taxes         $1,667,700  $1,064,800  $(1,655,700)  $1,076,800

Three Months Ended August 31, 1998

  Net sales from external customers    $2,288,600  $1,661,800  $        --   $3,950,400
  Earnings before income taxes         $  850,900  $  493,200  $ ( 845,900)  $  498,200


YEAR 2000 MATTERS
- -----------------

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

The Company has evaluated its software applications, systems software, information technology ("IT") system and its non-IT systems. Management has determined that the various computer programs the Company uses in its operations are Year 2000 compliant. These programs include the following: inventory; accounts receivable; accounts payable; general ledger; shipping; order entry. The Informix database engine, which runs these programs, is not Year 2000 compliant. The Company has acquired the necessary programs to bring the Informix database engine to Year 2000 compliance and has installed and tested these programs in its test environment. The Company is presently installing the programs on the Company's main system and expects to have this completed by October 1999. The Company's ("IT") system and its non-IT system should be fully compliant by October 1999. Y2K costs are estimated to be less than $50,000. Costs incurred to date have been insignificant.

The Company has received assurances from its primary supplier, Usborne Publishing LTD, that Usborne Publishing LTD will be year 2000 compliant before the end of 1999.

The Company relies on third-party suppliers for products and services, including telecommunications and shipping. The Company will be adversely impacted if these suppliers of products and services do not make necessary changes to their own systems in a timely and successful manner. There could be circumstances in which the Company would be unable to receive customer orders, ship product, and invoice customers or collect payments.

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

EDUCATIONAL DEVELOPMENT CORPORATION
- ----------------------------------------------

The Company has developed an informal contingency plan to address the potential adverse effects of the Year 2000 problem.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------  ----------------------------------------------------------

           The Company does not have any material market risk.

PART II  OTHER INFORMATION
- --------------------------

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



Date:   September 30, 1999
     -------------------------