Form 10-Q
period 1999-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2000-01-03
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1999.

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

     As of November 30, 1999 there were 4,256,239 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

PART I.  FINANCIAL INFORMATION
-----------------------------------------

ITEM 1

BALANCE SHEETS

                                          November 30, 1999    February 28, 1999
                                             (unaudited)       -----------------
                                          -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $    236,300     $    210,900
 Accounts receivable - (less
  allowances for doubtful accounts
  and returns: 11/30/99 - $205,300
  2/28/99 - $189,600)                            2,467,500        1,842,600
 Inventories - Net                               9,108,000        9,546,700
 Prepaid expenses and other assets                 216,600          220,000
 Income taxes receivable                                --           55,100
 Deferred income taxes                             127,700          121,800
                                              ------------     ------------
   Total current assets                         12,156,100       11,997,100

 PROPERTY AND EQUIPMENT
  at cost (less accumulated
  depreciation:  11/30/99 - $1,251,100
  2/28/99 - $1,033,200)                            155,300          342,500
                                              ------------     ------------

                                              $ 12,311,400     $ 12,339,600
                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank                         $    178,000     $    756,000
 Accounts payable                                2,232,300        1,095,800
 Accrued salaries and commissions                  354,100          242,600
 Income taxes                                       57,700               --
 Other current liabilities                         187,300          149,500
                                              ------------     ------------
   Total current liabilities                     3,009,400        2,243,900

DEFERRED INCOME TAXES                               47,400           56,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
 Common Stock, $.20 par value (Authorized
  6,000,000 shares; Issued 5,429,240
  and 5,429,240 shares; Outstanding
  4,265,239 and 4,873,254 shares)                1,085,800        1,085,800
 Capital in excess of par value                  4,410,100        4,410,100
 Retained earnings                               7,203,800        6,266,400
                                              ------------     ------------
                                                12,699,700       11,762,300
Less treasury shares, at cost                 (  3,445,100)    (  1,722,900)
                                              ------------     ------------
                                                 9,254,600       10,039,400
                                              ------------     ------------

                                              $ 12,311,400     $ 12,339,600
                                              ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

STATEMENTS OF EARNINGS (UNAUDITED)


                                  Three Months Ended November 30,    Nine Months Ended November 30,
                                       1999             1998             1999             1998
                                 ----------------  ---------------  ---------------  ---------------

GROSS SALES                         $  7,530,600     $  7,992,900     $ 21,038,000     $ 21,106,600
 Less discounts & allowances        (  2,517,800)    (  2,539,200)    (  7,700,600)    (  7,541,800)
                                    ------------     ------------     ------------     ------------
  Net sales                            5,012,800        5,453,700       13,337,400       13,564,800
COST OF SALES                          1,983,400        2,062,700        5,515,000        5,435,700
                                    ------------     ------------     ------------     ------------
  Gross margin                         3,029,400        3,391,000        7,822,400        8,129,100
OPERATING EXPENSES:
 Operating & selling                     791,900          832,500        2,332,700        2,312,600
 Sales commissions                     1,149,900        1,330,400        2,630,300        2,693,700
 General & administrative                409,900          403,200        1,198,500        1,197,400
 Interest                                  7,200           33,100           37,900           93,900
                                    ------------     ------------     ------------     ------------
                                         670,500          791,800        1,623,000        1,831,500
OTHER INCOME                              10,200           57,700           35,700           94,800
                                    ------------     ------------     ------------     ------------

EARNINGS BEFORE INCOME TAXES             680,700          849,500        1,658,700        1,926,300

INCOME TAXES                             260,900          311,900          635,000          731,700
                                    ------------     ------------     ------------     ------------

NET EARNINGS                        $    419,800     $    537,600     $  1,023,700     $  1,194,600
                                    ============     ============     ============     ============

BASIC AND DILUTED EARNINGS
 PER SHARE:
 Basic                                     $0.10            $0.11     $       0.23     $       0.24
                                    ============     ============     ============     ============
 Diluted                                   $0.10            $0.11     $       0.23     $       0.23
                                    ============     ============     ============     ============


WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                                4,318,334        4,949,334        4,410,938        5,084,058
                                    ============     ============     ============     ============
  Diluted                              4,430,490        4,981,987        4,473,607        5,155,009
                                    ============     ============     ============     ============

DIVIDENDS DECLARED PER
 COMMON SHARE                       $         --     $         --     $       0.02     $       0.02
                                    ============     ============     ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                     Common Stock
                              (par value $.20 per share)                         Treasury Stock
                           ---------------------------------                ------------------------
                           Number of              Capital in                  Number
                            Shares                Excess of     Retained        of                    Shareholders'
                            Issued      Amount    Par Value     Earnings      Shares       Amount         Equity
                           ---------  ----------  ----------  ------------  ----------  ------------  --------------

BALANCE, MAR. 1, 1999      5,429,240  $1,085,800  $4,410,100   $6,266,400     555,986   $(1,722,900)   $ 10,039,400

Issuance of treasury
 stock                           ---         ---         ---          ---        (200)          600             600

Purchases of treasury
 stock                           ---         ---         ---          ---     769,473    (2,157,900)    ( 2,157,900)

Sales of treasury stock          ---         ---         ---          ---    (161,258)      435,100         435,100

Dividends paid                   ---         ---         ---      (86,300)        ---           ---         (86,300)

Net earnings                     ---         ---         ---    1,023,700         ---           ---       1,023,700
                           ---------  ----------  ----------  -----------   ---------   -----------    ------------

BALANCE, NOV 30, 1999      5,429,240  $1,085,800  $4,410,100   $7,203,800   1,164,001   $(3,445,100)   $  9,254,600
                           =========  ==========  ==========  ===========   =========   ===========    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended November 30,
                                                          1999             1998
                                                     ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:                  $  2,446,400     $  1,764,200

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                  (      33,900)   (      26,200)
                                                       ------------     ------------

 Net cash used in investing activities                (      33,900)   (      26,200)
                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit agreement              5,238,000        5,989,000
 Payments under revolving credit agreement            (   5,816,000)   (   6,353,000)
 Cash received from exercise of stock options                    --            7,500
 Cash received from sale of treasury stock                  435,100           46,000
 Cash paid to acquire treasury stock                  (   2,157,900)   (   1,171,200)
 Dividends paid                                       (      86,300)   (     101,900)
                                                       ------------     ------------

 Net cash used in financing activities                (   2,387,100)   (   1,583,600)
                                                       ------------     ------------

Net Increase in Cash and Cash Equivalents                    25,400          154,400
Cash and Cash Equivalents, Beginning of Period              210,900          171,600
                                                       ------------     ------------
Cash and Cash Equivalents, End of Period               $    236,300     $    326,000
                                                       ============     ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                $     38,500     $     92,900
                                                       ============     ============
 Cash paid for income taxes                            $    537,000     $    562,500
                                                       ============     ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months
------
ended November 30, 1999 and 1998, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and nine months ended November 30, 1999 and 1998, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 1999.

Note 2 - Effective June 30, 1999 the Company signed a Restated Credit and
------
Security Agreement with State Bank, which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2000. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (8.25% at November 30, 1999). The note is collateralized by substantially all of the assets of the Company. At November 30, 1999 the Company had $178,000 in borrowings and a $50,000 letter of credit issued under the revolving credit agreement. Available credit under the revolving credit agreement was $3,272,000 at November 30, 1999.


Note 3 - Inventories consist of the following:
------------------------------------------------

                                                  November 30, 1999   February 28, 1999
                                                  ------------------  ------------------
          Book Inventory                                 $9,231,700          $9,670,400
          Reserve for Obsolescence                  (       123,700)    (       123,700)
                                                         ----------          ----------
                                                         $9,108,000          $9,546,700
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

                                          Three Months Ended November 30,  Nine Months Ended November 30,
                                               1999             1998            1999            1998
                                          ---------------  --------------  --------------  --------------

 Net Earnings                                  $  419,800      $  537,600      $1,023,700      $1,194,600
                                               ==========      ==========      ==========      ==========

 Basic EPS:
 Weighted Average Shares Outstanding            4,318,334       4,949,334       4,410,938       5,084,058
                                               ==========      ==========      ==========      ==========
 Basic EPS                                     $     0.10      $     0.11      $     0.23      $     0.24
                                               ==========      ==========      ==========      ==========

 Diluted EPS:
 Weighted Average Shares Outstanding            4,318,334       4,949,334       4,410,938       5,084,058
 Assumed Exercise of Options                      112,156          32,653          62,669          70,951
                                               ----------      ----------      ----------      ----------
 Shares Applicable to Diluted Earnings          4,430,490       4,981,987       4,473,607       5,155,009
                                               ==========      ==========      ==========      ==========
 Diluted EPS                                   $     0.10      $     0.11      $     0.23      $     0.23
                                               ==========      ==========      ==========      ==========


Since March 1, 1998, when the Company began its stock repurchase program, 1,146,305 shares of the Company's common stock at a total cost of $3,435,100 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital at November 30, 1999 was $9,146,700 compared to working capital of $9,753,200 at fiscal year end February 28, 1999. Accounts receivable increased 31.5% over year ended February 28, 1999 due to special credit terms offered during the second quarter. Inventory dropped 4.5% from February 28, 1999 levels. The amount of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has on hand adequate supplies to meet sales requirements. The note payable to the bank declined 76.5% from the balance due on February 28, 1999, the result of improved cash flow from operations during the first nine months of fiscal year 2000. Sales in the Home Business Division, which are primarily cash sales, contributed to the improved cash flow, along with accounts payable, which increased 103.7% over February 28, 1999. The major component of accounts payable is the amount due to the Company's principal supplier. Fluctuations in the level of inventory and the timing of purchases as well as the payment terms offered by suppliers affect the levels of accounts payable.

Pre-tax margins were 12.4% for the nine months ended November 30, 1999 versus 14.2% for the nine months ended November 30, 1998. Pre-tax margins for the quarters ended November 30, 1999 and 1998 were 13.6% and 15.6% respectively.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division (Usborne Books at Home -
--------
"UBAH") were $7,127,700 for the nine months ended November 30, 1999, a slight decrease from the $7,164,800 net sales for the same nine month period a year ago. UBAH net sales for the three months ended November 30, 1999 were $3,081,600 versus $3,512,100 for the three months ended November 30, 1998, a decrease of 12.2%. The Company attributes the decrease in third quarter sales to the fact that last year UBAH ran a special sales promotion during the third quarter whereas this special was offered during the second quarter of the current year. The Company continues to offer new and exciting incentive programs, travel contests and regional training seminars to further stimulate sales growth and recruiting. Management is hopeful that the two-year decline in net sales in the Home Business Division has been halted.

Net sales from the Publishing Division were $6,209,700 for the nine months ended November 30, 1999 versus $6,400,000 for the same nine month period a year ago, a decline of 3.0%. Net sales for the three months ended November 30, 1999 and 1998 were $1,931,200 and $1,941,600 respectively, a slight decline. The Company attributes the decline in net sales to changing market conditions. National chains increasingly dominate the bookstore market, resulting in fewer independent bookstores. The closings of these independent bookstores, an important market segment for the Company, contributed to the decline in net sales. Independent toy stores have also experienced increased competition from national discount stores, resulting in lower sales by the Company in this market area. The Company has restructured sales and marketing coverage on the national chains in order to increase market share. The gift store market offers considerable potential to the Company and the Company has been exploring this market segment. The Company has increased its presence at national trade shows throughout the country to further promote its products. For these reasons Management is optimistic that the Publishing Division will maintain its market share in the highly competitive publishing market.

Operating expenses - The Company's cost of sales for the nine months ended
------------------
November 30, 1999 was $5,515,000 compared with $5,435,700 for the nine months ended November 30, 1998, an increase of 1.5%. Cost of sales for the three months ended November 30, 1999 decreased 3.8% to $1,983,400 versus $2,062,700 for the same three month period a year ago. Cost of sales expressed as a percentage of gross sales was 26.2 % and 25.8% for the nine months ended November 30, 1999 and 1998, respectively. For the three months ended November 30, 1999 and 1998, cost of sales expressed as a percentage of gross sales was 26.3% and 25.8% respectively. Cost of sales expressed as a percentage of gross sales will fluctuate depending upon the product mix sold.

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

Operating and selling expenses for the nine months ended November 30, 1999 increased slightly to $2,332,700 when compared with $2,312,600 for the same nine months a year ago. These expenses expressed as a percentage of gross sales were 11.1% for the nine months ended November 30, 1999 and 11.0% for the nine months ended November 30, 1998. Operating and selling expenses for the three months ended November 30, 1999 and 1998 were $791,900, and $832,500 respectively, a decrease of 4.9%. This decline is attributed to a special promotion offered by the Home Business Division during the third quarter of fiscal year 1999 which was offered during the second quarter of fiscal year 2000. Expressed as a percentage of gross sales, operating and selling expenses were 10.5% for the three months ended November 30, 1999 and 10.4% for the three months ended November 30, 1998.

Sales commissions for the nine months ended November 30, 1999 and 1998 were $2,630,300 and $2,693,700, a 2.4% decline. Expressed as a percentage of gross sales, sales commissions were 12.5% and 12.8% for the nine months ended November 30, 1999 and 1998, respectively. Sales commissions for the third quarter of fiscal year 2000 were $1,149,900 compared with $1,330,400 for the third quarter last year, a decline of 13.6%. When expressed as a percentage of gross sales, sales commissions for the third quarters of fiscal years 2000 and 1999 were 15.3% and 16.6% respectively. The Home Business Division and the Publishing Division each have their own separate and distinct commission programs and commission rates. Lower sales resulted in lower sales commissions.

General and administrative expenses increased slightly for the nine months ended November 30, 1999 to $1,198,500 compared with $1,197,400 for the nine months ended November 30, 1998. These same expenses for the three months ended November 30, 1999 were up 1.7% to $409,900 compared with $403,200 for the same three month period a year ago. As a percentage of gross sales, general and administrative expenses were 5.4% and 5.7% for the three and nine months ended November 30, 1999 and were 5.0% and 5.7% for the three and nine months ended November 30, 1998. These expenses are not always directly affected by sales, thus analysis of general and administrative expenses solely as a percentage of gross sales can be misleading.

Interest expense declined 59.6% to $37,900 for the first nine months of fiscal year 2000 when compared with the $93,900 interest expenses for the first nine months of fiscal year 1999. Interest expense for the third quarters of these two fiscal years was $7,200 and $33,100 respectively, a decline of 78.2%. The interest rate was 1/4 of 1% to 3/4 of 1% lower during the first nine months of fiscal year 2000 when compared with the same time period of fiscal year 1999. The average amounts borrowed during the three months ended and nine months ended November 30, 1999 were $385,700 and $647,200 respectively, compared with $1,590,500 and $1,462,400 for the same periods a year ago. The lower borrowing levels were the results of the Company's purchasing policies and inventory management practices. Sales in the Home Business Division, which are cash sales, also contributed to lower borrowing levels.

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

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

Information by industry segment for the three months and nine months ended November 30, 1999 and 1998 is set forth below:

                                        Publishing     UBAH        Other         Total
                                        ----------  ----------  ------------  -----------
Nine Months Ended November 30, 1999

  Net sales from external customers     $6,209,700  $7,127,700  $        --   $13,337,400
  Earnings before income taxes          $2,244,900  $1,827,600  $(2,413,800)  $ 1,658,700

Three Months Ended November 30, 1999

  Net sales from external customers     $1,931,200  $3,081,600  $        --   $ 5,012,800
  Earnings before income taxes          $  732,600  $  767,900  $ ( 819,800)  $   680,700

Nine Months Ended November 30, 1998

  Net sales from external customers     $6,400,000  $7,164,800  $        --   $13,564,800
  Earnings before income taxes          $2,412,500  $1,997,100  $(2,483,300)  $ 1,926,300

Three Months Ended November 30, 1998

  Net sales from external customers     $1,941,600  $3,512,100  $        --   $ 5,453,700
  Earnings before income taxes          $  744,800  $  932,300  $ ( 827,600)  $   849,500

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

The Company has evaluated its software applications, systems software, information technology ("IT") system and its non-IT systems. Management has determined that the various computer programs the Company uses in its operations are Year 2000 compliant. These programs include the following: inventory; accounts receivable; accounts payable; general ledger; shipping; order entry. The Informix database engine, which runs these programs, was not Year 2000 compliant. The Company acquired the necessary programs to bring the Informix database engine to Year 2000 compliance and has installed the programs on the Company's main system. The Company's ("IT") system and its non-IT system are now fully compliant. Total costs to become Y2K compliant were $40,000 for software and $5,000 for labor.

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

EDUCATIONAL DEVELOPMENT CORPORATION
---------------------------------------------------

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

Date:   January 3, 2000
     ---------------------