Form 10-K
period 2000-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2000-05-12
CIK 31667

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 29, 2000

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

                            Yes   X      No___
                                 ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of April 18, 2000, 4,076,752 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 2,947,978 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 18, 2000, of these shares traded on the Nasdaq National Market, was approximately $8,797,872.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 22, 2000.

                               TABLE OF CONTENTS


FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................    3
PART I
Item 1.   Business....................................................................................    3
Item 2.   Properties..................................................................................    6
Item 3.   Legal Proceedings...........................................................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........................................    6
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................    6
Item 6.   Selected Financial Data.....................................................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations           7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................   11
Item 8.   Financial Statements and Supplementary Data.................................................   11
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   11
PART III
Item 10.  Directors and Executive Officers of the Registrant..........................................   11
Item 11.  Executive Compensation......................................................................   12
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................   12
Item 13.  Certain Relationships and Related Transactions..............................................   12
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   13

                      EDUCATIONAL DEVELOPMENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                     FOR THE YEAR ENDED FEBRUARY 29, 2000



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


                                    PART 1
                                    ------
Item 1.  BUSINESS
------   --------

(a)  General Development of Business
     -------------------------------

     Educational Development Corporation ("EDC" or the "Company"), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the exclusive trade publisher of a line of children's books produced in the United Kingdom by Usborne Publishing Limited.

     The Company was incorporated on August 23, 1965. The Company's original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

     During Fiscal Year ("FY") 2000 the Company operated two divisions: Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs and direct sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

     Significant Events During Fiscal Year 2000
     ------------------------------------------

     There were no significant events during fiscal year 2000.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

     See part II, Item 8 - Financial Statements and Supplementary Data

(c)  Narrative Description of Business
     ---------------------------------

(i)  General

     The principal product of both the Home Business Division and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,000 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Presently 61 different Kid Kits are available.

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

(ii) Industry Segments

       (a) Home Business Division

           The Home Business Division markets the Usborne line of approximately 1,000 titles and 61 Kid Kits through a combination of direct sales, home parties and book fairs sold through a network marketing system. The Division also sells to school and public libraries.

       (b) Publishing Division

           The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

(iii)  Research and Development

           During fiscal year 2000 the Company spent approximately $120,000 in development of a new product, "Make Reading Fun", a fully interactive reading and phonics program. The Company expects to begin sales of this product during the second quarter of FY 2001.

(iv)   Marketing

       (a) Home Business Division

           The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties and book fairs. The division had approximately 3,600 consultants in 50 states at February 29, 2000.

       (b)  Publishing Division

           The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This Division markets to approximately 12,000 book, toy and specialty stores. Significant orders have been received from major book chains. During fiscal year 2000 the division continued to make further inroads into mass merchandising outlets such as drug, department and discount stores.

(v)    Competition

       (a) Home Business Division

           The Home Business Division faces significant competition from several other direct selling companies which have more financial resources. Federal and state funding cuts to schools affect the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division's future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress. Management believes its superior product line will enable this Division to be highly competitive in its market area.

       (b) Publishing Division

           The Publishing Division faces strong competition from large U.S. and international companies which have more financial resources. Industry sales of juvenile paperbacks are over $660 million annually. The Publishing Division's sales are approximately 1.2% of industry sales. Competitive factors include product quality, price and deliverability. Possible funding cuts to schools would not impact the Publishing Division as it does not sell to this market. Management believes this Division can compete well in its market area.

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

(viii) Trademarks, Copyrights and Patents

          (none)

(ix)   Employees

           As of April 1, 2000, the Company had 62 full-time employees and 1 part-time employee. The Company believes its relations with its employees to be good.

Item 2.   PROPERTIES
------    ----------

          The Company is located at 10302 E. 55th PL, Tulsa, Oklahoma. The Company leases approximately 80,400 square feet of office and warehouse space under a five year renewable lease which expires June 30, 2004.

          The Company's operating facility is well maintained, in good condition and is adequately insured. Equipment items are well maintained and in good operating condition consistent with the requirement of the Company's business. The Company believes that its operating facility meets both its present need and its needs for future expansion.

Item 3.   LEGAL PROCEEDINGS
------    -----------------

          The Company is not a party to any material pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

          There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.


                                    PART II
                                    -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------    -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 2000 and 1999, as reported by the National Association of Securities Dealers, Inc., were as follows:


                    2000                        1999
             ------------------         --------------------
Period       High         Low           High          Low
------       ----         ---           ----          ---
1st Qtr...    2.75        2.375         5.625          4.375
2nd Qtr...     3.0         2.50         4.375          2.625
3rd Qtr...   4.969          3.0         2.875         2.1875
4th Qtr...     4.0        2.625           3.0         2.1875

The number of shareholders of record of EDC's common stock at April 18, 2000 was 1184.

The Company paid a $0.02 per share annual dividend during fiscal year 2000 and fiscal year 1999. The Company will pay a $0.02 annual dividend during fiscal year 2001.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                   YEARS ENDED FEBRUARY 28 (29)
                                 ---------------------------------------------------------------
                                     2000         1999         1998         1997        1996
                                 -----------  -----------  -----------  -----------  -----------
Net Sales                        $16,851,261  $16,671,385  $19,343,362  $21,239,507  $19,253,467
                                 -----------  -----------  -----------  -----------  -----------

Earnings From Continuing
 Operations (1)                  $ 1,079.028  $ 1,297,493  $ 1,704,568  $ 1,630,088  $ 1,805,335
                                 -----------  -----------  -----------  -----------  -----------

Net Earnings                     $ 1,079,028  $ 1,297,493  $ 1,704,568  $ 1,630,088  $ 1,478,714
                                 -----------  -----------  -----------  -----------  -----------

Earnings From Continuing
 Operations Per Common Share
  Basic                          $       .25  $       .26  $       .33  $       .31  $       .40
                                 -----------  -----------  -----------  -----------  -----------
  Diluted                        $       .24  $       .26  $       .32  $       .31  $       .34
                                 -----------  -----------  -----------  -----------  -----------

Net Earnings Per Common Share
  Basic                          $       .25  $       .26  $       .33  $       .31  $       .33
                                 -----------  -----------  -----------  -----------  -----------
  Diluted                        $       .24  $       .26  $       .32  $       .31  $       .28
                                 -----------  -----------  -----------  -----------  -----------

Total Assets                     $12,340,022  $12,339,594  $13,597,500  $13,365,369  $16,422,068
                                 -----------  -----------  -----------  -----------  -----------

Cash Dividends Declared
 Per Common Share                $       .02  $       .02  $       .01           --           --
                                 -----------  -----------  -----------  -----------  -----------

(1) Effective February 29, 1996 the Company discontinued its School Division. The operating results of the School Division were reported as discontinued operations in 1996 and 1995.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          (a)  Results of Operations
               ---------------------

FY 2000
-------

     The Home Business Division's net sales increased slightly during FY 2000 when compared with FY 1999. The months of January and February 2000 were especially strong when compared with the same two months last year. During the past two years, this division has experienced sales declines which the Company believes was primarily due to a reduction in the compensation structure made in October 1996. This change was not well received by the field sales force. In June 1997 and May 1998 the Company made enhancements to the compensation program. The Company believes its compensation program is competitive with industry leaders. The division will offer during FY 2001 new and exciting incentive programs as well as several travel contests and regional training seminars throughout the country. The Company believes these programs will help attract new consultants as well as retain existing consultants. The Home Business Division has also introduced a leadership skills program for supervisors. The Home Business Division's fourth National Seminar will be held in June 2000. Management is hopeful that the current year increase in net sales indicates that recent improvements in the compensation programs have brought a halt to the two year decline in net sales.

     The Publishing Division's net sales increased 2.1% in FY 2000 when compared with FY 1999. Increased volumes and increased market penetration contributed to the increase in net sales. The Company has an aggressive in-house telephone sales force which maintains contact with over 12,000 customers. During FY 2000 the telesales force opened up 675 new accounts compared with 637 new accounts opened in FY 1999. The Company offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 220 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,307 of these attractive racks in retail stores throughout the country at the end of FY 2000 compared with 3,098 at the end of FY 1999. National chains continue to dominate the bookstore market, resulting in fewer independent bookstores. The closing of these independent bookstores, an important market to the Company, has a negative impact on sales. To counter this, the Company last year restructured sales and marketing coverage on the national chains in order to increase market share. Independent toy retailers have also experienced increased competition from national chains, resulting in lower sales in this market segment. The gift market has considerable potential for the Company and the Company continues to develop its presence in this segment of the book market. The Company attends many major national trade shows throughout the country to further enhance product visibility. For these reasons management is optimistic that the Publishing Division can maintain its market share.

     Cost of sales increased 3.9% for FY 2000 when compared with FY 1999. Cost of sales as a percentage of gross sales was 26.2% in FY 2000 versus 26.0% for FY 1999. Cost of sales as a percentage of gross sales fluctuates with the mix of products sold during a given year. Management believes its percentage of cost of sales in FY 2001 will remain consistent with FY 2000.

     Operating and selling expenses increased 3.4% during FY 2000 when compared with FY 1999. As a percent of gross sales, these costs were 12.1% for FY 2000 compared with 12.0% in FY 1999. Higher freight costs, the result of increases in sales and an increase in rates by the delivery carrier, contributed to increased operating and selling costs for both the Publishing Division and the Home Business Division. Increased credit card fees in the Home Business Division, the direct result of increased sales, also contributed to the increase in operating and selling expenses. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales in FY 2001.

     Sales commissions declined 1.3% during FY 2000 when compared with FY 1999. As a percentage of gross sales, these costs were 12.3% in FY 2000 compared to 12.8% for FY 1999. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division that makes the sale. While net sales in the Publishing Division increased during FY 2000, the Division's commission expense decreased 45%, the result of the changing sales market from independent bookstores to the national chains. Offsetting this decline in commission expense was an increase in sales commission expense in the Home Business Division, the result of an increase in sales and a higher commission structure than offered in the Publishing Division.

     General and administrative expenses increased less than 1.0% during FY 2000 when compared with FY 1999. As a percentage of gross sales, these expenses were 6.1% and 6.3% for FY 2000 and FY 1999 respectively. General and administrative expenses are not always directly affected by sales, so comparison of these expenses as a percentage of gross sales can be misleading. An increase in depreciation expense in the MIS department contributed to the increase in general and administrative expenses.

     Interest expense declined 52.9% in FY 2000 when compared with FY 1999. As a percentage of gross sales, interest expense was 0.2% in FY 2000 versus 0.4% for FY 1999. The decrease in interest expense during FY 2000 was the result of lower borrowing levels due to improved cash flows during the year.

FY 1999
-------

     The Home Business Division's sales decreased 17.3% during FY 1999 when compared with FY 1998. The Company believed this decrease was primarily the result of a reduction in the compensation structure, which was effective October 1, 1996, and was not well received by the field sales force. The compensation structure was enhanced in June 1997 and the downturn in sales was slowed. In May 1998 the Company made additional enhancements to the compensation structure. The new program created an additional level of compensation and was designed to encourage participation at all levels of the organization. Several travel contests were conducted and regional training seminars were held throughout the country. The Home Business Division's third National Seminar was held in June 1999.

     The Publishing Division's net sales decreased 9.4% in FY 1999 when compared with FY 1998. This decline in net sales was attributed to changing market conditions. National chains increasingly dominate the bookstore market, which in turn has resulted in fewer independent bookstores. The closings of these independent bookstores, an important market for the Company, have led to lower sales. The Company restructured sales and marketing coverage on the national chains in order to increase market share. Independent toy retailers have also experienced increased competition from national discount chains, resulting in lower sales in this market segment. An increase in the number of front list titles increased sales opportunities in FY 2000. The gift market has considerable potential for the Company and the Company increased its gift trade show schedule by 50% to take advantage of this opportunity. The Company's aggressive in-house telephone sales force maintained contact with over 11,000 customers. During FY 1999 the telesales force opened up 637 new accounts compared with 525 during FY 1998. The Company offered two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 220 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Kid Kits. There were 3,098 of these attractive racks in retail stores throughout the country at the end of FY 1999 compared with 3,000 in FY 1998. The Company attends several major national trade shows throughout the year to further enhance product visibility.

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

     Sales commissions decreased 12.9% for FY 1999 compared with FY 1998. As a percentage of gross sales, these costs were 12.8% in FY 1999 compared to 12.8% for FY 1998. Sales commissions as a percentage of gross sales is determined by the product mix sold, as the commission rates vary with the product being sold and the division which makes the sale. The Home Business Division had a higher commission percentage and the lower sales in this division contributed to the decrease in FY 1999 sales commissions. The revised marketing plan which went into effect in June 1997 for the Home Business Division partially offset the decrease in sales commissions. Effective May 1, 1998 management added a recruiting bonus program in the Home Business Division which resulted in increased commission expense for FY 1999, offset by a decline in total commission expense as a result of decreased sales.

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

     (b)  Financial Position
          ------------------

     Working capital was $7.6 million for fiscal year end 2000 and $8.7 million for fiscal year end 1999. Increases in payables and short-term bank debt contributed to the decrease in working capital at fiscal year end 2000. The Company pays interest on its bank promissory note monthly from current cash flows. Management expects its financial position to remain strong and to increase working capital during the next fiscal year.

     (c)  Liquidity and Capital Resources
          -------------------------------

     Management believes the Company's liquidity at February 29, 2000, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during fiscal year 2001. Capital expenditures are expected to be less than $750,000 in fiscal year 2001. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements and additions to the warehouse shipping system.

     Effective June 30, 1999 the Company signed a Restated Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2000. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (8.5% at February 29, 2000). The note is collateralized by substantially all of the assets of the Company. At February 29, 2000 the Company had $1,278,000 in borrowings. Available credit under the revolving credit agreement was $2,222,000 at February 29, 2000.

     The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company plans to renew this facility when it matures June 30, 2000. The Company believes its borrowing capacity under this line to be adequate for the next several years.

     The Company generated cash from operating activities during fiscal year 2000. Accounts receivable increased during fiscal year 2000, the result of higher sales in the Publishing Division. The Company plans to continue to maximize its collection efforts in order to maintain cash flows.

     Inventory levels increased 1.0% from fiscal year end 1999 to fiscal year end 2000, the result of the Company's continued efforts of monitoring inventory levels to ensure that adequate inventory is on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately each year as new titles are added to the product line.

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

     Cash used in investing activities during fiscal year 2000 was primarily for additional computer equipment and software and additions to the warehouse flow rack shipping system.

     The short-term bank loan increased during fiscal year 2000 as the Company continued its stock buyback program.

     During the year the Company continued the stock buyback program by purchasing 874,087 shares of its common stock at a cost of $2,516,232. The Company paid a divided of $0.02 per share or $86,311.

     (d)  New Accounting Standards
          ------------------------

     Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning March 1, 2001. The Company is currently evaluating SFAS No. 133, but does not expect its adoption will have a material impact on its consolidated financial statements.

     (e)  Year 2000 Matters
          -----------------

     The Company encountered only minor problems with the date change from 1999 to 2000 and experienced no business disruptions. The total costs involved in preparation for the year 2000 date change was $45,000, comprised of $40,000 software costs and $5,000 labor costs.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------
          The Company does not have any material market risk.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

          The information required by this Item 8 begins at page F-1, following page 17 hereof.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 29, 2000.


                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

          (a)  Identification of Directors
               ---------------------------

          The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on June 22, 2000.

          (b)  Identification of Executive Officers
               ------------------------------------

          The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                             Office
       Name                       Office                   Held Since       Age
       ----                       ------                   ----------       ---
Randall W. White           Chairman of the Board,             1986          58
                           President and Treasurer

W. Curtis Fossett          Controller and                     1989          54
                           Corporate Secretary

Michael L. Puhl*           Vice President - Operations        1998          44

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

          (c)  Compliance With Section 16 (a) of the Exchange Act
               --------------------------------------------------

          The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Compliance With Section 16
(a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 22, 2000.

Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------

          The information required by this Item 11 is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 22, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT
          ----------

          The information required by this Item 12 is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 22, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The information required by this Item 13 is furnished by incorporation by reference to all information under the caption "Transactions with Management and Others" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 22, 2000.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------


          (a)  The following documents are filed as part of this
                 report:
          1.   Financial Statements                                     Page
               --------------------                                    ------

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

          10.1 Educational Development Corporation Incentive Stock Option Plan of 1981, is incorporated herein by reference to Exhibit 10.9 to Form 10-K for fiscal year ended February 28, 1982 (File No. 0-
                4957).

          10.2 Agreement by and among the Company, Usborne Publishing Ltd., and Hayes Books, Inc., dated May 17, 1983, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for fiscal year ended February 29, 1984 (File No. 0-4957).

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

          10.7 Lease Agreement by and between the Company and James D. Dunn dated March 1, 1991, is incorporated herein by reference to
                Exhibit 10.12 to Form 10-K dated February 28, 1991 (File No. 0-
                4957).

          10.8 Agreement for Exchange of Contract Rights and Securities by and between the Company and Robert D. Berryhill dated October 1, 1990, is incorporated herein by reference to Exhibit 10.1 to Form 10-K dated February 28, 1991 (File No. 0-4957).

          10.9 Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to
                Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-
                4957).

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

          10.22 First Amendment dated June 30, 1997 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.22 to Form 10-K dated February 28, 1998 (File No. 0-4957).

          10.23 Second Amendment dated June 30, 1998 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit
                  10.23 to Form 10-K dated February 28, 1999 (File No. 0-4957).

          *10.24 Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK.

          *10.25 Lease agreement by and between the Company and James D. Dunn dated July 1, 1999.

          *23.    Independent Auditors' Consent

     __________
        *Filed Herewith

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

                      EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 12, 2000      By  /s/ W. Curtis Fossett
                           -----------------------------------------
                             W. Curtis Fossett
                             Principal Financial
                             and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 12, 2000          /s/ Randall W. White
                         ----------------------------------
                             Randall W. White
                             Chairman of the Board
                             President, Treasurer and
                             Director


       May 12, 2000          /s/ Robert D. Berryhill
                         ----------------------------------
                             Robert D. Berryhill, Director


       May 12, 2000          /s/ Dean Cosgrove
                         ----------------------------------
                             G. Dean Cosgrove, Director


       May 12, 2000          /s/ James F. Lewis
                         ----------------------------------
                             James F. Lewis, Director


       May 12, 2000          /s/ John M. Lare
                         ----------------------------------
                             John M. Lare, Director


       May 12, 2000          /s/ W. Curtis Fossett
                         ----------------------------------
                             W. Curtis Fossett
                             Principal Financial
                             and Accounting Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation as of February 29, 2000 and February 28, 1999, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


Tulsa, Oklahoma
April 4, 2000

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

ASSETS                                                                        2000           1999
CURRENT ASSETS:
   Cash and cash equivalents                                              $   214,321    $   210,931
   Accounts receivable, less allowances for doubtful accounts and
      sales returns $209,466 (2000) and $189,556 (1999)                     2,020,454      1,842,616
   Inventories - Net                                                        8,364,096      8,486,674
   Prepaid expenses and other assets                                          220,381        220,032
   Income taxes receivable                                                          -         55,077
   Deferred income taxes                                                      137,700        121,800
                                                                          -----------    -----------
             Total current assets                                          10,956,952     10,937,130

INVENTORIES                                                                 1,280,000      1,060,000

PROPERTY AND EQUIPMENT - Net                                                   85,270        342,464

DEFERRED INCOME TAXES                                                          17,800              -
                                                                          -----------    -----------

                                                                          $12,340,022    $12,339,594
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                                   $ 1,278,000    $   756,000
   Accounts payable                                                         1,681,601      1,095,771
   Accrued salaries and commissions                                           258,123        243,030
   Other current liabilities                                                  102,966        149,115
   Income tax payable                                                          46,923              -
                                                                          -----------    -----------
             Total current liabilities                                      3,367,613      2,243,916

DEFERRED INCOME TAXES                                                               -         56,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common stock, $0.20 par value; Authorized 6,000,000 shares;
      Issued 5,429,240 shares;
      Outstanding 4,167,389 (2000) and 4,873,254 (1999) shares              1,085,848      1,085,848
   Capital in excess of par value                                           4,410,066      4,410,066
   Retained earnings                                                        7,259,141      6,266,424
                                                                          -----------    -----------
                                                                           12,755,055     11,762,338
   Less treasury stock, at cost                                            (3,782,646)    (1,722,960)
                                                                          -----------    -----------
                                                                            8,972,409     10,039,378
                                                                          -----------    -----------

                                                                          $12,340,022    $12,339,594
                                                                          ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------

                                      2000          1999           1998
GROSS SALES                        $26,613,943   $25,889,212   $ 29,764,345
   Less discounts and allowances    (9,762,682)   (9,217,827)   (10,420,983)
                                   -----------   -----------   ------------
           Net sales                16,851,261    16,671,385     19,343,362
COST OF SALES                        6,984,387     6,724,539      7,771,311
                                   -----------   -----------   ------------
           Gross margin              9,866,874     9,946,846     11,572,051
                                   -----------   -----------   ------------

OPERATING EXPENSES:
   Operating and selling             3,224,442     3,118,179      3,389,317
   Sales commissions                 3,266,733     3,308,551      3,797,145
   General and administrative        1,634,027     1,619,635      1,543,348
   Interest                             45,401        96,427        156,149
                                   -----------   -----------   ------------
                                     8,170,603     8,142,792      8,885,959
                                   -----------   -----------   ------------

OTHER INCOME                            51,757       117,339        127,376
                                   -----------   -----------   ------------

EARNINGS BEFORE INCOME TAXES         1,748,028     1,921,393      2,813,468

INCOME TAXES                           669,000       623,900      1,108,900
                                   -----------   -----------   ------------

NET EARNINGS                       $ 1,079,028   $ 1,297,493   $  1,704,568
                                   ===========   ===========   ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                           $      0.25   $      0.26   $       0.33
                                   ===========   ===========   ============
   Diluted                         $      0.24   $      0.26   $       0.32
                                   ===========   ===========   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT SHARES
   OUTSTANDING:
   Basic                             4,364,608     5,036,574      5,216,076
                                   ===========   ===========   ============
   Diluted                           4,426,836     5,098,167      5,338,188
                                   ===========   ===========   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND 1998
-------------------------------------------------------------------------------

                                                  Common Stock
                                           (par value $.20 per share)
                                        -------------------------------
                                          Number of                             Capital in
                                           Shares                               Excess of         Retained
                                           Issued             Amount            Par Value         Earnings
BALANCE, MARCH 1, 1997                      5,424,240        $1,084,848         $4,403,242        $3,418,431

   Issuance of treasury stock                       -                 -                324                 -
   Purchases of treasury stock                      -                 -                  -                 -
   Sales of treasury stock                          -                 -                  -                 -
   Dividends paid ($0.01/share)                     -                 -                  -           (52,176)
   Net earnings                                     -                 -                  -         1,704,568
                                        -------------       -----------        -----------        ----------

BALANCE, FEBRUARY 28, 1998                  5,424,240         1,084,848          4,403,566         5,070,823

   Exercise of options at $1.50/share           5,000             1,000              6,500                 -
   Issuance of treasury stock                       -                 -                  -                 -
   Purchases of treasury stock                      -                 -                  -                 -
   Sales of treasury stock                          -                 -                  -                 -
   Dividends paid ($0.02/share)                     -                 -                  -          (101,892)
   Net earnings                                     -                 -                  -         1,297,493
                                        -------------       -----------        -----------        ----------

BALANCE, FEBRUARY 28, 1999                  5,429,240         1,085,848          4,410,066         6,266,424

   Issuance of treasury stock                       -                 -                  -                 -
   Purchases of treasury stock                      -                 -                  -                 -
   Sales of treasury stock                          -                 -                  -                 -
   Dividends paid ($0.02/share)                     -                 -                  -           (86,311)
   Net earnings                                     -                 -                  -         1,079,028
                                        -------------       -----------        -----------        ----------

BALANCE, FEBRUARY 29, 2000                  5,429,240        $1,085,848         $4,410,066        $7,259,141
                                        =============       ===========        ===========        ==========

                                                      Treasury Stock
                                              ----------------------------
                                               Number of                          Shareholders'
                                                Shares             Amount            Equity
BALANCE, MARCH 1, 1997                          223,543        $  (633,476)        $ 8,273,045

   Issuance of treasury stock                      (700)             2,069               2,393
   Purchases of treasury stock                   15,900            (85,364)            (85,364)
   Sales of treasury stock                      (46,641)           223,739             223,739
   Dividends paid ($0.01/share)                       -                  -             (52,176)
   Net earnings                                       -                  -           1,704,568
                                              ---------        -----------         -----------

BALANCE, FEBRUARY 28, 1998                      192,102           (493,032)         10,066,205

   Exercise of options at $1.50/share                 -                  -               7,500
   Issuance of treasury stock                      (400)             1,240               1,240
   Purchases of treasury stock                  376,832         (1,277,186)         (1,277,186)
   Sales of treasury stock                      (12,548)            46,018              46,018
   Dividends paid ($0.02/share)                       -                  -            (101,892)
   Net earnings                                       -                  -           1,297,493
                                              ---------        -----------         -----------

BALANCE, FEBRUARY 28, 1999                      555,986         (1,722,960)         10,039,378

   Issuance of treasury stock                      (200)               600                 600
   Purchases of treasury stock                  874,087         (2,516,232)         (2,516,232)
   Sales of treasury stock                     (168,022)           455,946             455,946
   Dividends paid ($0.02/share)                       -                  -             (86,311)
   Net earnings                                       -                  -           1,079,028
                                              ---------        -----------         -----------

BALANCE, FEBRUARY 29, 2000                    1,261,851        $(3,782,646)        $ 8,972,409
                                              =========        ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                     2000               1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                  $ 1,079,028        $ 1,297,493       $ 1,704,568
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                  299,179            308,805           296,803
      Loss on disposal                                                 1,199                535                 -
      Deferred income taxes                                          (90,000)            (7,200)          100,900
      Provision for doubtful accounts and sales returns              984,575          1,277,201           862,900
      Recovery of obsolete inventory reserve                               -                  -          (150,913)
      Stock issued for awards                                            600              1,240             2,393
      Changes in assets and liabilities:
         Accounts and income taxes receivable                     (1,107,336)          (995,790)         (885,224)
         Inventories                                                 (97,422)           855,556          (202,860)
         Prepaid expenses and other assets                              (349)          (124,353)          (25,378)
         Accounts payable, accrued salaries and
          commissions,
            and other current liabilities                            554,774         (1,072,379)         (522,029)
         Income tax payable                                           46,923                  -                 -
                                                                 -----------        -----------       -----------
            Total adjustments                                        592,143            243,615          (523,408)
                                                                 -----------        -----------       -----------

            Net cash provided by operating activities              1,671,171          1,541,108         1,181,160
                                                                 -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                               (43,184)           (56,166)          (43,963)
                                                                 -----------        -----------       -----------

             Net cash used in investing activities                   (43,184)           (56,166)          (43,963)
                                                                 -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                     6,899,000          7,000,000         8,484,900
   Payments under revolving credit agreement                      (6,377,000)        (7,120,000)       (9,618,900)
   Cash received from exercise of stock options                            -              7,500                 -
   Cash received from sale of stock                                  455,946             46,018           223,739
   Cash paid to acquire treasury stock                            (2,516,232)        (1,277,186)          (85,364)
   Dividends paid                                                    (86,311)          (101,892)          (52,176)
                                                                 -----------        -----------       -----------

             Net cash used in financing activities                (1,624,597)        (1,445,560)       (1,047,801)
                                                                 -----------        -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,390             39,382            89,396

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         210,931            171,549            82,153
                                                                 -----------        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $   214,321        $   210,931       $   171,549
                                                                 ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW
   INFORMATION:
   Cash paid for interest                                        $    41,251        $    98,482       $   164,519
                                                                 ===========        ===========       ===========
   Cash paid for income taxes                                    $   657,000        $   779,000       $   935,000
                                                                 ===========        ===========       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business - Educational Development Corporation (the "Company") distributes books and publications through its Publishing and Usborne Books at Home Divisions. The Company is the United States ("U.S.") trade publisher of books and related matters, published primarily in England, to book, toy and gift stores, libraries and home educators. The Company is also involved in the production and publishing of new book titles. The English publishing company is the Company's primary supplier. The Company sells to its customers, located throughout the U.S., primarily on standard credit terms.

   Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
   Actual results could differ from those estimates.

   Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash on deposit in banks.

   Accounts Receivable - Accounts receivable at February 29, 2000 and February 28, 1999, include approximately $151,000 and $148,000, respectively, due from directors of the Company.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

   Property and Equipment - Property and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from two to five years.

   During the fourth quarter of fiscal year 2000, the Company changed the estimated life on certain property and equipment. This resulted in an increase in depreciation expense in the fourth quarter of approximately $30,000. Management expects that the book value of the property and equipment on hand as of February 29, 2000 will be fully depreciated by the end of the first quarter of fiscal year 2001.

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

   Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

   The following reconciles the diluted earnings per share:

                                                             Year Ended
                                                            February 29,      Year Ended February 28,
                                                                              -----------------------
                                                               2000              1999         1998
     Diluted Earnings Per Share:
        Net earnings applicable to common shareholders      $1,079,028        $1,297,493   $1,704,568
                                                            ==========        ==========   ==========
     Shares:
        Weighted average shares outstanding - basic          4,364,608         5,036,574    5,216,076
        Assumed exercise of options                             62,228            61,593      122,112
                                                            ----------        ----------   ----------

        Weighted average shares outstanding - diluted        4,426,836         5,098,167    5,338,188
                                                            ==========        ==========   ==========

     Diluted Earnings Per Share                             $     0.24        $     0.26   $     0.32
                                                            ==========        ==========   ==========

   Fair Value of Financial Instruments - For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's note payable to bank is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

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

   New Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning March 1, 2001. The Company is currently evaluating SFAS No. 133, but does not expect its adoption will have a material impact on its financial statements.

   Reclassifications - Reclassifications were made to certain 1999 balances to conform with the 2000 presentation.

2. INVENTORIES

   Inventories consist of the following:

                                             February 29,      February 28,
                                                 2000              1999
     Current:
        Book inventory                        $8,487,828        $8,610,406
        Reserve for obsolescence                (123,732)         (123,732)
                                              ----------        ----------

     Inventories net - current                $8,364,096        $8,486,674
                                              ==========        ==========

     Inventories - non-current                $1,280,000        $1,060,000
                                              ==========        ==========

     The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                    February 29,  February 28,
                                                        2000          1999

     Computer equipment                             $   838,075   $   802,899
     Warehouse and office equipment                     476,324       471,438
     Furniture, fixtures and other                      101,335       101,335
                                                    -----------   -----------
                                                      1,415,734     1,375,672
     Less accumulated depreciation and amortization  (1,330,464)   (1,033,208)
                                                    -----------   -----------

                                                    $    85,270   $   342,464
                                                    ===========   ===========

4. NOTE PAYABLE

   The note payable to bank is under a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus .25% (8.5% and 7.75% at February 29, 2000 and February 28, 1999, respectively), collateralized by substantially all assets of the Company, maturing on June 30, 2000. At February 29, 2000 and February 28, 1999, the Company had $1,278,000 and $756,000, respectively, in borrowings under the revolving credit agreement. Available credit under the revolving credit agreement was $2,222,000 at February 29, 2000. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with or has obtained waivers for all restrictive covenants. The Company intends to renew the bank agreement or obtain other financing upon maturity.

   For each of the three years in the period ended February 29, 2000, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                                 Year Ended
                                                February 29,           Year Ended February 28,
                                                                     ----------------------------
                                                   2000                1999              1998
     Note payable to bank:
       Largest amount borrowed                  $1,369,000           $2,306,000        $2,860,000
       Average amount borrowed                     650,702            1,343,549         1,766,813
       Weighted average interest rate                  8.0%                 8.3%              8.5%

5. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 29, 2000 and February 28, 1999 are as follows:

                                                                                February 29,   February 28,
                                                                                    2000           1999
     Current:
        Deferred tax assets:
          Allowance for doubtful accounts                                         $ 42,300        $ 34,600
          Inventories                                                               72,000          48,300
          Expenses deducted on the cash basis for income tax purposes               23,400          23,400
          Change in accounting method                                                    -          15,500
                                                                                  --------        --------

     Deferred tax asset                                                           $137,700        $121,800
                                                                                  ========        ========
     Noncurrent:
        Deferred tax asset - Property and equipment                               $ 17,800        $      -
        Deferred tax liability - Property and equipment                                  -         (56,300)
                                                                                  --------        --------

     Deferred tax asset (liability)                                               $ 17,800        $(56,300)
                                                                                  ========        ========

   Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

   The components of income tax expense are as follows:

                                         February 29,         February 28,
                                                        -----------------------
                                            2000          1999          1998
     Current:
        Federal                           $645,200      $536,500     $  856,900
        State                              113,800        94,600        151,100
                                          --------      --------     ----------
                                           759,000       631,100      1,008,000

     Deferred:
        Federal                            (76,500)       (6,100)        85,800
        State                              (13,500)       (1,100)        15,100
                                          --------      --------     ----------
                                           (90,000)       (7,200)       100,900
                                          --------      --------     ----------

           Total income tax expense       $669,000      $623,900     $1,108,900
                                          ========      ========     ==========

   The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense:

                                                      Year Ended
                                                     February 29,       Year Ended February 28,
                                                                      --------------------------
                                                        2000            1999              1998
     Tax expense at federal statutory rate            $594,000        $653,000        $  957,000
     State income tax, net of federal tax benefit       70,000          66,000           116,000
     Other                                               5,000         (95,100)           35,900
                                                      --------        --------        ----------

                                                      $669,000        $623,900        $1,108,900
                                                      ========        ========        ==========

6. EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan which incorporates the provisions of
   Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $33,477, $27,291 and $27,113 in fiscal years 2000, 1999 and 1998, respectively.

7. COMMITMENTS

   The Company leases its office and warehouse facilities under a noncancelable operating lease which expires in June 2004. Total rent expense related to these facilities was $232,980 in fiscal 2000 and $225,960, in both fiscal 1999 and 1998.

   Future minimum lease payments are as follows:

     Year Ending
     February 28,
     2001                                                      $  240,000
     2002                                                         240,000
     2003                                                         240,000
     2004                                                         240,000
     2005                                                          80,000
                                                               ----------

                                                               $1,040,000
                                                               ==========

   At February 29, 2000, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,868,000.

8. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

   In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan "Incentive Plan." A total of 1,000,000 stock options are authorized to be granted under the 1992 Plan.

   Options granted under the Incentive Plan vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 29, 2000 expire in 2003 through 2009.

   A summary of the status of the Company's Incentive Plan as of February 29, 2000 and February 28, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                             2000                          1999                          1998
                                   -----------------------      ------------------------      -------------------------
                                                 Weighted                      Weighted                      Weighted
                                                  Average                       Average                       Average
                                                 Exercise                      Exercise                      Exercise
                                     Shares        Price           Shares        Price           Shares        Price
     Outstanding at
        Beginning of Year              490,000      $ 3.51           328,500      $ 3.06           309,800      $ 3.79

     Granted                            40,000        2.50           171,700        4.34           140,600        4.03

     Exercised/canceled                (22,600)      (3.77)          (10,200)      (2.77)         (121,900)      (6.02)
                                       -------      ------           -------      ------          --------      ------

     Outstanding at End of Year        507,400      $ 3.42           490,000      $ 3.51           328,500      $ 3.06
                                       =======      ======           =======      ======          ========      ======

   The following table summarizes information about stock options outstanding at February 29, 2000:

                               Number
   Range of                  Outstanding                  Weighted
   Exercise                at February 29,            Average Remaining           Weighted Average
    Prices                      2000              Contractual Life (Years)         Exercise Price
    ------                      ----              -----------------------          --------------
    $1.375 - $1.50               79,000                     3                           $1.41
        $  2.50                  55,000                     9                            2.50
        $  3.13                 100,000                     4                            3.13
        $  3.81                  21,500                     8                            3.81
        $  4.00                 116,700                     7                            4.00
        $  4.63                 135,200                     8                            4.63
                                -------                    ---                          -----

                                507,400                     6                           $3.42
                                =======                    ===                          =====

   All options outstanding are exercisable at February 29, 2000.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended February 29, 2000 and February 28, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                                 2000             1999             1998
     Net earnings - as reported                               $1,079,028       $1,297,493       $1,704,568
                                                              ==========       ==========       ==========
     Net earnings - pro forma                                 $1,038,582       $1,104,347       $1,636,618
                                                              ==========       ==========       ==========

     Earnings per share - as reported:
        Basic                                                 $     0.25       $     0.26       $     0.33
                                                              ==========       ==========       ==========
        Diluted                                               $     0.24       $     0.26       $     0.32
                                                              ==========       ==========       ==========

     Earnings per share - pro forma:
        Basic                                                 $     0.24       $     0.22       $     0.31
                                                              ==========       ==========       ==========
        Diluted                                               $     0.24       $     0.22       $     0.31
                                                              ==========       ==========       ==========

   The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2000; no dividend yield, expected volatility of 45%, risk free interest rate of 5.7% and expected lives of ten years; the following assumptions were used for options granted in 1999; no dividend yield, expected volatility of 50%, risk free interest rate of 5.06% and expected lives of four years; 1998, no dividend yield, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of four years.

9. SUPPLEMENTARY INFORMATION

   The activity in the allowances for doubtful accounts receivable, sales returns and inventory valuation for each of the three years in the period ended February 29, 2000 is as follows:

   Doubtful accounts receivable:

                                        Balance at          Amounts            Amounts            Balance
                                        Beginning          Charged to         Charged to          at End
       Year                              of Year            Expense            Reserve            of Year
       1998                                $ 91,900         $  60,000        $   (10,200)         $141,700
       1999                                 141,700            66,000           (119,144)           88,556
       2000                                  88,556            52,000            (32,090)          108,466

   Sales returns:

                                        Balance at          Amounts            Amounts            Balance
                                        Beginning          Charged to         Charged to          at End
       Year                              of Year            Expense            Reserve            of Year
       1998                                $101,000         $  802,900       $  (802,900)         $101,000
       1999                                 101,000          1,211,201        (1,211,201)          101,000
       2000                                 101,000            932,575          (932,575)          101,000

   Inventory valuation:

                                        Balance at          Amounts            Amounts            Balance
                                        Beginning          Charged to         Charged to          at End
       Year                              of Year            Expense            Reserve            of Year
       1998                               $301,100             $     -            $(150,913)            $150,187
       1999                                150,187              33,545              (60,000)             123,732
       2000                                123,732                   -                    -              123,732

   Charges to certain expense accounts for each of the three years in the period ended February 29, 2000 are shown below:


                                                           Year Ended
                                                          February 29,            Year Ended February 28,
                                                                                  ------------------------
                                                              2000                  1999           1998
       Maintenance and repairs                                  $27,043            $33,515        $30,919
       Taxes other than payroll and income taxes                 30,110             31,079         30,093
       Advertising costs                                         69,001             51,730         83,865

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the quarterly results of operations for the years ended February 29, 2000 and February 28, 1999:

                                                                                      Basic         Diluted
                                                                                     Earnings       Earnings
                                Net Sales       Gross Margin      Net Earnings       Per Share      Per Share
   2000
      First quarter             $ 4,122,100       $2,395,600       $  290,300          $0.06          $0.06
      Second quarter              4,202,500        2,397,400          313,600           0.07           0.07
      Third quarter               5,012,800        3,029,400          419,800           0.10           0.10
      Fourth quarter              3,513,861        2,044,474           55,328           0.02           0.01
                                -----------       ----------       ----------          -----          -----

   Total year                   $16,851,261       $9,866,874       $1,079,028          $0.25          $0.24
                                ===========       ==========       ==========          =====          =====

   1999
      First quarter             $ 4,160,700       $2,484,200       $  350,000          $0.07          $0.07
      Second quarter              3,950,400        2,253,900          307,000           0.06           0.06
      Third quarter               5,453,700        3,391,000          537,600           0.11           0.11
      Fourth quarter              3,106,585        1,817,746          102,893           0.02           0.02
                                -----------       ----------       ----------          -----          -----

   Total year                   $16,671,385       $9,946,846       $1,297,493          $0.26          $0.26
                                ===========       ==========       ==========          =====          =====

11.  BUSINESS SEGMENTS

     The Company has two reportable segments: Publishing and Usborne Books at Home ("UBAH"). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs. The UBAH Division also distributes to school and public libraries.

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

     Information by industry segment for the years ended February 29, 2000 and February 28, 1999 and 1998 is set forth below:

                                                Publishing          UBAH               Other            Total
       2000
       Net sales to external customers           $7,960,891      $ 8,890,370        $         -       $16,851,261
       Earnings before income taxes               2,811,887        2,181,300         (3,245,159)        1,748,028

       1999

       Net sales to external customers           $7,794,702      $ 8,876,683        $         -       $16,671,385
       Earnings before income taxes               2,848,749        2,365,204         (3,292,560)        1,921,393

       1998

       Net sales to external customers           $8,604,096      $10,739,266        $         -       $19,343,362
       Earnings before income taxes               3,309,603        2,894,612         (3,390,747)        2,813,468

                                                 * * * * * *