Form 10-Q
period 2000-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2000-07-06
CIK 31667

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2000.

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

                            Yes   X              No _____
                                -----

     As of May 31, 2000 there were 3,987,822 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1

BALANCE SHEETS

                                                    May 31, 2000  February 29, 2000
                                                    (unaudited)   -----------------
                                                    -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $   189,100   $   214,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 5/31/00 - $215,100
     2/29/00 - $209,500)                              2,458,500     2,020,400
   Inventories - Net                                  8,103,300     8,364,100
   Prepaid expenses and other assets                    255,500       220,400
   Deferred income taxes                                180,300       137,700
                                                    -----------   -----------
         Total current assets                        11,186,700    10,956,900

INVENTORIES                                           1,280,000     1,280,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     05/31/00 - $1,416,300; 2/29/00 - $1,330,500)          --          85,300

DEFERRED INCOME TAXES                                    21,900        17,800
                                                    -----------   -----------

                                                    $12,488,600   $12,340,000
                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                             $ 1,534,000   $ 1,278,000
   Accounts payable                                   1,570,500     1,681,600
   Accrued salaries and commissions                     316,800       258,100
   Income taxes                                         220,000        46,900
   Dividend payable                                      79,000          --
   Other current liabilities                            159,300       103,000
                                                    -----------   -----------
         Total current liabilities                    3,879,600     3,367,600

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,987,822 and
     4,167,389 shares)                                1,085,800     1,085,800
   Capital in excess of par value                     4,410,100     4,410,100
   Retained earnings                                  7,456,200     7,259,100
                                                    -----------   -----------
                                                     12,952,100    12,755,000
   Less treasury shares, at cost                     (4,343,100)   (3,782,600)
                                                    -----------   -----------
                                                      8,609,000     8,972,400
                                                    -----------   -----------

                                                    $12,488,600   $12,340,000
                                                    ===========   ===========

See notes to financial statements

STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three Months Ended May 31
                                             --------------------------
                                                2000            1999
                                             -----------    -----------
GROSS SALES                                  $ 6,742,000    $ 6,556,600
   Less discounts & allowances                (2,491,600)    (2,434,500)
                                             -----------    -----------

     Net sales                                 4,250,400      4,122,100
COST OF SALES                                  1,797,400      1,726,500
                                             -----------    -----------
     Gross margin                              2,453,000      2,395,600
OPERATING EXPENSES:
   Operating & selling                           760,300        785,300
   Sales commissions                             805,600        741,800
   General & administrative                      420,200        401,400
   Interest                                       34,000         13,000
                                             -----------    -----------
                                                 432,900        454,100
OTHER INCOME                                      14,600         15,800
                                             -----------    -----------

EARNINGS BEFORE INCOME TAXES                     447,500        469,900

INCOME TAXES                                     171,400        179,600
                                             -----------    -----------

NET EARNINGS                                 $   276,100    $   290,300
                                             ===========    ===========

BASIC AND DILUTED EARNINGS
   PER SHARE                                 $       .07    $       .06
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                     4,069,128      4,624,517
                                             ===========    ===========
     Diluted                                   4,121,164      4,659,489
                                             ===========    ===========

DIVIDENDS DECLARED PER
   COMMON SHARE                              $       .02    $       .02
                                             ===========    ===========

See notes to financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                  Common Stock
                           (par value $.20 per share)                                        Treasury Stock
                           -------------------------                                         --------------
                                  Number of                   Capital in                   Number
                                    Shares                    Excess of      Retained        of                     Shareholders'
                                    Issued        Amount      Par Value      Earnings      Shares       Amount         Equity
                                  ----------    ----------   -----------    ----------   ---------    -----------   -------------
BALANCE, MAR. 1, 2000              5,429,240    $1,085,800   $ 4,410,100    $7,259,100   1,261,851    $(3,782,600)   $ 8,972,400

Issuance of treasury stock              --            --            --            --          (333)         1,000          1,000
Purchases of treasury
   stock                                --            --            --            --       179,900       (561,500)      (561,500)

Dividend declared                       --            --            --         (79,000)       --             --          (79,000)

Net earnings                            --            --            --         276,100        --             --          276,100
                                   ---------    ----------   -----------    ----------   ---------    -----------    ------------
BALANCE, MAY 31, 2000              5,429,240    $1,085,800   $ 4,410,100    $7,456,200   1,441,418    $(4,343,100)   $ 8,609,000
                                   =========    ==========   ===========    ==========   =========    ===========    ============

See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended May 31
                                                            ---------------------------
                                                                2000           1999
                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                         $   280,900    $ 1,017,900

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                              (600)       (11,300)
                                                             -----------    -----------
     Net cash used in investing activities                          (600)       (11,300)
                                                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                 1,865,000      1,569,000
   Payments under revolving credit agreement                  (1,609,000)    (1,624,000)
   Cash paid to acquire treasury stock                          (561,500)    (1,088,200)
                                                             -----------    -----------

     Net cash used in financing activities                      (305,500)    (1,143,200)
                                                             -----------    -----------

Net Decrease in Cash and Cash Equivalents                        (25,200)      (136,600)
Cash and Cash Equivalents, Beginning of Period                   214,300        210,900
                                                             -----------    -----------
Cash and Cash Equivalents, End of Period                     $   189,100    $    74,300
                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                    $    27,900    $    10,900
                                                             ===========    ===========
   Cash paid for income taxes                                $    45,000    $      --
                                                             ===========    ===========

Supplemental Disclosure of Non Cash Operating Activities -
   Dividend declared                                         $    79,000    $    86,000
                                                             ===========    ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31,
------
2000 and 1999, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months ended May 31, 2000 and 1999, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 29, 2000.

Reclassifications were made to the 1999 balances to conform with 2000 presentation.

Note 2 - Effective June 30, 1999 the Company signed a Restated Credit and
------
Security Agreement with State Bank which provided a $3,500,000 line of credit. The line of credit was evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2000. The note bore interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (9.25% at May 31, 2000). The note was collateralized by substantially all of the assets of the Company. At May 31, 2000, the Company had $1,534,000 in borrowings. Available credit under the revolving credit agreement was $1,966,000 at May 31, 2000.

Effective June 30, 2000 the Company signed a First Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2001. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company.

Note 3 - Inventories consist of the following:
------

                                              May 31, 2000     February 29, 2000
                                              ------------     -----------------
          Current:
            Book Inventory                    $ 8,227,000         $ 8,487,800
            Reserve for Obsolescence             (123,700)           (123,700)
                                              ------------       ------------

          Inventories net - current           $ 8,103,300         $ 8,364,100
                                              ===========         ===========

          Inventories - non-current           $ 1,280,000         $ 1,280,000
                                              ===========         ===========

          The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

Note 4- Basic earnings per share is computed by dividing net earnings by the
------
weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares outstanding increased, when appropriate, for the number of common shares issuable upon exercise of stock options, computed using the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                                   Three Months Ended May 31,
                                                   --------------------------
                                                      2000            1999
                                                   ----------      ----------
         Net Earnings                              $  276,100      $  290,300
                                                   ==========      ==========

         Basic EPS:
             Weighted Average Shares Outstanding    4,069,128       4,624,517
                                                   ==========      ==========
         Basic EPS                                 $      .07      $      .06
                                                   ==========      ==========

         Diluted EPS:
             Weighted Average Shares Outstanding    4,069,128       4,624,517
             Assumed Exercise of Options               52,036          34,972
                                                   ----------      ----------
         Shares Applicable to Diluted Earnings      4,121,164       4,659,489
                                                   ==========      ==========
         Diluted EPS                               $      .07      $      .06
                                                   ==========      ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,430,819 shares of the Company's common stock at a total cost of $4,354,900 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

FINANCIAL CONDITION
-------------------

The financial condition of the Company remains strong. Working capital at May 31, 2000 was $7,307,100 compared to working capital of $7,589,300 at the end of fiscal year 2000. Accounts receivable increased 19.9% during the first quarter of fiscal year 2001. Several sizable orders were received during the first quarter of fiscal year 2001 with payment due during the second quarter, resulting in the increase in accounts receivable. Inventory levels declined 2.7% during the first quarter of fiscal year 2001. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. The note payable to the bank increased 20.0% during the first quarter of fiscal year 2001 as the Company paid its principal supplier and continued to repurchase stock. Accounts payable declined 6.6% during the first three months of fiscal year 2001. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable.

In April 2000 the Company declared a cash dividend of $0.02 per share to shareholders of record August 1, 2000, to be paid August 10, 2000.

Pre-tax margins were 10.5% for the first quarter ended May 31, 2000 compared with 11.4% for the three months ended May 31, 1999. Contributing to the lower pre-tax margins was an increase in sales discounts given during the first quarter of fiscal year 2001 as special promotions were offered to increase sales.

RESULTS OF OPERATIONS
---------------------

Revenues - Net sales from the Home Business Division were $2,178,700 for the
--------
three months ended May 31, 2000 compared with net sales of $2,024,500 for the three months ended May 31, 1999, an increase of 7.6%. The Company believes this increase resulted from the addition of new recruits and the retention of existing consultants. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company has been holding leadership skills programs for the supervisors. This program is designed to help supervisors build their business. Management is encouraged by this increase in net sales and is hopeful that it will continue.

Net sales from the Publishing Division were $2,071,700 for the three months ended May 31, 2000 compared with net sales of $2,097,600 for the three months ended May 31, 1999, a decrease of 1.2%. The juvenile paperback market is very competitive with sales over $660 million annually. The Publishing Division's annual sales are approximately 1.2% of industry sales. National chains increasingly dominate the bookstore market, resulting in fewer independent bookstores. The closing of these independent bookstores, an important market to the Company, contributed to the decline in net sales. The Company continues to explore the gift market and believes it offers considerable potential. Each year the Company attends several national trade shows throughout the country to promote its products. For these reasons Management believes the Company can maintain its market share in the highly competitive publishing market.

Operating Expenses - The Company's cost of sales for the three months ended May
------------------
31, 2000 was $1,797,400 compared with $1,726,500 for the same three months last year, an increase of 4.1%. Cost of sales expressed as a percentage of gross sales was 26.7% and 26.3% respectively, for the three month periods ended May 31, 2000 and May 31, 1999. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses decreased 3.2% to $760,300 for the three months ended May 31, 2000 versus $785,300 for the three months ended May 31, 1999. These expenses expressed as a percentage of gross sales were 11.3% and 12.0% for the three month periods ended May 31, 2000 and May 31, 1999 respectively. A decline in shipping costs in the Publishing Division contributed to the decrease in selling and operating expenses.

Sales commissions increased 8.6% to $805,600 during the first quarter ended May 31, 2000 when compared with $741,800 for the first quarter ended May 31, 1999. These expenses expressed as a percentage of gross sales were 11.9% for the quarter ended May 31, 2000 versus 11.3% for the quarter ended May 31, 1999. Sales commissions will fluctuate depending upon the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs and rates. Commission expense increased in both the Publishing Division and the Home Business Division.

General and administrative expenses increased 4.7% to $420,200 for the three months ended May 31, 2000 when compared with $401,400 for the three months ended May 31, 1999. Expressed as a percentage of gross sales, general and administrative expenses for the period ended May 31, 2000 were 6.2% compared with 6.1% for the period ended May 31, 1999. Increases in salaries and benefits, primarily to existing employees, contributed to the increase in general and administrative expenses.

Interest expense increased 161.5% to $34,000 for the three months ended May 31, 2000 when compared with interest expense of $13,000 for the three months ended May 31, 1999. The average amount borrowed during the first quarter ended May 31, 2000 increased to $1,513,000 compared with an average amount borrowed of $657,600 for the first quarter ended May 31, 1999. The interest rate charged the Company on its borrowing ranged between 8.25% and 9.25% during the first quarter of fiscal year 2001 compared with 7.75% during the first quarter of fiscal year 2000. The increased borrowing levels and increased interest rates resulted in higher interest costs to the Company during the quarter ended May 31, 2000 when compared with the same quarter last year.

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

Information by industry segment for the three months ended May 31, 2000 and 1999 is set forth below:

                                         Publishing      UBAH        Other         Total
                                         ----------      ----        -----         -----
Three months Ended May 31, 2000

  Net sales from external customers      $2,071,700   $2,178,700   $      --     $4,250,400
  Earnings before income taxes              783,200      478,400    (814,100)       447,500

Three Months Ended May 31, 1999

  Net sales from external customers      $2,097,600   $2,024,500   $      --     $4,122,100
  Earnings before income taxes              770,500      500,900    (801,500)       469,900

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

          The Company does not have any material market risk.

PART II OTHER INFORMATION
-------------------------

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EDUCATIONAL DEVELOPMENT CORPORATION
                                 (Registrant)



                              By /s/ Randall W. White
                                 --------------------
                                 Randall W. White
                                 President

Date:  July 6, 2000
       ------------