Form 10-Q
period 2000-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2000-10-03
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2000.

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

         As of August 31, 2000 there were 3,915,652 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION


PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                            August 31, 2000     February 29, 2000
                                                              (unaudited)
                                                            --------------      -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                $      151,000      $      214,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 8/31/00 - $238,300
     2/29/00 - $209,500)                                         2,524,300           2,020,400
   Inventories - Net                                             8,304,700           8,364,100
   Prepaid expenses and other assets                               226,000             220,400
   Deferred income taxes                                           180,300             137,700
                                                            --------------      --------------
         Total current assets                                   11,386,300          10,956,900

INVENTORIES                                                      1,269,400           1,280,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     08/31/00 - $1,418,000; 2/29/00 - $1,330,500)                       --              85,300

DEFERRED INCOME TAXES                                               21,900              17,800
                                                            --------------      --------------

                                                            $   12,677,600      $   12,340,000
                                                            ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                     $    1,447,000      $    1,278,000
   Accounts payable                                              1,908,600           1,681,600
   Accrued salaries and commissions                                290,900             258,100
   Income taxes                                                     89,300              46,900
   Other current liabilities                                       153,600             103,000
                                                            --------------      --------------
         Total current liabilities                               3,889,400           3,367,600

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,915,652 and
     4,167,389 shares)                                           1,085,800           1,085,800
   Capital in excess of par value                                4,409,500           4,410,100
   Retained earnings                                             7,809,100           7,259,100
                                                            --------------      --------------
                                                                13,304,400          12,755,000
   Less treasury shares, at cost                                (4,516,200)         (3,782,600)
                                                            --------------      --------------
                                                                 8,788,200           8,972,400
                                                            --------------      --------------

                                                            $   12,677,600      $   12,340,000
                                                            ==============      ==============

See notes to financial statements

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF EARNINGS (UNAUDITED)

                                         Three Months Ended August 31,       Six Months Ended August 31,
                                           2000              1999               2000              1999
                                        ------------      ------------      ------------      ------------
GROSS SALES                             $  7,296,700      $  6,950,800      $ 14,038,700      $ 13,507,400
   Less discounts & allowances            (2,882,100)       (2,748,300)       (5,373,700)       (5,182,800)
                                        ------------      ------------      ------------      ------------
     Net sales                             4,414,600         4,202,500         8,665,000         8,324,600
COST OF SALES                              1,950,300         1,805,100         3,747,700         3,531,600
                                        ------------      ------------      ------------      ------------
     Gross margin                          2,464,300         2,397,400         4,917,300         4,793,000
                                        ------------      ------------      ------------      ------------
OPERATING EXPENSES:
   Operating & selling                       757,800           755,500         1,518,100         1,540,800
   Sales commissions                         759,700           738,600         1,565,300         1,480,400
   General & administrative                  349,100           387,200           769,300           788,600
   Interest                                   32,200            17,700            66,200            30,700
                                        ------------      ------------      ------------      ------------
                                           1,898,800         1,899,000         3,918,900         3,840,500
                                        ------------      ------------      ------------      ------------

OTHER INCOME                                   6,200             9,700            20,800            25,500
                                        ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES                 571,700           508,100         1,019,200           978,000

INCOME TAXES                                 219,000           194,500           390,400           374,100
                                        ------------      ------------      ------------      ------------

NET EARNINGS                            $    352,700      $    313,600      $    628,800      $    603,900
                                        ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                                $       0.09      $       0.07      $       0.16      $       0.14
                                        ============      ============      ============      ============
   Diluted                              $       0.09      $       0.07      $       0.16      $       0.13
                                        ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                 3,940,825         4,289,961         4,004,976         4,457,239
                                        ============      ============      ============      ============
     Diluted                               3,992,270         4,330,842         4,056,717         4,495,165
                                        ============      ============      ============      ============

DIVIDENDS DECLARED PER
   COMMON SHARE                         $         --      $         --      $       0.02      $       0.02
                                        ============      ============      ============      ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                               Common Stock
                         (par value $.20 per share)                                             Treasury Stock
                         -------------------------                                         -----------------------
                                   Number of                  Capital in                   Number
                                    Shares                    Excess of      Retained        of                       Shareholders'
                                    Issued        Amount      Par Value      Earnings      Shares        Amount          Equity
                                 -----------   -----------   -----------   -----------   -----------   -----------    -------------
BALANCE, MAR. 1, 2000              5,429,240   $ 1,085,800   $ 4,410,100   $ 7,259,100     1,261,851   $(3,782,600)   $ 8,972,400

Issuance of treasury stock                --            --            --            --          (583)        1,700          1,700
Purchases of treasury
   stock                                  --            --            --            --       254,470      (741,700)      (741,700)

Sales of treasury stock                   --            --          (600)           --        (2,150)        6,400          5,800

Dividends paid ($0.02 / share)            --            --            --       (78,800)           --            --        (78,800)

Net earnings                              --            --            --       628,800            --            --        628,800
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, AUG. 31, 2000             5,429,240   $ 1,085,800   $ 4,409,500   $ 7,809,100     1,513,588   $(4,516,200)   $ 8,788,200
                                 ===========   ===========   ===========   ===========   ===========   ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six Months Ended August 31
                                                                2000              1999
                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                      $       584,600    $     1,691,500

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                             (2,200)           (12,300)
                                                          ---------------    ---------------

     Net cash used in investing activities                         (2,200)           (12,300)
                                                          ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                  3,876,000          3,708,000
   Payments under revolving credit agreement                   (3,707,000)        (3,877,000)
   Cash received from sale of treasury stock                        5,800            273,500
   Cash paid to acquire treasury stock                           (741,700)        (1,680,200)
   Dividends paid                                                 (78,800)           (86,300)
                                                          ---------------    ---------------
     Net cash used in financing activities                       (645,700)        (1,662,000)
                                                          ---------------    ---------------
Net Increase (Decrease) in Cash and Cash Equivalents              (63,300)            17,200
Cash and Cash Equivalents, Beginning of Period                    214,300            210,900
                                                          ---------------    ---------------
Cash and Cash Equivalents, End of Period                  $       151,000    $       228,100
                                                          ===============    ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                 $        62,300    $        27,800
                                                          ===============    ===============
   Cash paid for income taxes                             $       394,800    $       366,000
                                                          ===============    ===============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months ended August 31, 2000 and 1999, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and six months ended August 31, 2000 and 1999, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 29, 2000.

SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. Management does not expect implementation of SAB 101 will have a significant effect on its financial statements.

Note 2 - Effective June 30, 2000 the Company signed a First Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2001. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (9.25% at August 31, 2000). The note is collateralized by substantially all the assets of the Company. Available credit under the revolving credit agreement was $2,053,000 at August 31, 2000.

Note 3 - Inventories consist of the following:

                                                            August 31, 2000     February 29, 2000
                                                            ---------------     -----------------
                Current:
                  Book Inventory                            $    8,428,400      $    8,487,800
                  Reserve for Obsolescence                        (123,700)           (123,700)
                                                            --------------      --------------

                Inventories net - current                   $    8,304,700      $    8,364,100
                                                            ==============      ==============

Inventories - non-current                                   $    1,269,400      $    1,280,000
                                                            ==============      ==============

                The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

Note 4- Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares outstanding increased, when appropriate, for the number of common shares issuable upon exercise of stock options, computed using the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION


The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                           Three Months Ended August 31,       Six Months Ended August 31,
                                              2000               1999             2000               1999
                                          -------------     -------------     -------------     -------------
Net Earnings                              $     352,700     $     313,600     $     628,800     $     603,900
                                          =============     =============     =============     =============

Basic EPS:
Weighted Average Shares Outstanding           3,940,825         4,289,961         4,004,976         4,457,239
                                          =============     =============     =============     =============
Basic EPS                                 $        0.09     $        0.07     $        0.16     $        0.14
                                          =============     =============     =============     =============

Diluted EPS:
Weighted Average Shares Outstanding           3,940,825         4,289,961         4,004,976         4,457,239
Assumed Exercise of Options                      51,445            40,881            51,741            37,926
                                          -------------     -------------     -------------     -------------
Shares Applicable to Diluted Earnings         3,992,270         4,330,842         4,056,717         4,495,165
                                          =============     =============     =============     =============
Diluted EPS                               $        0.09     $        0.07     $        0.16     $        0.13
                                          =============     =============     =============     =============

Since March 1, 1998, when the Company began its stock repurchase program, 1,505,389 shares of the Company's common stock at a total cost of $4,535,100 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at August 31, 2000 was $7,496,900 compared to working capital of $7,589,300 at the end of fiscal year 2000. Accounts receivable increased 23.9% during the first six months of fiscal year 2001. The Company's "fall special", which offered extended payment terms, began during the second quarter and contributed to the increase in accounts receivable. Inventories declined slightly during the first six months of the current fiscal year. The level of inventory will fluctuate throughout the year, depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. The note payable to the bank increased 13.2% during the first six months of the current fiscal year, the result of the Company's repurchasing its stock and payments made to the Company's principal supplier. Accounts payable increased 13.5% since February 29, 2000. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable.

The Company paid an annual dividend of $0.02 per share on August 10, 2000.

Pre-tax margins were 13.0% and 11.8% for the three months and six months ended August 31, 2000, respectively, compared with 12.1% and 11.7% for the same comparable periods last year.

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $4,252,900 for the six months ended August 31, 2000 compared with $4,046,100 for the six months ended August 31, 1999, an increase of 5.1%. Sales for the three months ended August 31, 2000 increased 2.6% to $2,074,200 versus $2,021,600 for the same three month period a year ago. The Company believes this increase resulted from the addition of new recruits and the retention of existing recruits. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company's leadership skills seminar, which was first offered last quarter, is designed to help supervisors build their business. Management is encouraged by the sales increases recorded in both the first and second quarters of fiscal year 2001 and is hopeful that it will continue.

EDUCATIONAL DEVELOPMENT CORPORATION

Net sales for the Publishing Division were $2,340,400 and $4,412,100 for the three months and six months ended August 31, 2000, respectively, increases of 7.3% and 3.1% over the same two periods last year. The Company believes that the "fall special", which offered extended payment terms, contributed to the increases in net sales. The juvenile paperback market, the Company's primary market, is very competitive with sales over $660 million annually. The Publishing Division's annual sales are approximately 1.2% of industry sales. National chains are increasingly dominating the bookstore market, resulting in fewer independent bookstores, an important market to the Company. Each year the Company participates in several national trade shows as well as regional trade shows throughout the country in order to promote its products. Management believes the Company can maintain its market share in the highly competitive publishing market.

Cost of Sales - The Company's cost of sales for the six months ended August 31, 2000 was $3,747,700, an increase of 6.1% over $3,531,600 for the six months ended August 31, 1999. Cost of sales expressed as a percentage of gross sales was 26.7% for the first six months ended August 31, 2000 compared with 26.1% for the same six month period a year ago. Cost of sales for the three months ended August 31, 2000 and 1999 were $1,950,300 and $1,805,100 respectively, an increase of 8.0%. These costs expressed as a percentage of gross sales were 26.7% and 26.0% for the second quarters of fiscal years 2001 and 2000 respectively. Cost of sales will fluctuate depending upon the product mix sold.

Operating Expenses - Operating and selling expenses for the six months ended August 31, 2000 decreased 1.5% to $1,518,100 when compared with the six months ended August 31, 1999. As a percentage of gross sales, these cost were 10.8% for the six month period ended August 31, 2000 and 11.4% for the same six month period last year. Operating and selling expenses for the three months ended August 31, 2000 increased 0.3% to $757,800 versus $755,500 for the three months ended August 31, 1999. As a percentage of gross sales, these costs were 10.4% and 10.9% for the quarters ended August 31, 2000 and 1999 respectively.

Sales commissions increased 5.7% to $1,565,300 for the six months ended August 31, 2000 versus $1,480,400 for the six months ended August 31, 1999. Sales commissions expressed as a percentage of gross sales were 11.1% and 11.0% for the six months ended August 31, 2000 and 1999 respectively. For the second quarter ended August 31, 2000, sales commissions increased 2.9% to $759,700 compared with $738,600 for the second quarter ended August 31, 1999. Expressed as a percentage of gross sales, sales commissions were 10.4% for the second quarter ended August 31, 2000 and 10.6% for the second quarter last year. Sales commissions will fluctuate depending upon the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and different commission programs and rates. Sales commissions increased in both the Home Business Division and the Publishing Division.

General and administrative expenses for the six months ended August 31, 2000 declined 2.4% to $769,300 when compared to $788,600 for the six months ended August 31, 1999. As a percentage of gross sales, general and administrative expenses were 5.5% and 5.8% for the six months ended August 31, 2000 and 1999 respectively. For the three months ended August 31, 2000, these expenses were $349,100, a decrease of 9.8% over the same quarter last year. Second quarter general and administrative expenses were 4.8% and 5.6% respectively of gross sales for the periods ended August 31, 2000 and 1999. The decline in general and administrative expenses was due to the elimination of depreciation expense during the second quarter when fixed assets became fully depreciated.

Interest expense rose 115.6% to $66,200 during the first six months ended August 31, 2000 when compared with $30,700 for the six months ended August 31, 1999. For the three months ended August 31, 2000, interest expense rose 81.9% to $32,200 compared with $17,700 for the three months a year ago. The average amount borrowed during the six months ended August 31, 2000 rose to $1,438,700 compared with $765,200 for the six months ended August 31, 1999. The interest rate charged the Company on its borrowings ranged form 8.50% to 9.25% during the first six months ended August 31, 2000 versus 7.75% to 8.25% for the six months ended August 31, 1999. The average amount borrowed and the interest rate charged to the Company was $1,364,400 and 9.25% for the quarter ended August 31, 2000 compared with $892,200 and 7.75% to 8.25% for the quarter ended August 31, 1999.

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

EDUCATIONAL DEVELOPMENT CORPORATION


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

Information by industry segment for the three months and six months ended August 31, 2000 and 1999 is set forth below:

                                              Publishing          UBAH            Other              Total
                                             ------------     ------------     ------------      ------------
SIX MONTHS ENDED AUGUST 31, 2000

     Net sales from external customers       $  4,412,100     $  4,252,900     $         --      $  8,665,000
     Earnings before income taxes            $  1,616,500     $    980,000     $ (1,577,300)     $  1,019,200

THREE MONTHS ENDED AUGUST 31, 2000

     Net sales from external customers       $  2,340,400     $  2,074,200     $         --      $  4,414,600
     Earnings before income taxes            $    833,300     $    501,600     $   (763,200)     $    571,700

SIX MONTHS ENDED AUGUST 31, 1999

     Net sales from external customers       $  4,278,500     $  4,046,100     $         --      $  8,324,600
     Earnings before income taxes            $  1,512,300     $  1,059,700     $ (1,594,000)     $    978,000

THREE MONTHS ENDED AUGUST 31, 1999

     Net sales from external customers       $  2,180,900     $  2,021,600     $         --      $  4,202,500
     Earnings before income taxes            $    741,800     $    558,800     $   (792,500)     $    508,100


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk.

PART II OTHER INFORMATION

Item 5. OTHER INFORMATION

         The Company's major competitor, Dorling Kindersley Family Library
(DKFL), ceased operations August 31, 2000. Dorling Kindersley, a publisher of children's books, competed in the same markets as the Company. Their Family Library Division was in direct competition with the Company's direct selling division, Usborne Books at Home. While the DKFL sales consultants have many options open to them, UBAH is the only direct selling company which sells children's books. The Company issued a letter to all of the former DKFL consultants and supervisors offering them the opportunity to join the UBAH sales force. Through September 26, 2000 approximately 660 former DKFL consultants have joined UBAH. The Company expects the closing of DKFL to have a positive effect on the Company's sales, due to both the loss of a major competitor and also to the increase in UBAH consultants.

         The Company has entered into a co-branding advertising agreement with Chick-fil-A, a national fast food chain. Beginning in late August and early September, Chick-fil-A began distributing over 1,000,000 Usborne books with their children's meal package. There is information on the back of each book explaining the UBAH opportunity and providing a telephone number to call for additional information. The Company did not incur any significant expenses for this promotion. The Company believes that this added exposure will strengthen the Usborne brand name, resulting in a positive impact on sales.

EDUCATIONAL DEVELOPMENT CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                             By /s/ Randall W. White
                               -----------------------
                                    Randall W. White
                                    President



Date:   October 3, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 27               Financial Data Schedule