Form 10-Q
period 2000-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2001-01-05
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2000.

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

         As of November 30, 2000 there were 3,908,200 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                         November 30, 2000  February 29, 2000
                                                         -----------------  -----------------
                                                            (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $    132,800      $    214,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 11/30/00 - $259,300
     2/29/00 - $209,500)                                       2,382,200         2,020,400
   Inventories - Net                                           8,038,500         8,364,100
   Prepaid expenses and other assets                             229,700           220,400
   Deferred income taxes                                         180,300           137,700
                                                            ------------      ------------
         Total current assets                                 10,963,500        10,956,900

INVENTORIES                                                    1,193,800         1,280,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     11/30/00 - $1,418,200; 2/29/00 - $1,330,500)                 56,100            85,300

DEFERRED INCOME TAXES                                             21,900            17,800
                                                            ------------      ------------

                                                            $ 12,235,300      $ 12,340,000
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                     $    790,000      $  1,278,000
   Accounts payable                                            1,590,200         1,681,600
   Accrued salaries and commissions                              415,100           258,100
   Income taxes                                                   90,500            46,900
   Other current liabilities                                     202,600           103,000
                                                            ------------      ------------
         Total current liabilities                             3,088,400         3,367,600

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,908,200 and
     4,167,389 shares)                                         1,085,800         1,085,800
   Capital in excess of par value                              4,413,500         4,410,100
   Retained earnings                                           8,191,000         7,259,100
                                                            ------------      ------------
                                                              13,690,300        12,755,000
   Less treasury shares, at cost                              (4,543,400)       (3,782,600)
                                                            ------------      ------------
                                                               9,146,900         8,972,400
                                                            ------------      ------------

                                                            $ 12,235,300      $ 12,340,000
                                                            ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS (UNAUDITED)

                                        Three Months Ended November 30,     Nine Months Ended November 30,
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------

GROSS SALES                             $  7,704,300      $  7,530,600      $ 21,743,000      $ 21,038,000
   Less discounts & allowances            (2,458,700)       (2,517,800)       (7,832,400)       (7,700,600)
                                        ------------      ------------      ------------      ------------
     Net sales                             5,245,600         5,012,800        13,910,600        13,337,400
COST OF SALES                              2,065,300         1,983,400         5,813,000         5,515,000
                                        ------------      ------------      ------------      ------------
     Gross margin                          3,180,300         3,029,400         8,097,600         7,822,400
                                        ------------      ------------      ------------      ------------
OPERATING EXPENSES:
   Operating & selling                       870,200           791,900         2,388,300         2,332,700
   Sales commissions                       1,329,500         1,149,900         2,894,800         2,630,300
   General & administrative                  341,900           409,900         1,111,200         1,198,500
   Interest                                   27,700             7,200            93,900            37,900
                                        ------------      ------------      ------------      ------------
                                           2,569,300         2,358,900         6,488,200         6,199,400
                                        ------------      ------------      ------------      ------------

OTHER INCOME                                   8,400            10,200            29,200            35,700
                                        ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES                 619,400           680,700         1,638,600         1,658,700

INCOME TAXES                                 237,500           260,900           627,900           635,000
                                        ------------      ------------      ------------      ------------

NET EARNINGS                            $    381,900      $    419,800      $  1,010,700      $  1,023,700
                                        ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                                $       0.10      $       0.10      $       0.25      $       0.23
                                        ============      ============      ============      ============
   Diluted                              $       0.10      $       0.10      $       0.25      $       0.23
                                        ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                 3,914,806         4,318,334         3,974,920         4,410,938
                                        ============      ============      ============      ============
     Diluted                               4,039,210         4,430,490         4,056,382         4,473,607
                                        ============      ============      ============      ============

DIVIDENDS DECLARED PER
   COMMON SHARE                         $         --      $         --      $       0.02      $       0.02
                                        ============      ============      ============      ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                               Common Stock
                         (par value $.20 per share)                                             Treasury Stock
                          ------------------------                                        --------------------------
                                  Number of                  Capital in                      Number
                                   Shares                     Excess of      Retained          of                      Shareholders'
                                   Issued        Amount       Par Value      Earnings        Shares        Amount         Equity
                                 -----------   -----------   -----------   -----------    -----------    -----------   -------------
BALANCE, MAR. 1, 2000              5,429,240   $ 1,085,800   $ 4,410,100   $ 7,259,100      1,261,851    $(3,782,600)   $ 8,972,400

Issuance of treasury stock                --            --            --            --           (583)         1,700          1,700
Purchases of treasury
   stock                                  --            --            --            --        272,352       (800,100)      (800,100)

Sales of treasury stock                   --            --         3,400            --        (12,580)        37,600         41,000

Dividends paid ($0.02 / share)            --            --            --       (78,800)            --             --        (78,800)

Net earnings                              --            --            --     1,010,700             --             --      1,010,700
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, NOV. 30, 2000             5,429,240   $ 1,085,800   $ 4,413,500   $ 8,191,000      1,521,040    $(4,543,400)   $ 9,146,900
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended November 30,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES                             $  1,302,900      $  2,446,400

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                                (58,500)          (33,900)
                                                                 ------------      ------------

     Net cash used in investing activities                            (58,500)          (33,900)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                      5,801,000         5,238,000
   Payments under revolving credit agreement                       (6,289,000)       (5,816,000)
   Cash received from sale of treasury stock                           41,000           435,100
   Cash paid to acquire treasury stock                               (800,100)       (2,157,900)
   Dividends paid                                                     (78,800)          (86,300)
                                                                 ------------      ------------

     Net cash used in financing activities                         (1,325,900)       (2,387,100)
                                                                 ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (81,500)           25,400
Cash and Cash Equivalents, Beginning of Period                        214,300           210,900
                                                                 ------------      ------------
Cash and Cash Equivalents, End of Period                         $    132,800      $    236,300
                                                                 ============      ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                        $     92,400      $     38,500
                                                                 ============      ============
   Cash paid for income taxes                                    $    631,000      $    537,000
                                                                 ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months ended November 30, 2000 and 1999, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and nine months ended November 30, 2000 and 1999, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

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

Note 2 - Effective June 30, 2000 the Company signed a First Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2001. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (9.25% at November 30, 2000). The note is collateralized by substantially all the assets of the Company. Available credit under the revolving credit agreement was $2,710,000 at November 30, 2000.

Note 3 - Inventories consist of the following:

                                                  November 30, 2000  February 29, 2000
                                                  -----------------  -----------------

               Current:
                 Book Inventory                      $  8,162,200      $  8,487,800
                 Reserve for Obsolescence                (123,700)         (123,700)
                                                     ------------      ------------

               Inventories net - current             $  8,038,500      $  8,364,100
                                                     ============      ============

               Inventories - non-current             $  1,193,800      $  1,280,000
                                                     ============      ============

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

                                                    Three Months Ended November 30,   Nine Months Ended November 30,
                                                        2000             1999             2000             1999
                                                    ------------     ------------     ------------     ------------

   Net Earnings                                     $    381,900     $    419,800     $  1,010,700     $  1,023,700
                                                    ============     ============     ============     ============

   Basic EPS:
   Weighted Average Shares Outstanding                 3,914,806        4,318,334        3,974,920        4,410,938
                                                    ============     ============     ============     ============
   Basic EPS                                        $       0.10     $       0.10     $       0.25     $       0.23
                                                    ============     ============     ============     ============

   Diluted EPS:
   Weighted Average Shares Outstanding                 3,914,806        4,318,334        3,974,920        4,410,938
   Assumed Exercise of Options                           124,404          112,156           81,462           62,669
                                                    ------------     ------------     ------------     ------------
   Shares Applicable to Diluted Earnings               4,039,210        4,430,490        4,056,382        4,473,607
                                                    ============     ============     ============     ============
   Diluted EPS                                      $       0.10     $       0.10     $       0.25     $       0.23
                                                    ============     ============     ============     ============

Since March 1, 1998, when the Company began its stock repurchase program, 1,523,271 shares of the Company's common stock at a total cost of $4,593,500 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

During the second quarter ended August 31, 2000 the Board of Directors granted options to purchase 120,000 shares of common stock at $2.1875 per share.

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at November 30, 2000 was $7,875,100 compared with $7,589,300 at year end February 29, 2000. Accounts receivable increased 18.5% during the first nine months of fiscal year 2001. The Company's "fall special", offered last quarter, extended the payment terms until the fourth quarter of fiscal year 2001. Inventories declined 4.2% during the first nine months of the current fiscal year. The level of inventory will fluctuate throughout the year, depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. The note payable to the bank declined 38.2% during the first nine months of fiscal year 2001, due to improved cash flow in the Home Business Division during the months of October and November. Accounts payable declined 5.4% from February 29, 2000 levels. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable.

Pre-tax margins were 11.8% and 11.8% for the three months and nine months ended November 30, 2000, respectively, and 13.6% and 12.4% for the same comparable periods last year.

EDUCATIONAL DEVELOPMENT CORPORATION

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $7,904,900 for the nine months ended November 30, 2000, an increase of 10.9% over net sales of $7,127,700 for the nine months ended November 30, 1999. Net sales for the three months ended November 30, 2000 and 1999 were $3,652,000 and $3,081,600 respectively, an increase of 18.5%. The Company believes this increase resulted from the addition of new consultants and the retention of existing consultants. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company's leadership skills seminar was designed to help supervisors build their business. First offered during the first quarter of fiscal year 2001, this seminar has proved to be very popular with the supervisors and a large number of them have attended. Management is encouraged by the third consecutive quarter of sales increases in fiscal year 2001 and is hopeful that it will continue.

Net sales for the Publishing Division were $1,593,600 and $6,005,700 for the three months and nine months ended November 30, 2000, decreases of 17.5% and 3.3% over the same two periods a year ago. The Company competes in the juvenile paperback market, a highly competitive market with sales over $660 million annually. The Publishing Division's annual sales are approximately 1.2% of this market. National chains are increasingly dominating the bookstore market, resulting in fewer independent bookstores, an important market to the Company. Each year the Company participates in several national trade shows as well as regional trade shows throughout the country in order to promote its products. Management believes the Company can maintain its market share in the highly competitive juvenile paperback market.

Cost of Sales - The Company's cost of sales for the nine months ended November 30, 2000 was $5,813,000, an increase of 5.4% over $5,515,000 for the nine months ended November 30, 1999. Cost of sales expressed as a percentage of gross sales was 26.7% and 26.2% for the nine months ended November 30, 2000 and 1999, respectively. Cost of sales for the third quarter of fiscal year 2001 was $2,065,300 compared with $1,983,400, an increase of 4.1%. Expressed as a percentage of gross sales, these costs were 26.8% and 26.3%, respectively, for the third quarters of fiscal years 2001 and 2000. Cost of sales will fluctuate depending upon the product mix sold.

Operating Expenses - Operating and selling expenses for the nine months ended November 30, 2000 increased 2.4% to $2,388,300 versus $2,332,700 for the same nine month period a year ago. These costs, expressed as a percentage of gross sales, were 11.0% and 11.1% for the nine months ended November 30, 2000 and 1999, respectively. Operating and selling expenses for the quarter ended November 30, 2000 increased 9.9% to $870,200 when compared with these expenses of $791,900 for the quarter ended November 30, 1999. Operating and selling expenses for the third quarters of fiscal year 2001 and 2000, when expressed as a percentage of gross sales, were 11.3% and 10.5% respectively. Increases in travel costs associated with the supervisor training seminars held by the Home Business Division contributed to the increases in operating and selling expenses.

Sales commissions for the nine months ended November 30, 2000 increased 10.1% to $2,894,800 versus $2,630,300 for the same nine month period a year ago. Sales commissions for the third quarters ended November 30, 2000 and 1999, respectively, were $1,329,500 and $1,149,900 an increase of 15.6%. Sales commissions expressed as a percentage of gross sales, were 17.3% and 13.3% for the three and nine months ended November 30, 2000, respectively and 15.3% and 12.5% for the three and nine months ended November 30, 1999, respectively. Sales commissions will fluctuate depending upon the product being sold and the Division making the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions increased in both periods for the Home Business Division and declined for both periods in the Publishing Division.

General and administrative expenses declined 7.3% to $1,111,200 for the nine months ended November 30, 2000 versus $1,198,500 for the nine months ended November 30, 1999. These expenses expressed as a percentage of gross sales were 5.1% and 5.7% for the periods ended November 30, 2000 and 1999, respectively. General and administrative expenses for the third quarter of fiscal year 2001 decreased 16.6% to $341,900 versus $409,900 for the third quarter last year. These expenses expressed as a percentage of gross sales are 4.4% for the third quarter of fiscal year 2001 and 5.4% for the third quarter of fiscal year 2000. The decline in general and administrative expenses was due to the decrease in depreciation expense as most of the fixed assets became fully depreciated during the second quarter of fiscal year 2001.

Interest expense increased 147.8% to $93,900 for the nine months ended November 30, 2000 versus $37,900 for the same nine month period a year ago. For the three months ended November 30, 2000 interest expense increased 284.7% to $27,700 compared with $7,200 for the three months ended November 30, 1999. The average amount borrowed during the nine months ended November 30, 2000 was $1,347,473 compared with $647,200 for the nine months ended November 30, 1999. The average amount borrowed during the third quarter of fiscal year 2001 was $1,162,956 versus $385,651 for the third quarter of fiscal year 2000. The interest rates charged the Company on its borrowings ranged from 7.75% to 9.25% during the nine months ended November 30, 2000 and 7.75% to 8.25% for the nine months ended November 30, 1999. The rates for the third quarters of fiscal years 2001 and 2000, respectively, were 9.25% and 8.0% to 8.25%.

EDUCATIONAL DEVELOPMENT CORPORATION

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

Information by industry segment for the three months and nine months ended November 30, 2000 and 1999 is set forth below:

                                                  Publishing         UBAH              Other            Total
                                                 ------------     ------------     ------------      ------------
NINE MONTHS ENDED NOVEMBER 30, 2000

     Net sales from external customers           $  6,005,700     $  7,904,900     $         --      $ 13,910,600
     Earnings before income taxes                $  2,173,100     $  1,790,600     $ (2,325,100)     $  1,638,600

THREE MONTHS ENDED NOVEMBER 30, 2000

     Net sales from external customers           $  1,593,600     $  3,652,000     $         --      $  5,245,600
     Earnings before income taxes                $    556,600     $    810,600     $   (747,800)     $    619,400

NINE MONTHS ENDED NOVEMBER 30, 1999

     Net sales from external customers           $  6,209,700     $  7,127,700     $         --      $ 13,337,400
     Earnings before income taxes                $  2,244,900     $  1,827,600     $ (2,413,800)     $  1,658,700

THREE MONTHS ENDED NOVEMBER 30, 1999

     Net sales from external customers           $  1,931,200     $  3,081,600     $         --      $  5,012,800
     Earnings before income taxes                $    732,600     $    767,900     $   (819,800)     $    680,700

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any material market risk.

PART II OTHER INFORMATION

Item 5. OTHER INFORMATION

          The Company's major competitor, Dorling Kindersley Family Library
(DKFL), ceased operations August 31, 2000. Dorling Kindersley, a publisher of children's books, competed in the same markets as the Company. Their Family Library Division was in direct competition with the Company's direct selling division, Usborne Books at Home. While the DKFL sales consultants have many options open to them, UBAH is the only direct selling company which sells children's books. The Company issued a letter to all of the former DKFL consultants and supervisors offering them the opportunity to join the UBAH sales force. Through December 11, 2000 approximately 1,000 former DKFL consultants have joined UBAH. The Company expects the closing of DKFL and the addition of former DKFL consultants to have a positive effect on the Company's sales.

          The co-branding advertising agreement, which the Company entered into with Chick-fil-A, a national fast food chain, has concluded. Beginning in late August and early September, Chick-fil-A began distributing over 1,000,000 Usborne books with their children's meal package. There is information on the back of each book explaining the UBAH opportunity and providing a telephone number to call for additional information. The Company did not incur any significant expenses for this promotion. The Company believes that this added exposure will strengthen the Usborne brand name, resulting in a positive impact on sales.

EDUCATIONAL DEVELOPMENT CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                                   By      /s/ Randall W. White
                                     ---------------------------------
                                           Randall W. White
                                           President



Date:   January 5, 2001