Form 10-K
period 2001-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2001-05-08
CIK 31667

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from       to      .
                                        -----    -----

                         Commission file number: 0-4957

                       EDUCATIONAL DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                            73-0750007
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of April 17, 2001, 3,917,000 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 2,772,712 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 17, 2001, of these shares traded on the Nasdaq National Market, was approximately $8,124,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 26, 2001.

                                TABLE OF CONTENTS

FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................................................3
PART I
Item 1.   Business...................................................................................3
Item 2.   Properties.................................................................................6
Item 3.   Legal Proceedings..........................................................................6
Item 4.   Submission of Matters to a Vote of Security Holders........................................6
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................6
Item 6.   Selected Financial Data....................................................................7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................11
Item 8.   Financial Statements and Supplementary Data...............................................11
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......11
PART III
Item 10.  Directors and Executive Officers of the Registrant........................................11
Item 11.  Executive Compensation....................................................................12
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................12
Item 13.  Certain Relationships and Related Transactions............................................13
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................13

                       EDUCATIONAL DEVELOPMENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED FEBRUARY 28, 2001

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in "Item 7 - Management Discussion and Analysis" are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may be materially different from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company's business that may be beyond its control. Although Educational Development Corporation believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such exceptions will prove to have been correct.

                                     PART 1

Item 1. BUSINESS

(a) General Development of Business

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

         During Fiscal Year ("FY") 2001 the Company operated two divisions: Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

         Significant Events During Fiscal Year 2001

         There were no significant events during fiscal year 2001.

(b) Financial Information about Industry Segments

         See part II, Item 8 - Financial Statements and Supplementary Data

(c) Narrative Description of Business

(i) General

         The principal product of both the Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,100 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Presently 62 different Kid Kits are available.

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

(ii) Industry Segments

     (a) Home Business Division

         The Home Business Division markets the Usborne line of approximately 1,100 titles and 62 Kid Kits through a combination of direct sales, home parties, book fairs and the internet, sold through a network marketing system. The division also sells to school and public libraries.

     (b) Publishing Division

         The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

(iii) Research and Development

         The Company spent approximately $14,000 in fiscal year 2001 and $120,000 in fiscal year 2000 in development of a new product, "Make Reading Fun", a fully interactive reading and phonics program. The Company began sales of this product during the last quarter of FY 2001.

(iv)  Marketing

     (a)  Home Business Division

         The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the internet. The division had approximately 4,900 consultants in 50 states at February 28, 2001.

     (b) Publishing Division

         The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This division markets to approximately 10,000 book, toy and specialty stores. Significant orders have been received from major book chains. During fiscal year 2001 the division continued to make further inroads into mass merchandising outlets such as drug, department and discount stores.

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

     (b) Publishing Division

         The Publishing Division faces strong competition from large U.S. and international companies which have more financial resources. Industry sales of juvenile paperbacks are over $753 million annually. The Publishing Division's sales are approximately 1.0% of industry sales. Competitive factors include product quality, price and deliverability. Possible funding cuts to schools would not impact the Publishing Division as it does not sell to this market. Management believes this division can compete well in its market area.

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

(viii) Trademarks, Copyrights and Patents

         ( none )

(ix) Employees

         As of April 1, 2001, the Company had 60 full-time employees and 2 part-time employees. The Company believes its relations with its employees to be good.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 2001 and 2000, as reported by the National Association of Securities Dealers, Inc., were as follows:

                    2001                2000
               --------------      --------------
Period         High      Low       High      Low
-------        -----    -----      -----    -----
1st Qtr...      3.50    2.469       2.75    2.375
2nd Qtr...      4.25      2.0        3.0     2.50
3rd Qtr...     4.125      3.0      4.969      3.0
4th Qtr...      4.00      3.0        4.0    2.625

The number of shareholders of record of EDC's common stock at April 17, 2001 was 1151.

The Company paid a $0.02 per share annual dividend during fiscal year 2001 and fiscal year 2000. The Company plans to pay a $0.02 annual dividend during fiscal year 2002.

Item 6. SELECTED FINANCIAL DATA

                                                         YEARS ENDED FEBRUARY 28 (29)
                                      -------------------------------------------------------------------
                                         2001          2000          1999          1998          1997
                                      -----------   -----------   -----------   -----------   -----------
Net Sales .........................   $17,596,848   $16,851,261   $16,671,385   $19,343,362   $21,239,507
                                      -----------   -----------   -----------   -----------   -----------

Earnings From Continuing
   Operations .....................   $ 1,090,262   $ 1,079,028   $ 1,297,493   $ 1,704,568   $ 1,630,088
                                      -----------   -----------   -----------   -----------   -----------

Earnings From Continuing Operations
   Per Common Share
     Basic ........................   $       .28   $       .25   $       .26   $       .33   $       .31
                                      -----------   -----------   -----------   -----------   -----------
     Diluted ......................   $       .27   $       .24   $       .26   $       .32   $       .31
                                      -----------   -----------   -----------   -----------   -----------

Total Assets ......................   $12,471,650   $12,340,022   $12,339,594   $13,597,500   $13,365,369
                                      -----------   -----------   -----------   -----------   -----------

Cash Dividends Declared
   Per Common Share ...............   $       .02   $       .02   $       .02   $       .01            --
                                      -----------   -----------   -----------   -----------   -----------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

FY 2001

         The Home Business Division's net sales increased 15.2% during FY 2001 when compared with FY 2000. Each quarter of FY 2001 recorded a sales increase when compared with the same quarter of FY 2000. The last two quarters of FY 2001 were especially strong when compared with the same two quarters last year. Net sales for the third quarter of FY 2001 increased 18.5% over the third quarter of FY 2000 while net sales for the fourth quarter of FY 2001 increased 32.7% over the fourth quarter of FY 2000. The Company attributes this increase to several factors including a 36% increase in the number of active consultants at the end of FY 2001 when compared with FY 2000. In August, 2001 the major competitor of the Home Business Division ceased operations. The Company signed up slightly over 1,000 of this former competitor's sales representatives. The sales by these consultants made a significant contribution to total net sales during the last six months of FY 2001. Throughout FY 2001 the Company offered several leadership skills seminars designed to help supervisors build their business. These seminars proved to be very popular with the supervisors and a large number of them participated. The Home Business Division's fifth National Convention will be held in May 2001. Management is optimistic that this division will continue the growth trend experienced in FY 2001.

     The Publishing Division's net sales declined 7.6% in FY 2001 when compared with FY 2000. Decreased volumes contributed to the decline in net sales. The Company has an aggressive in-house telephone sales force which maintains contact with over 10,000 customers. During FY 2001, the telesales force opened 679 new accounts compared with 675 new accounts in FY 2000. The Company offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,428 of these attractive racks in retail stores throughout the country at the end of FY 2001 compared with 3,307 at the end of FY 2000. The Company attends major national trade shows throughout the country to further enhance product visibility. In recent years, numerous independent book and gift stores have been closed due to increased competition from larger chains. During the past year, this trend appears to be changing in a favorable manner. In-house marketing, which contacts smaller independent stores, reflected an actual increase in sales in fiscal year 2001. Our field representatives had a sales decrease, but reported that their account base was finally stabilizing. These developments have the potential to reflect positively on future sales. National chains continue, however, to dominate the bookstore market. In order to increase our presence with the national chains the Company is taking a more aggressive approach in the areas of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. These efforts were initiated in the last portion of fiscal year 2001 and will be dramatically increase in fiscal year 2002. The initial response to these efforts has been encouraging. There is significant potential with national chains, and the Company is strongly committed to increasing these sales. For these reasons, Management is optimistic that the Publishing Division can maintain its market share.

     Cost of sales increased 4.3% during FY 2001 when compared with FY 2000. Cost of sales as a percentage of gross sales was 26.7% in FY 2001 and 26.2% in FY 2000. Cost of sales as a percentage of gross sales fluctuates with the mix of product sold during a given year. Management believes the cost of sales percentage for FY 2002 will remain consistent with FY 2001.

     Operating and selling expenses increased 2.2% during FY 2001 when compared with FY 2000. As a percentage of gross sales, these costs were 12.1% for both
FY 2001 and FY 2000. Contributing to the increase in operating and selling expenses was $130,000 non-recurring charge related to recruiting expenses in the Home Business Division. Increased credit card costs in the Home Business Division, the result of increased sales, also contributed to the increase. Offsetting these increases were decreases in depreciation expense and payroll costs. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales in FY 2002.

     Sales commissions increased 14.6% during FY 2001 when compared to FY 2000. As a percentage of gross sales, these costs were 13.7% in FY 2001 compared with 12.3% in FY 2000. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. Commission expense in the Publishing Division declined 10.8% for FY 2001, the result of a decline in that division's net sales. Offsetting this decline was an increase in the Home Business Division's commission expense of 15.5% during FY 2001, the result of increased sales and the higher commission structure in the Home Business Division.

     General and administrative expenses decreased 12.4% in FY 2001 when compared with FY 2000. As a percentage of gross sales, these expenses were 5.3% and 6.1% for FY 2001 and FY 2000, respectively. A decrease in depreciation expense contributed to the decrease in general and administrative expenses for FY 2001.

     Interest expense increased 131.1% in FY 2001 when compared with FY 2000. As a percentage of gross sales, interest expense was 0.4% in FY 2001 and 0.2% in FY 2000. Higher interest rates and increased borrowings throughout the year contributed to the increase in interest expense.

FY 2000

         The Home Business Division's net sales increased slightly during FY 2000 when compared with FY 1999. The months of January and February 2000 were especially strong when compared with the same two months last year. During the past two years, this division had experienced sales declines which the Company believes was primarily due to a reduction in the compensation structure made in October 1996. This change was not well received by the field sales force. In June 1997 and May 1998 the Company made enhancements to the compensation program. The Company believes its compensation program is competitive with industry leaders. The division will offer during FY 2001 new and exciting incentive programs as well as several travel contests and regional training seminars throughout the country. The Company believes these programs will help attract new consultants as well as retain existing consultants. The Home Business Division introduced a leadership skills program for supervisors. The Home Business Division's fourth National Convention was held in June 2000.

         The Publishing Division's net sales increased 2.1% in FY 2000 when compared with FY 1999. Increased volumes and increased market penetration contributed to the increase in net sales. The Company's aggressive in-house telephone sales force maintained contact with over 12,000 customers. During FY 2000 the telesales force opened up 675 new accounts compared with 637 new accounts opened in FY 1999. The Company offered two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,307 of these attractive racks in retail stores throughout the country at the end of FY 2000 compared with 3,098 at the end of FY 1999. National chains continued to dominate the bookstore market, resulting in fewer independent bookstores. The closing of these independent bookstores, an important market to the Company, had a negative impact on sales. To counter this, the Company last year restructured sales and marketing coverage on the national chains in order to increase market share. Independent toy retailers have also experienced increased competition from national chains, resulting in lower sales in this market segment. The gift market has considerable potential for the Company and the Company continued to develop its presence in this segment of the book market. The Company attended many major national trade shows throughout the country to further enhance product visibility.

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

         (b) Financial Position

         Working capital was $8.1 million for fiscal year end 2001 and $7.6 million for fiscal year end 2000. An increase in inventory and a decrease in short-term bank debt contributed to the increase in working capital at fiscal year end 2001. The Company pays interest on its bank promissory note monthly from current cash flows. Management expects its financial position to remain strong and to increase working capital during the next fiscal year.

         (c) Liquidity and Capital Resources

         Management believes the Company's liquidity at February 28, 2001, to be adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during fiscal year 2002. Capital expenditures are expected to be less than $750,000 in fiscal year 2002. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, leasehold improvements and additions to the warehouse shipping system.

         Effective June 30, 2000 the Company signed a First Amendment to the Restated Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2001. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (8.25% at February 28, 2001). The note is collateralized by substantially all of the assets of the Company. At February 28, 2001 the Company had $1,084,000 in borrowings. Available credit under the revolving credit agreement was $2,416,000 at February 28, 2001.

         The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company plans to renew this facility when it matures June 30, 2001. The Company believes its borrowing capacity under this line to be adequate for the next several years.

         The Company generated cash from operating activities during fiscal year 2001. Accounts receivable decreased during fiscal year 2001, the result of lower sales in the Publishing Division. The Company plans to continue to maximize its collection efforts in order to maintain cash flows.

         Inventory levels increased 5.9% from fiscal year end 2000 to fiscal year end 2001 as new titles were added to the product line. The Company continues to monitor inventory levels to ensure that adequate inventory is on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately each year.

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

         Cash used in investing activities during fiscal year 2001 was primarily to purchase additional computer equipment and software.

         The short-term bank loan decreased during fiscal year 2001 due to increased sales in the Home Business Division, whose sales are primarily cash.

         During the year the Company continued the stock buyback program by purchasing 289,252 shares of its common stock at a cost of $856,215. The Company paid a divided of $0.02 per share or $78,779.

         (d) New Accounting Standards

         Effective March 1, 2001, the Company adopted Statement of Financial Accounting (SFAS) No 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company currently does not hold any derivative instruments or engage in hedging activities. Accordingly, this standard had no effect on the Company's financial statements upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 begins at page F-1, following page 17 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2001.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Identification of Directors

          The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on June 26, 2001

              (b) Identification of Executive Officers

              The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                                 Office
       Name                          Office                    Held Since     Age
-----------------     ------------------------------------     ----------     ---

Randall W. White      Chairman of the Board,                      1986         59
                      President and Treasurer

W. Curtis Fossett     Controller and                              1989         55
                      Corporate Secretary

Michael L. Puhl*      Vice President - Operations                 1998         45

Craig M. White        Vice President - Information Systems        2001         32

               *The prior business experience for this executive officer who has been employed by the Company for less than five years is as follows:

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

         In April 2001, Craig M. White, son of Randall W. White, Chairman of the Board, President and Chief Executive Officer, was elected Vice President of Information Systems. Craig White graduated from Oklahoma State University in December 1994 with a BS degree in Electrical and Computer Engineering. He joined EDC in December 1994 as an Inventory Analyst. In July 1995 he was named Manager
- Information Systems.

              (c) Compliance With Section 16(a) of the Exchange Act

              The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Compliance With
Section 16(a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 26, 2001.

Item 11. EXECUTIVE COMPENSATION

              The information required by this Item 11 is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 26, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information required by this Item 12 is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 26, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              There are no relationships or related transactions required to be disclosed.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this
                   report:

                1. Financial Statements                                Page
                   --------------------                                ----

                Independent Auditors' Report                            F-1

                Balance Sheets - February 28, 2001
                  and February 29, 2000                                 F-2

                Statements of Earnings - Years ended
                  February 28, 2001, February 29, 2000 and
                  February 28, 1999                                     F-3

                Statements of Shareholders' Equity -
                  Years ended February 28, 2001,
                  February 29, 2000 and February 28, 1999               F-4

                Statements of Cash Flows -
                  Years ended February 28, 2001,
                  February 29, 2000 and February 28, 1999               F-5

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

                  10.24 Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

                  10.25    Lease agreement by and between the Company and James
                           D. Dunn dated July 1, 1999, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 29, 2000 (File No. 0-4957).

                  *10.26 First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

                  *23.     Independent Auditors' Consent

----------

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

                       EDUCATIONAL DEVELOPMENT CORPORATION

Date:    May 8, 2001       By   /s/ W. Curtis Fossett
                              -------------------------------
                                W. Curtis Fossett
                                Principal Financial
                                and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:    May 8, 2001            /s/ Randall W. White
                              -------------------------------
                                Randall W. White
                                Chairman of the Board
                                President, Treasurer and
                                Director


          May 8, 2001           /s/ Robert D. Berryhill
                              -------------------------------
                                Robert D. Berryhill, Director


          May 8, 2001           /s/ Dean Cosgrove
                              -------------------------------
                                G. Dean Cosgrove, Director


          May 8, 2001           /s/ James F. Lewis
                              -------------------------------
                                James F. Lewis, Director


          May 8, 2001           /s/ John M. Lare
                              -------------------------------
                                John M. Lare, Director


          May 8, 2001           /s/ W. Curtis Fossett
                              -------------------------------
                                W. Curtis Fossett
                                Principal Financial
                                and Accounting Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation (the "Company") as of February 28, 2001 and February 29, 2000, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
April 18, 2001

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------


ASSETS                                                                      2001              2000

CURRENT ASSETS:
   Cash and cash equivalents                                           $    268,271       $    214,321
   Accounts receivable, less allowances for doubtful accounts and
      sales returns $224,346 (2001) and $209,466 (2000)                   1,478,355          2,020,454
   Income tax receivable                                                     72,697                 --
   Inventories - Net                                                      9,211,942          8,364,096
   Prepaid expenses and other assets                                        247,126            220,381
   Deferred income taxes                                                     97,800            137,700
                                                                       ------------       ------------
             Total current assets                                        11,376,191         10,956,952

INVENTORIES - Net                                                         1,004,980          1,280,000

PROPERTY AND EQUIPMENT - Net                                                 84,179             85,270

DEFERRED INCOME TAXES                                                         6,300             17,800
                                                                       ------------       ------------

                                                                       $ 12,471,650       $ 12,340,022
                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                                $  1,084,000       $  1,278,000
   Accounts payable                                                       1,703,151          1,681,601
   Accrued salaries and commissions                                         325,661            258,123
   Other current liabilities                                                118,711            102,966
   Income tax payable                                                            --             46,923
                                                                       ------------       ------------
             Total current liabilities                                    3,231,523          3,367,613

DEFERRED INCOME TAXES                                                        24,300                 --

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common stock, $0.20 par value; Authorized 6,000,000 shares;
      Issued 5,429,240 shares;
      Outstanding 3,911,400 (2001) and 4,167,389 (2000) shares            1,085,848          1,085,848
   Capital in excess of par value                                         4,413,627          4,410,066
   Retained earnings                                                      8,270,624          7,259,141
                                                                       ------------       ------------
                                                                         13,770,099         12,755,055
   Less treasury stock, at cost                                          (4,554,272)        (3,782,646)
                                                                       ------------       ------------
                                                                          9,215,827          8,972,409
                                                                       ------------       ------------

                                                                       $ 12,471,650       $ 12,340,022
                                                                       ============       ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                         2001              2000              1999

GROSS SALES                          $ 27,260,879      $ 26,613,943      $ 25,889,212
   Less discounts and allowances       (9,664,031)       (9,762,682)       (9,217,827)
                                     ------------      ------------      ------------
           Net sales                   17,596,848        16,851,261        16,671,385
COST OF SALES                           7,287,920         6,984,387         6,724,539
                                     ------------      ------------      ------------
           Gross margin                10,308,928         9,866,874         9,946,846
                                     ------------      ------------      ------------

OPERATING EXPENSES:
   Operating and selling                3,295,164         3,224,442         3,118,179
   Sales commissions                    3,743,954         3,266,733         3,308,551
   General and administrative           1,432,030         1,634,027         1,619,635
   Interest                               104,925            45,401            96,427
                                     ------------      ------------      ------------
                                        8,576,073         8,170,603         8,142,792
                                     ------------      ------------      ------------

OTHER INCOME                               37,507            51,757           117,339
                                     ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES            1,770,362         1,748,028         1,921,393

INCOME TAXES                              680,100           669,000           623,900
                                     ------------      ------------      ------------

NET EARNINGS                         $  1,090,262      $  1,079,028      $  1,297,493
                                     ============      ============      ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                             $       0.28      $       0.25      $       0.26
                                     ============      ============      ============
   Diluted                           $       0.27      $       0.24      $       0.26
                                     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT SHARES
   OUTSTANDING:
   Basic                                3,955,527         4,364,608         5,036,574
                                     ============      ============      ============
   Diluted                              4,042,642         4,426,836         5,098,167
                                     ============      ============      ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                               COMMON STOCK
                                        (PAR VALUE $.20 PER SHARE)
                                        ---------------------------
                                           Number of                     Capital in
                                            Shares                       Excess of      Retained
                                            Issued        Amount         Par Value      Earnings

BALANCE, MARCH 1, 1998                     5,424,240   $  1,084,848   $  4,403,566   $  5,070,823

   Exercise of options at $1.50/share          5,000          1,000          6,500             --
   Issuance of treasury stock                     --             --             --             --
   Purchases of treasury stock                    --             --             --             --
   Sales of treasury stock                        --             --             --             --
   Dividends paid ($0.02/share)                   --             --             --       (101,892)
   Net earnings                                   --             --             --      1,297,493
                                        ------------   ------------   ------------   ------------

BALANCE, FEBRUARY 28, 1999                 5,429,240      1,085,848      4,410,066      6,266,424

   Issuance of treasury stock                     --             --             --             --
   Purchases of treasury stock                    --             --             --             --
   Sales of treasury stock                        --             --             --             --
   Dividends paid ($0.02/share)                   --             --             --        (86,311)
   Net earnings                                   --             --             --      1,079,028
                                        ------------   ------------   ------------   ------------

BALANCE, FEBRUARY 29, 2000                 5,429,240      1,085,848      4,410,066      7,259,141

   Issuance of treasury stock                     --             --             --             --
   Purchases of treasury stock                    --             --             --             --
   Sales of treasury stock                        --             --          3,561             --
   Dividends paid ($0.02/share)                   --             --             --        (78,779)
   Net earnings                                   --             --             --      1,090,262
                                        ------------   ------------   ------------   ------------

BALANCE, FEBRUARY 28, 2001                 5,429,240   $  1,085,848   $  4,413,627   $  8,270,624
                                        ============   ============   ============   ============





                                                  Treasury Stock
                                          ---------------------------
                                              Number of                   Shareholders'
                                               Shares         Amount         Equity

BALANCE, MARCH 1, 1998                         192,102    $   (493,032)   $ 10,066,205

   Exercise of options at $1.50/share               --              --           7,500
   Issuance of treasury stock                     (400)          1,240           1,240
   Purchases of treasury stock                 376,832      (1,277,186)     (1,277,186)
   Sales of treasury stock                     (12,548)         46,018          46,018
   Dividends paid ($0.02/share)                     --              --        (101,892)
   Net earnings                                     --              --       1,297,493
                                          ------------    ------------    ------------

BALANCE, FEBRUARY 28, 1999                     555,986      (1,722,960)     10,039,378

   Issuance of treasury stock                     (200)            600             600
   Purchases of treasury stock                 874,087      (2,516,232)     (2,516,232)
   Sales of treasury stock                    (168,022)        455,946         455,946
   Dividends paid ($0.02/share)                     --              --         (86,311)
   Net earnings                                     --              --       1,079,028
                                          ------------    ------------    ------------

BALANCE, FEBRUARY 29, 2000                   1,261,851      (3,782,646)      8,972,409

   Issuance of treasury stock                     (583)          1,700           1,700
   Purchases of treasury stock                 289,252        (856,215)       (856,215)
   Sales of treasury stock                     (32,680)         82,889          86,450
   Dividends paid ($0.02/share)                     --              --         (78,779)
   Net earnings                                     --              --       1,090,262
                                          ------------    ------------    ------------

BALANCE, FEBRUARY 28, 2001                   1,517,840    $ (4,554,272)   $  9,215,827
                                          ============    ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                                                     2001            2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                  $ 1,090,262      $ 1,079,028      $ 1,297,493
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                   59,662          299,179          308,805
      Loss on disposal of property and equipment                          --            1,199              535
      Deferred income taxes                                           75,700          (90,000)          (7,200)
      Provision for doubtful accounts and sales returns            1,381,704          984,575        1,277,201
      Stock issued for awards                                          1,700              600            1,240
      Changes in assets and liabilities:
         Accounts and income tax receivable                         (912,302)      (1,107,336)        (995,790)
         Inventories                                                (572,826)         (97,422)         855,556
         Prepaid expenses and other assets                           (26,745)            (349)        (124,353)
         Accounts payable, accrued salaries and commissions,
            and other current liabilities                            104,833          554,774       (1,072,379)
         Income tax payable                                          (46,923)          46,923               --
                                                                 -----------      -----------      -----------
            Total adjustments                                         64,803          592,143          243,615
                                                                 -----------      -----------      -----------

            Net cash provided by operating activities              1,155,065        1,671,171        1,541,108
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (58,571)         (43,184)         (56,166)
                                                                 -----------      -----------      -----------

             Net cash used in investing activities                   (58,571)         (43,184)         (56,166)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving credit agreement                        7,703,000        6,899,000        7,000,000
   Payments on revolving credit agreement                         (7,897,000)      (6,377,000)      (7,120,000)
   Cash received from exercise of stock options                           --               --            7,500
   Cash received from sale of stock                                   86,450          455,946           46,018
   Cash paid to acquire treasury stock                              (856,215)      (2,516,232)      (1,277,186)
   Dividends paid                                                    (78,779)         (86,311)        (101,892)
                                                                 -----------      -----------      -----------

             Net cash used in financing activities                (1,042,544)      (1,624,597)      (1,445,560)
                                                                 -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             53,950            3,390           39,382

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         214,321          210,931          171,549
                                                                 -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $   268,271      $   214,321      $   210,931
                                                                 ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW
   INFORMATION:
   Cash paid for interest                                        $   105,348      $    41,251      $    98,482
                                                                 ===========      ===========      ===========
   Cash paid for income taxes                                    $   724,020      $   657,000      $   779,000
                                                                 ===========      ===========      ===========


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - Educational Development Corporation (the "Company") distributes books and publications through its Publishing and Usborne Books at Home Divisions. The Company is the United States ("U.S.") trade publisher of books and related matters, which are published primarily in England and distributed to book, toy and gift stores, libraries and home educators. The Company is also involved in the production and publishing of new book titles. The English publishing company is the Company's primary supplier. The Company sells to its customers, located throughout the U.S., primarily on standard credit terms.

      ESTIMATES - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and cash on deposit in banks.

      ACCOUNTS RECEIVABLE - Accounts receivable at February 28, 2001 and February 29, 2000, include approximately $57,000 and $151,000, respectively, due from directors of the Company.

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

      INCOME RECOGNITION - Sales are recorded when products are shipped. At the time sales are recognized for certain products under specified conditions, estimated allowances for returns are recorded based on prior experience.

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

      The following reconciles the diluted earnings per share:


                                                      YEAR ENDED    YEAR ENDED      YEAR ENDED
                                                     FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                        2001           2000           1999
DILUTED EARNINGS PER SHARE:
   Net earnings applicable to common shareholders     $1,090,262     $1,079,028     $1,297,493
                                                      ==========     ==========     ==========

SHARES:
   Weighted average shares outstanding - basic         3,955,527      4,364,608      5,036,574
   Assumed exercise of options                            87,115         62,228         61,593
                                                      ----------     ----------     ----------

   Weighted average shares outstanding - diluted       4,042,642      4,426,836      5,098,167
                                                      ==========     ==========     ==========

DILUTED EARNINGS PER SHARE                            $     0.27     $     0.24     $     0.26
                                                      ==========     ==========     ==========



      Stock options representing 249,600, 273,400 and 411,000 of common shares for the years ended 2001, 2000 and 1999, were not included in calculation of diluted earnings per share since the effect was antidilutive.

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

      NEW ACCOUNTING STANDARD - Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company currently does not hold any derivative instruments or engage in hedging activities. Accordingly, this standard had no effect on the Company's financial statements upon adoption.

 2.   INVENTORIES

      Inventories consist of the following:


                                     FEBRUARY 28,       FEBRUARY 29,
                                        2001               2000
Current:
   Book inventory                   $  9,258,312        $  8,487,828
   Reserve for obsolescence              (46,370)           (123,732)
                                    ------------        ------------

Inventories net - current           $  9,211,942        $  8,364,096
                                    ============        ============

Non-current:
   Book inventory                   $  1,051,600        $  1,280,000
   Reserve for obsolescence              (46,620)                 --
                                    ------------        ------------

Inventories net - non-current       $  1,004,980        $  1,280,000
                                    ============        ============



      The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

 3.   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                     FEBRUARY 28,         FEBRUARY 29,
                                                        2001                 2000

Machinery and equipment                              $  1,349,715        $  1,291,144
Furniture and fixtures                                     56,814              56,814
Leasehold improvements                                     67,778              67,778
                                                     ------------        ------------
                                                        1,474,307           1,415,736
Less accumulated depreciation and amortization         (1,390,128)         (1,330,466)
                                                     ------------        ------------

                                                     $     84,179        $     85,270
                                                     ============        ============


 4.   NOTE PAYABLE

      The note payable to bank is under a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus .25% (8.25% and 8.5% at February 28, 2001 and February 29, 2000, respectively), collateralized by substantially all assets of the Company, maturing on June 30, 2001. At February 28, 2001 and February 29, 2000, the Company had borrowings of $1,084,000 and $1,278,000, respectively, under the revolving credit agreement. Available credit under the revolving credit agreement was $2,416,000 at February 28, 2001. The agreement contains provisions that require the maintenance of specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with all restrictive covenants, except for loans due from directors or executive officers, at February 28, 2001. The Company obtained a debt waiver for the loans due from the directors or executive officers at February 28, 2001. The Company intends to renew the bank agreement or obtain other financing upon maturity.

      For each of the three years in the period ended February 28, 2001, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:


                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                        FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
                                           2001              2000             1999
Note payable to bank:
   Largest amount borrowed              $1,733,000        $1,369,000        $2,306,000
   Average amount borrowed               1,232,000           650,702         1,343,549
   Weighted average interest rate              9.0%              8.0%              8.3%


 5.   INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 28, 2001 and February 29, 2000 are as follows:


                                                            FEBRUARY 28,        FEBRUARY 29,
                                                               2001               2000
Current:
   Deferred tax assets:
      Allowance for doubtful accounts                      $     46,800        $     42,300
      Allowance for obsolescence                                 46,000              72,000
      Expenses deducted on the cash basis for income
         tax purposes                                            22,800              23,400
      Other                                                       5,000                  --
                                                           ------------        ------------

   Deferred tax asset                                           120,600             137,700
                                                           ------------        ------------

   Deferred tax liability - Software development                (22,800)                 --
                                                           ------------        ------------

Deferred tax asset - Net                                   $     97,800        $    137,700
                                                           ============        ============

Noncurrent:
   Deferred tax asset - Property and equipment             $      6,300        $     17,800
                                                           ============        ============

   Deferred tax liability - Software development           $    (24,300)       $         --
                                                           ============        ============



      Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

      The components of income tax expense are as follows:


                                 YEAR ENDED         YEAR ENDED          YEAR ENDED
                                FEBRUARY 28,       FEBRUARY 29,        FEBRUARY 28,
                                   2001                2000                1999
Current:
   Federal                     $    513,800        $    645,200        $    536,500
   State                             90,600             113,800              94,600
                               ------------        ------------        ------------
                                    604,400             759,000             631,100

Deferred:
   Federal                           64,300             (76,500)             (6,100)
   State                             11,400             (13,500)             (1,100)
                               ------------        ------------        ------------
                                     75,700             (90,000)             (7,200)
                               ------------        ------------        ------------

Total income tax expense       $    680,100        $    669,000        $    623,900
                               ============        ============        ============



      The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense:


                                                   YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                                      2001               2000               1999

Tax expense at federal statutory rate              $    602,000       $    594,000       $    653,000
State income tax, net of federal tax benefit             72,000             70,000             66,000
Other                                                     6,100              5,000            (95,100)
                                                   ------------       ------------       ------------

                                                   $    680,100       $    669,000       $    623,900
                                                   ============       ============       ============

 6.   EMPLOYEE BENEFIT PLAN

      The Company has a profit sharing plan which incorporates the provisions of
      Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $40,557, $33,477 and $27,291 in fiscal years 2001, 2000 and 1999, respectively.

 7.   COMMITMENTS

      The Company leases its office and warehouse facilities under a noncancelable operating lease which expires in June 2004. Total rent expense related to these facilities was $240,000 in fiscal 2001, and $232,980 in fiscal 2000 and $225,960 in fiscal 1999.

      Future minimum lease payments are as follows:

YEAR ENDING
FEBRUARY 28,
2002                                                            $   240,000
2003                                                                240,000
2004                                                                240,000
2005                                                                 80,000
                                                                -----------

                                                                $   800,000
                                                                ===========


      At February 28, 2001, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,703,000.

 8.   CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan (the "Incentive Plan"). A total of 1,000,000 stock options are authorized to be granted under the Incentive Plan.

      Options granted under the Incentive Plan vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2001 expire beginning in April 2003 through December 2010.

      A summary of the status of the Company's Incentive Plan as of February 28, 2001, February 29, 2000 and February 28, 1999 and changes during the years then ended is presented below:


                                          2001                                2000                              1999
                               ----------------------------      ------------------------------    ------------------------------
                                                   WEIGHTED                         WEIGHTED                            WEIGHTED
                                                   AVERAGE                           AVERAGE                            AVERAGE
                                                   EXERCISE                          EXERCISE                           EXERCISE
                                     SHARES         PRICE            SHARES            PRICE           SHARES            PRICE

Outstanding at
   Beginning of Year                507,400      $       3.42         490,000      $       3.51         328,500      $       3.06

Granted                             136,000              2.28          40,000              2.50         171,700              4.34

Exercised/canceled                  (43,800)            (3.30)        (22,600)            (3.77)        (10,200)            (2.77)
                               ------------      ------------    ------------      ------------    ------------      ------------

Outstanding at End of Year          599,600      $       3.17         507,400      $       3.42         490,000      $       3.51
                               ============      ============    ============      ============    ============      ============

      The following table summarizes information about stock options outstanding at February 28, 2001:


                      NUMBER
     RANGE OF        OUTSTANDING             WEIGHTED
     EXERCISE      AT FEBRUARY 28,       AVERAGE REMAINING       WEIGHTED AVERAGE
       PRICES           2001          CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE
   -----------     ---------------    ------------------------   ---------------

$1.375 - $1.50         79,000                    2               $      1.41
$1.51 - $2.50         156,000                    9                      2.26
$2.51 - $3.13         115,000                    4                      3.11
    $ 3.81             15,000                    7                      3.81
    $ 4.00             99,400                    5                      4.00
    $ 4.63            135,200                    9                      4.63
                  -----------
                      599,600
                  ===========


      All options outstanding are exercisable at February 28, 2001.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 would have been reduced to the pro forma amounts indicated below:


                                           2001              2000             1999

Net earnings - as reported            $   1,090,262     $   1,079,028     $   1,297,493
                                      =============     =============     =============
Net earnings - pro forma              $     923,805     $   1,038,582     $   1,104,347
                                      =============     =============     =============

Earnings per share - as reported:
   Basic                              $        0.28     $        0.25     $        0.26
                                      =============     =============     =============
   Diluted                            $        0.27     $        0.24     $        0.26
                                      =============     =============     =============

Earnings per share - pro forma:
   Basic                              $        0.23     $        0.24     $        0.22
                                      =============     =============     =============
   Diluted                            $        0.23     $        0.24     $        0.22
                                      =============     =============     =============




      The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2001; no dividend yield, expected volatility of 84%, risk free interest rates between 5.13% and 6.16% and expected lives of ten years; the following assumptions were used for options granted in 2000; no dividend yield, expected volatility of 45%, risk free interest rate of 5.7% and expected lives of ten years; the following assumptions were used for options granted in 1999; no dividend yield, expected volatility of 50%, risk free interest rate of 5.06% and expected lives of four years.

 9.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended February 28, 2001, February 29, 2000 and February 28, 1999:


                                                                           BASIC         DILUTED
                                                                          EARNINGS       EARNINGS
                        NET SALES      GROSS MARGIN     NET EARNINGS      PER SHARE     PER SHARE
2001
   First quarter      $  4,250,400     $  2,453,000     $    276,100     $      0.07  $      0.07
   Second quarter        4,414,600        2,464,300          352,700            0.09         0.09
   Third quarter         5,245,600        3,180,300          381,900            0.10         0.10
   Fourth quarter        3,686,248        2,211,328           79,562            0.02         0.01
                      ------------     ------------     ------------     -----------  -----------

Total year            $ 17,596,848     $ 10,308,928     $  1,090,262     $      0.28  $      0.27
                      ============     ============     ============     ===========  ===========

2000
   First quarter      $  4,122,100     $  2,395,600     $    290,300     $      0.06  $      0.06
   Second quarter        4,202,500        2,397,400          313,600            0.07         0.07
   Third quarter         5,012,800        3,029,400          419,800            0.10         0.10
   Fourth quarter        3,513,861        2,044,474           55,328            0.02         0.01
                      ------------     ------------     ------------     -----------  -----------

Total year            $ 16,851,261     $  9,866,874     $  1,079,028     $      0.25  $      0.24
                      ============     ============     ============     ===========  ===========

1999
   First quarter      $  4,160,700     $  2,484,200     $    350,000     $      0.07  $      0.07
   Second quarter        3,950,400        2,253,900          307,000            0.06         0.06
   Third quarter         5,453,700        3,391,000          537,600            0.11         0.11
   Fourth quarter        3,106,585        1,817,746          102,893            0.02         0.02
                      ------------     ------------     ------------     -----------  -----------

Total year            $ 16,671,385     $  9,946,846     $  1,297,493     $      0.26  $      0.26
                      ============     ============     ============     ===========  ===========

      During the fourth quarter of fiscal years 2001 and 2000, the Company corrected the depreciation calculated on certain property and equipment, which resulted in a decrease and an increase, respectively, in depreciation expense of approximately $30,000.

10.   BUSINESS SEGMENTS

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

      Information by industry segment for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 is set forth below:



                                             PUBLISHING        UBAH             OTHER           TOTAL

2001

Net sales                                    $ 7,353,750    $ 10,243,098      $              $ 17,596,848
Earnings (loss) before income taxes            2,577,593       2,234,031       (3,041,262)      1,770,362

2000

Net sales                                    $ 7,960,891     $ 8,890,370      $        --    $ 16,851,261
Earnings (loss) before income taxes            2,811,887       2,181,300       (3,245,159)      1,748,028

1999

Net sales                                    $ 7,794,702     $ 8,876,683      $        --    $ 16,671,385
Earnings (loss) before income taxes            2,848,749       2,365,204       (3,292,560)      1,921,393


                                     ******

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

 10.24            Restated Loan Agreement dated June 30, 1999 between the
                  Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

 10.25 Lease agreement by and between the Company and James D. Dunn dated July 1, 1999, is incorporated herein by reference to
                  Exhibit 10.25 to Form 10-K dated February 29, 2000 (File No.
                  0-4957).

 *10.26 First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

 *23.             Independent Auditors' Consent

----------

*Filed Herewith