Form 10-Q
period 2001-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2001-07-06
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2001.

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

                                            Yes  X          No
                                                ----          ----

         As of May 31, 2001 there were 3,908,000 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION


PART I.  FINANCIAL INFORMATION

ITEM 1


BALANCE SHEETS
                                                       May 31, 2001        February 28,
                                                        (unaudited)           2001
                                                       ------------       ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    138,600       $    268,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and returns: 5/31/01 - $180,600
     2/28/01 - $224,300)                                  2,258,300          1,478,400
   Inventories - Net                                      7,946,800          9,211,900
   Prepaid expenses and other assets                        270,500            247,100
   Income tax receivable                                         --             72,600
   Deferred income taxes                                     75,000             97,800
                                                       ------------       ------------
         Total current assets                            10,689,200         11,376,100

INVENTORIES - Net                                           945,000          1,005,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     05/31/01 - $1,394,900; 2/28/01 - $1,390,100)           110,900             84,200

DEFERRED INCOME TAXES                                        29,100              6,300
                                                       ------------       ------------

                                                       $ 11,774,200       $ 12,471,600
                                                       ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                $    627,000       $  1,084,000
   Accounts payable                                       1,000,900          1,703,100
   Accrued salaries and commissions                         301,500            325,700
   Income tax payable                                       136,400                 --
   Dividends payable                                         78,200                 --
   Other current liabilities                                109,700            118,700
                                                       ------------       ------------
         Total current liabilities                        2,253,700          3,231,500

DEFERRED INCOME TAXES                                        24,300             24,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,908,000 and
     3,911,400 shares)                                    1,085,800          1,085,800
   Capital in excess of par value                         4,413,600          4,413,600
   Retained earnings                                      8,561,900          8,270,600
                                                       ------------       ------------
                                                         14,061,300         13,770,000
   Less treasury shares, at cost                         (4,565,100)        (4,554,200)
                                                       ------------       ------------
                                                          9,496,200          9,215,800
                                                       ------------       ------------

                                                       $ 11,774,200       $ 12,471,600
                                                       ============       ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS (UNAUDITED)


                                      Three Months Ended May 31
                                    -------------------------------
                                        2001              2000
                                    ------------       ------------

GROSS SALES                         $  7,283,800       $  6,742,000
   Less discounts & allowances        (2,483,200)        (2,491,600)
                                    ------------       ------------
     Net sales                         4,800,600          4,250,400
COST OF SALES                          1,972,800          1,797,400
                                    ------------       ------------
     Gross margin                      2,827,800          2,453,000
                                    ------------       ------------
OPERATING EXPENSES:
   Operating & selling                   832,600            760,300
   Sales commissions                   1,033,000            805,600
   General & administrative              354,200            420,200
   Interest                               16,000             34,000
                                    ------------       ------------
                                       2,235,800          2,020,100
                                    ------------       ------------
OTHER INCOME                               6,600             14,600
                                    ------------       ------------

EARNINGS BEFORE INCOME TAXES             598,600            447,500

INCOME TAXES                             229,100            171,400
                                    ------------       ------------

NET EARNINGS                        $    369,500       $    276,100
                                    ============       ============

BASIC AND DILUTED EARNINGS
   PER SHARE                        $        .09       $        .07
                                    ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT
   SHARES OUTSTANDING:
     Basic                             3,914,707          4,069,128
                                    ============       ============
     Diluted                           4,006,222          4,121,164
                                    ============       ============

DIVIDENDS DECLARED PER
   COMMON SHARE                     $        .02       $        .02
                                    ============       ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                         Common Stock
                    (par value $.20 per share)                                            Treasury Stock
                    --------------------------                                            --------------
                           Number of                   Capital in                    Number
                            Shares                     Excess of      Retained         of                        Shareholders'
                            Issued        Amount       Par Value      Earnings       Shares          Amount         Equity
                          -----------   -----------   -----------   -----------    -----------    -----------    -------------

BALANCE, MAR. 1, 2001       5,429,240   $ 1,085,800   $ 4,413,600   $ 8,270,600      1,517,840    $(4,554,200)   $ 9,215,800

Purchases of treasury
   stock                           --            --            --            --         10,400        (31,900)       (31,900)

Sales of treasury stock            --            --            --            --         (7,000)        21,000         21,000

Dividends declared                 --            --            --       (78,200)            --             --        (78,200)

Net earnings                       --            --            --       369,500             --             --        369,500
                          -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2001       5,429,240   $ 1,085,800   $ 4,413,600   $ 8,561,900      1,521,240    $(4,565,100)   $ 9,496,200
                          ===========   ===========   ===========   ===========    ===========    ===========    ===========


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Three Months Ended May 31
                                                              ----------------------------
                                                                 2001             2000
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                          $   379,300      $   280,900

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (41,100)            (600)
                                                              -----------      -----------


     Net cash used in investing activities                        (41,100)            (600)
                                                              -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                  1,399,000        1,865,000
   Payments under revolving credit agreement                   (1,856,000)      (1,609,000)
   Cash received from sales of treasury stock                      21,000               --
   Cash paid to acquire treasury stock                            (31,900)        (561,500)
                                                              -----------      -----------

     Net cash used in financing activities                       (467,900)        (305,500)
                                                              -----------      -----------

Net Decrease in Cash and Cash Equivalents                        (129,700)         (25,200)
Cash and Cash Equivalents, Beginning of Period                    268,300          214,300
                                                              -----------      -----------
Cash and Cash Equivalents, End of Period                      $   138,600      $   189,100
                                                              ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                     $    17,600      $    27,900
                                                              ===========      ===========
   Cash paid for income taxes                                 $    20,000      $    45,000
                                                              ===========      ===========

Supplemental Disclosure of Non Cash Operating Activities:
   Dividends declared                                         $    78,200      $    79,000
                                                              ===========      ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31, 2001 and 2000, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months ended May 31, 2001 and 2000, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2001.

Note 2 - Effective June 30, 2000 the Company signed a First Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2001. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (6.75% at May 31, 2001). The note is collateralized by substantially all the assets of the Company. Available credit under the revolving credit agreement was $2,873,000 at May 31, 2001.

Effective June 30, 2001 the Company signed a Second Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2002. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company.

Note 3 - Inventories consist of the following:


                                              May 31, 2001   February 28, 2001
                                              ------------   -----------------
                Current:
                  Book Inventory               $ 7,993,200      $ 9,258,300
                  Reserve for Obsolescence         (46,400)         (46,400)
                                               -----------      -----------

                Inventories net - current      $ 7,946,800      $ 9,211,900
                                               ===========      ===========

                Non-current:
                  Book Inventory               $ 1,051,600      $ 1,051,600
                  Reserve for Obsolescence        (106,600)         (46,600)
                                               -----------      -----------

                Inventories - non-current      $   945,000      $ 1,005,000
                                               ===========      ===========

                The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

Note 4 - Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION


The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.


                                                       Three Months Ended May 31,
                                                     -----------------------------
                                                         2001             2000
                                                     ------------     ------------
         Net Earnings                                $    369,500     $    276,100
                                                     ============     ============

         Basic EPS:
             Weighted Average Shares Outstanding        3,914,707        4,069,128
                                                     ============     ============
             Basic EPS                               $        .09     $        .07
                                                     ============     ============

         Diluted EPS:
             Weighted Average Shares Outstanding        3,914,707        4,069,128
             Assumed Exercise of Options                   91,515           52,036
                                                     ------------     ------------
         Shares Applicable to Diluted Earnings          4,006,222        4,121,164
                                                     ============     ============
         Diluted EPS                                 $        .09     $        .07
                                                     ============     ============


Since March 1, 1998, when the Company began its stock repurchase program, 1,550,571 shares of the Company's common stock at a total cost of $4,681,400 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at May 31, 2001 was $8,435,500 compared with $8,144,600 at the end of fiscal year 2001. Accounts receivable increased 43.2% during the first quarter of fiscal year 2002. Several sizable orders were received during the first quarter of fiscal year 2002 with payment due during the second quarter, resulting in the increase in accounts receivable. Inventory levels declined 12.3% during the first quarter of fiscal year 2002. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 41.2% during the first quarter of fiscal year 2002. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable. The note payable to the bank decreased 42.2% during the first quarter of fiscal year 2002. Increased sales in the Home Business Division, which are primarily cash sales, contributed to the decrease in the note payable to the bank.

Pre-tax margins were 12.5% for the first quarter ended May 31, 2001 compared with 10.5% for the first quarter ended May 31, 2000. Increased sales and lower sales discounts during the current quarter contributed to the improved pre-tax margins.

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division increased 28.7% to $2,803,500 for the first quarter of fiscal year 2002 when compared with $2,178,700 for the same quarter last year. The Company attributes this to an increase in new sales consultants and the retention of existing sales consultants. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company continues to offer its leadership skills program for the supervisors. This training program is designed to help supervisors build their business. Management is encouraged by the results in the Home Business Division and believes it will continue.

EDUCATIONAL DEVELOPMENT CORPORATION


Net sales from the Publishing Division were $1,997,100 for the three months ended May 31, 2001, a decrease of 3.6% when compared with net sales of $2,071,700 for the same three month period a year ago. The juvenile paperback market is highly competitive. Industry sales last year were $753 million annually. The Publishing Division's annual sales are approximately 1% of industry sales. Competitive factors include product quality, price and deliverability. National chains continue to dominate the bookstore market. The Company has taken a very aggressive approach towards increasing sales in this market segment by the use of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. Management believes that the Publishing Division can maintain its 1% market share.

Operating Expenses - The Company's cost of sales was $1,972,800 for the three months ended May 31, 2001, an increase of 9.8% over the cost of sales of $1,797,400 for the same three months ended May 31, 2000. Cost of sales expressed as a percentage of gross sales was 27.1% for the first quarter of fiscal year 2002 and 26.7% for the first quarter of fiscal year 2001. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and selling expenses were $832,600 for the quarter ended May 31, 2001 and $760,300 for the quarter ended May 31, 2000, an increase of 9.5%. These expenses expressed as a percentage of gross sales were 11.4% and 11.3% respectively, for the quarters ended May 31, 2001 and 2000. Increases in travel costs in both the Publishing Division and the Home Business Division contributed to the increase in operating and selling expenses. Increased credit card fees in the Home Business Division, the result of increased sales, also contributed to the increase in selling and operating expenses.

Sales commissions increased 28.2% to $1,033,000 during the first three months ended May 31, 2001 when compared with $805,600 for the three months ended May 31, 2000. These costs expressed as a percentage of gross sales were 14.2% for the three months ended May 31, 2001 and 12.0% for the three months ended May 31, 2000. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. Commission expense in the Publishing Division declined 2.8% during the three months ended May 31, 2001, the results of lower sales in that division. Commission expense in the Home Business Division increased 29.5% for the three months ended May 31, 2001, the result of increased sales in that division.

General and administrative costs were $354,200 for the first quarter of fiscal year 2002 and $420,200 for the first quarter of fiscal year 2001, a decrease of 15.7%. General and administrative costs expressed as a percentage of gross sales were 4.9% for the first quarter of the current fiscal year and 6.2% for the same quarter a year ago. A decrease in depreciation expense contributed to the decrease in general and administrative expenses for the first quarter of fiscal year 2002.

Interest expense was $16,000 for the three months ended May 31, 2001 versus $34,000 for the three months ended May 31, 2000, a decrease of 52.9%. As a percentage of gross sales, interest expense was 0.2% and 0.5% for the three month periods ending May 31, 2001 and 2000 respectively. Lower borrowings and lower interest rates contributed to the decrease in interest expense.

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

EDUCATIONAL DEVELOPMENT CORPORATION


Information by industry segment for the three months ended May 31, 2001 and 2000 is set forth below:


                                            Publishing          UBAH            Other             Total
                                           ------------     ------------     ------------      ------------
THREE MONTHS ENDED MAY 31, 2001

     Net sales from external customers     $  1,997,100     $  2,803,500     $         --      $  4,800,600
     Earnings before income taxes               751,900          605,200         (758,500)          598,600

THREE MONTHS ENDED MAY 31, 2000

     Net sales from external customers     $  2,071,700     $  2,178,700     $         --      $  4,250,400
     Earnings before income taxes               783,200          478,400         (814,100)          447,500

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any material market risk.

PART II  OTHER INFORMATION

          None

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



Date:   July 6, 2001