Form 10-Q
period 2001-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2001-10-04
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2001.

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

                                Yes     X              No
                                    ---------             -----------

         As of August 31, 2001 there were 3,855,170 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION



PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                           August 31, 2001
                                                             (unaudited)            February 28, 2001
                                                           ---------------          -----------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $       409,600           $       268,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 8/31/01 - $171,200
     2/28/01 - $224,300)                                         2,549,200                 1,478,400
   Inventories - Net                                             7,541,300                 9,211,900
   Prepaid expenses and other assets                               198,000                   247,100
   Income taxes receivable                                              --                    72,600
   Deferred income taxes                                            68,000                    97,800
                                                           ---------------           ---------------
         Total current assets                                   10,766,100                11,376,100

INVENTORIES                                                        892,600                 1,005,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     08/31/01 - $1,409,600; 2/28/01 - $1,390,100)                  101,200                    84,200

DEFERRED INCOME TAXES                                               24,400                     6,300
                                                           ---------------           ---------------

                                                           $    11,784,300           $    12,471,600
                                                           ===============           ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                    $            --           $     1,084,000
   Accounts payable                                              1,556,000                 1,703,100
   Accrued salaries and commissions                                364,400                   325,700
   Income taxes                                                     54,700                        --
   Other current liabilities                                       155,100                   118,700
                                                           ---------------           ---------------
         Total current liabilities                               2,130,200                 3,231,500

DEFERRED INCOME TAXES                                                   --                    24,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,855,170 and
     3,911,400 shares)                                           1,085,800                 1,085,800
   Capital in excess of par value                                4,416,100                 4,413,600
   Retained earnings                                             8,909,800                 8,270,600
                                                           ---------------           ---------------
                                                                14,411,700                13,770,000
   Less treasury shares, at cost                                (4,757,600)               (4,554,200)
                                                           ---------------           ---------------
                                                                 9,654,100                 9,215,800
                                                           ---------------           ---------------

                                                           $    11,784,300           $    12,471,600
                                                           ===============           ===============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION




STATEMENTS OF EARNINGS (UNAUDITED)

                                            Three Months Ended August 31,                  Six Months Ended August 31,
                                             2001                   2000                   2001                   2000
                                         ------------           ------------           ------------           ------------

GROSS SALES                              $  7,953,000           $  7,296,700           $ 15,236,800           $ 14,038,700
   Less discounts & allowances             (2,844,600)            (2,882,100)            (5,327,800)            (5,373,700)
                                         ------------           ------------           ------------           ------------
     Net sales                              5,108,400              4,414,600              9,909,000              8,665,000
COST OF SALES                               2,108,100              1,950,300              4,080,900              3,747,700
                                         ------------           ------------           ------------           ------------
     Gross margin                           3,000,300              2,464,300              5,828,100              4,917,300
                                         ------------           ------------           ------------           ------------
OPERATING EXPENSES:
   Operating & selling                        877,100                757,800              1,709,700              1,518,100
   Sales commissions                        1,104,600                759,700              2,137,600              1,565,300
   General & administrative                   361,700                349,100                715,900                769,300
   Interest                                     4,300                 32,200                 20,300                 66,200
                                         ------------           ------------           ------------           ------------
                                            2,347,700              1,898,800              4,583,500              3,918,900
                                         ------------           ------------           ------------           ------------

OTHER INCOME                                   12,100                  6,200                 18,700                 20,800
                                         ------------           ------------           ------------           ------------

EARNINGS BEFORE INCOME TAXES                  664,700                571,700              1,263,300              1,019,200

INCOME TAXES                                  240,900                219,000                470,000                390,400
                                         ------------           ------------           ------------           ------------

NET EARNINGS                             $    423,800           $    352,700           $    793,300           $    628,800
                                         ============           ============           ============           ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                                 $       0.11           $       0.09           $       0.20           $       0.16
                                         ============           ============           ============           ============
   Diluted                               $       0.11           $       0.09           $       0.20           $       0.16
                                         ============           ============           ============           ============


WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                  3,867,091              3,940,825              3,890,899              4,004,976
                                         ============           ============           ============           ============
     Diluted                                4,028,636              3,992,270              4,017,429              4,056,717
                                         ============           ============           ============           ============

DIVIDENDS DECLARED PER
   COMMON SHARE                          $         --           $         --           $       0.04           $       0.02
                                         ============           ============           ============           ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION




STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                         Common Stock
                   (par value $.20 per share)                                                  Treasury Stock
                   --------------------------                                           ---------------------------
                            Number of                    Capital in                       Number
                             Shares                       Excess of       Retained          of                         Shareholders'
                             Issued         Amount        Par Value       Earnings        Shares          Amount           Equity
                           -----------    -----------    -----------    -----------     -----------     -----------    ------------

BALANCE, MAR. 1, 2001        5,429,240    $ 1,085,800    $ 4,413,600    $ 8,270,600       1,517,840     $(4,554,200)    $ 9,215,800

Purchases of treasury
   stock                            --             --             --             --          66,900        (235,400)       (235,400)

Sales of treasury stock             --             --          2,500             --         (10,670)         32,000          34,500

Dividends paid
   ($0.04 / share)                  --             --             --       (154,100)             --              --        (154,100)

Net earnings                        --             --             --        793,300              --              --         793,300
                           -----------    -----------    -----------    -----------     -----------     -----------     -----------

BALANCE, AUG. 31, 2001       5,429,240    $ 1,085,800    $ 4,416,100    $ 8,909,800       1,574,070     $(4,757,600)    $ 9,654,100
                           ===========    ===========    ===========    ===========     ===========     ===========     ===========



See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION




STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six Months Ended August 31
                                                           --------------------------------
                                                               2001                2000
                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES                       $  1,626,300        $    584,600

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                          (46,000)             (2,200)
                                                           ------------        ------------

     Net cash used in investing activities                      (46,000)             (2,200)
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                2,347,000           3,876,000
   Payments under revolving credit agreement                 (3,431,000)         (3,707,000)
   Cash received from sale of treasury stock                     34,500               5,800
   Cash paid to acquire treasury stock                         (235,400)           (741,700)
   Dividends paid                                              (154,100)            (78,800)
                                                           ------------        ------------

     Net cash used in financing activities                   (1,439,000)           (645,700)
                                                           ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents            141,300             (63,300)
Cash and Cash Equivalents, Beginning of Period                  268,300             214,300
                                                           ------------        ------------
Cash and Cash Equivalents, End of Period                   $    409,600        $    151,000
                                                           ============        ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                  $     25,900        $     62,300
                                                           ============        ============
   Cash paid for income taxes                              $    355,300        $    394,800
                                                           ============        ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION



NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months ended August 31, 2001 and 2000, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and six months ended August 31, 2001 and 2000, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2001.

Note 2 - Effective June 30, 2001 the Company signed a Second Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2002. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company. There were no borrowings under the revolving credit agreement at August 31, 2001.

Note 3 - Inventories consist of the following:

                                                   August 31, 2001       February 28, 2001
                                                   ---------------       -----------------

                  Current:
                    Book Inventory                 $     7,587,700        $     9,258,300
                    Reserve for Obsolescence               (46,400)               (46,400)
                                                   ---------------        ---------------

                  Inventories net - current        $     7,541,300        $     9,211,900
                                                   ===============        ===============

                  Non-current:
                    Book Inventory                 $     1,008,200        $     1,051,600
                    Reserve for Obsolescence              (115,600)               (46,600)
                                                   ---------------        ---------------

                  Inventories - non-current        $       892,600        $     1,005,000
                                                   ===============        ===============

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

                                             Three Months Ended August 31,          Six Months Ended August 31,
                                                2001               2000               2001               2000
                                            ------------       ------------       ------------       ------------

Net Earnings                                $    423,800       $    352,700       $    793,300       $    628,800
                                            ============       ============       ============       ============

Basic EPS:
Weighted Average Shares Outstanding            3,867,091          3,940,825          3,890,899          4,004,976
                                            ============       ============       ============       ============
Basic EPS                                   $       0.11       $       0.09       $       0.20       $       0.16
                                            ============       ============       ============       ============

Diluted EPS:
Weighted Average Shares Outstanding            3,867,091          3,940,825          3,890,899          4,004,976
Assumed Exercise of Options                      161,545             51,445            126,530             51,741
                                            ------------       ------------       ------------       ------------
Shares Applicable to Diluted Earnings          4,028,636          3,992,270          4,017,429          4,056,717
                                            ============       ============       ============       ============
Diluted EPS                                 $       0.11       $       0.09       $       0.20       $       0.16
                                            ============       ============       ============       ============

Since March 1, 1998, when the Company began its stock repurchase program, 1,607,071 shares of the Company's common stock at a total cost of $4,885,100 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

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

With the exception of the overall impact on the general economy, the tragic events of September 11, 2001 are not currently expected to have a direct material effect on the Company.

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at August 31, 2001 was $8,635,900 compared with working capital of $8,144,600 at the end of fiscal year 2001. Accounts receivable increased 59.8% during the first six months of fiscal year 2002. The Company's "fall special", which offered extended payment terms, began during the second quarter and contributed to the increase in accounts receivable. Inventory levels declined 16.7% during the first six months of the current fiscal year. The level of inventory will fluctuate throughout the year, depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 8.6% during the first six months of fiscal year 2002. The major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable. The Company paid off its short term bank borrowings during the second quarter using cash generated by increased sales in the Home Business Division.

The Company paid a dividend of $0.04 per share on August 10, 2001.

Pre-tax margins were 13.0% and 12.8% for the three months and six months ended August 31, 2001, respectively, compared with 13.0% and 11.8% for the same comparable periods last year.

EDUCATIONAL DEVELOPMENT CORPORATION



RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $5,756,600 for the six months ended August 31, 2001 compared with $4,252,900 for the six months ended August 31, 2000, an increase of 35.4%. Sales for the three months ended August 31, 2001 were $2,953,100 versus $2,074,200 for the same three month period last year, an increase of 42.4%. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for the supervisors. This training program is designed to help supervisors build their business. Management is optimistic that the Home Business Division will continue to grow.

Net sales for the Publishing Division were $2,155,300 and $4,152,400 for the three months and six months ended August 31, 2001, respectively, compared with $2,340,400 and $4,412,100 for the same two periods, respectively, a year ago. The Company attributes this decline to a 45% decrease in purchasing by one of the Company's major wholesale distributors who closed down two distribution centers during the last six months. This wholesaler's consolidation has been completed and their purchases have begun to return to a more normal level. The juvenile paperback market is highly competitive. Industry sales last year were $753 million. The Publishing Division's annual sales are approximately 1% of industry sales. Competitive factors include product quality, price and deliverability. National chains continue to dominate the market. The Company has taken a very aggressive approach towards increasing sales in this market segment by the use of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. Management believes the Company can maintain its 1% market share.

Cost of Sales - The Company's cost of sales for the six months ended August 31, 2001 was $4,080,900, an increase of 8.9% over cost of sales of $3,747,700 for the six months ended August 31, 2000. Cost of sales expressed as a percentage of gross sales was 26.8% for the six months ended August 31, 2001 and 26.7% for the same six month period a year ago. Cost of sales for the three months ended August 31, 2001 was $2,108,100, an increase of 8.1% over cost of sales of $1,950,300 for the same three months last year. Cost of sales expressed as a percentage of gross sales were 26.5% and 26.7% for the periods ending August 31, 2001 and 2000 respectively.

Operating Expenses - Operating and selling expenses for the six months ended August 31, 2001 were $1,709,700 compared with $1,518,100 for the six months ended August 31, 2000, an increase of 12.6%. Expressed as a percentage of gross sales, these cost were 11.2% and 10.8% for the six months ended August 31, 2001 and 2000 respectively. Operating and selling expenses for the three months ended August 31, 2001 were $877,100 versus $757,800 for the same three months last year, an increase of 15.7%. These costs expressed as a percentage of gross sales were 11.0% for the three months ended August 31, 2001 and 10.4% for the three months ended August 31, 2000. Increased costs for special promotions and incentives in the Home Business Division contributed to the increase in operating and selling expenses for both the three months and six months ended August 31, 2001.

Sales commissions for the six months ended August 31, 2001 increased 36.6% to $2,137,600 when compared with $1,565,300 for the six months ended August 31, 2000. Sales commissions expressed as a percentage of gross sales were 14.0% for the six months ended August 31, 2001 and 11.2% for the six months ended August 31, 2000. Sales commissions for the three months ended August 31, 2001 and 2000 were $1,104,600 and $759,700, respectively, an increase of 45.4%. Sales commissions expressed as a percentage of gross sales were 13.9% for the three months ended August 31, 2001 and 10.4% for the three months ended August 31, 2000. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. Sales commissions for the Publishing Division were up slightly both for the three months and six months ended August 31, 2001. Sales commissions in the Home Business Division increased 47.1% for the three months ended August 31, 2001 and 38.0% for the six months ended August 31, 2001, the result of increased sales in that division.

General and administrative expenses were $715,900 for the six months ended August 31, 2001 and $769,300 for the six months ended August 31, 2000, a decrease of 6.9%. These expenses expressed as a percentage of gross sales were 4.7% and 5.5% for the periods ended August 31, 2001 and 2000, respectively. General and administrative expenses for the three months ended August 31, 2001 and 2000 were $361,700 and $349,100, respectively, an increase of 3.6%. As a percentage of gross sales, these expenses were 4.5% for the three months ended August 31, 2001 and 4.8% for the three months ended August 31, 2000. A decrease in depreciation expense contributed to the decrease in general and administrative expenses for the six months ended August 31, 2001.

Interest expense was $20,300 for the six months ended August 31, 2001 and $66,200 for the six months ended August 31, 2000, a decrease of 69.3%. As a percentage of gross sales, interest expense was 0.1% and 0.5% for the six months ended August 31, 2001 and 2000. Interest expense for the three months ended August 31, 2001 decreased 86.7% to $4,300 versus $32,200 for the three months ended August 31, 2000. As a percentage of gross sales, interest expense was 0.05% for the three months ended August 31, 2001 and 0.4% for the three months ended August 31, 2000. Reduced borrowings and lower interest rates contributed to the decrease in interest expense.

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

Information by industry segment for the three months and six months ended August 31, 2001 and 2000 is set forth below:

                                              Publishing            UBAH              Other               Total
                                             ------------       ------------       ------------        ------------

SIX MONTHS ENDED AUGUST 31, 2001

     Net sales from external customers       $  4,152,400       $  5,756,600       $         --        $  9,909,000
     Earnings before income taxes            $  1,496,400       $  1,254,000       $ (1,487,100)       $  1,263,300

THREE MONTHS ENDED AUGUST 31, 2001

     Net sales from external customers       $  2,155,300       $  2,953,100       $         --        $  5,108,400
     Earnings before income taxes            $    744,500       $    648,800       $   (728,600)       $    664,700

SIX MONTHS ENDED AUGUST 31, 2000

     Net sales from external customers       $  4,412,100       $  4,252,900       $         --        $  8,665,000
     Earnings before income taxes            $  1,616,500       $    980,000       $ (1,577,300)       $  1,019,200

THREE MONTHS ENDED AUGUST 31, 2000

     Net sales from external customers       $  2,340,400       $  2,074,200       $         --        $  4,414,600
     Earnings before income taxes            $    833,300       $    501,600       $   (763,200)       $    571,700


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



Date:   October 4, 2001
     ----------------------