Form 10-Q
period 2001-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2001-12-20
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2001.

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

         As of November 30, 2001 there were 3,844,617 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                           November 30, 2001   February 28, 2001
                                                             (unaudited)
                                                           -----------------   -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $     2,319,200     $       268,300
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 11/30/01 - $176,500
     2/28/01 - $224,300)                                         2,672,500           1,478,400
   Inventories - Net                                             7,006,300           9,211,900
   Prepaid expenses and other assets                               193,700             247,100
   Income taxes receivable                                              --              72,600
   Deferred income taxes                                            82,800              97,800
                                                           ---------------     ---------------
         Total current assets                                   12,274,500          11,376,100

INVENTORIES                                                        813,900           1,005,000

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     11/30/01 - $1,424,200; 2/28/01 - $1,390,100)                  117,900              84,200

DEFERRED INCOME TAXES                                               28,600               6,300
                                                           ---------------     ---------------

                                                           $    13,234,900     $    12,471,600
                                                           ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                    $            --     $     1,084,000
   Accounts payable                                              2,266,200           1,703,100
   Accrued salaries and commissions                                501,500             325,700
   Income taxes                                                    141,700                  --
   Other current liabilities                                       267,800             118,700
                                                           ---------------     ---------------
         Total current liabilities                               3,177,200           3,231,500

DEFERRED INCOME TAXES                                                   --              24,300

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,844,617 and
     3,911,400 shares)                                           1,085,800           1,085,800
   Capital in excess of par value                                4,419,000           4,413,600
   Retained earnings                                             9,394,800           8,270,600
                                                           ---------------     ---------------
                                                                14,899,600          13,770,000
   Less treasury shares, at cost                                (4,841,900)         (4,554,200)
                                                           ---------------     ---------------

                                                                10,057,700           9,215,800
                                                           ---------------     ---------------

                                                           $    13,234,900     $    12,471,600
                                                           ===============     ===============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three Months Ended November 30,       Nine Months Ended November 30,
                                                 2001               2000               2001               2000
                                            --------------     --------------     --------------     --------------
GROSS SALES                                 $    8,261,700     $    7,704,300     $   23,498,500     $   21,743,000
   Less discounts & allowances                  (2,253,800)        (2,458,700)        (7,581,600)        (7,832,400)
                                            --------------     --------------     --------------     --------------
     Net sales                                   6,007,900          5,245,600         15,916,900         13,910,600
COST OF SALES                                    2,235,200          2,065,300          6,316,100          5,813,000
                                            --------------     --------------     --------------     --------------
     Gross margin                                3,772,700          3,180,300          9,600,800          8,097,600
                                            --------------     --------------     --------------     --------------
OPERATING EXPENSES:
   Operating & selling                             992,900            870,200          2,702,600          2,388,300
   Sales commissions                             1,632,500          1,329,500          3,770,100          2,894,800
   General & administrative                        366,800            341,900          1,082,700          1,111,200
   Interest                                             --             27,700             20,300             93,900
                                            --------------     --------------     --------------     --------------
                                                 2,992,200          2,569,300          7,575,700          6,488,200
                                            --------------     --------------     --------------     --------------

OTHER INCOME                                        19,600              8,400             38,300             29,200
                                            --------------     --------------     --------------     --------------

EARNINGS BEFORE INCOME TAXES                       800,100            619,400          2,063,400          1,638,600

INCOME TAXES                                       315,100            237,500            785,100            627,900
                                            --------------     --------------     --------------     --------------

NET EARNINGS                                $      485,000     $      381,900     $    1,278,300     $    1,010,700
                                            ==============     ==============     ==============     ==============
BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                                    $         0.13     $         0.10     $         0.33     $         0.25
                                            ==============     ==============     ==============     ==============
   Diluted                                  $         0.12     $         0.10     $         0.32     $         0.25
                                            ==============     ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                       3,851,496          3,914,806          3,877,764          3,974,920
                                            ==============     ==============     ==============     ==============
     Diluted                                     4,095,284          4,039,210          4,043,381          4,056,382
                                            ==============     ==============     ==============     ==============

DIVIDENDS DECLARED PER
   COMMON SHARE                             $           --     $           --     $         0.04     $         0.02
                                            ==============     ==============     ==============     ==============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                        Common Stock
                                   (par value $.20 per share)
                                   -------------------------
                                           Number of                       Capital in
                                            Shares                         Excess of        Retained
                                            Issued          Amount         Par Value        Earnings
                                         -------------   -------------   -------------    -------------
BALANCE, MAR. 1, 2001                        5,429,240   $   1,085,800   $   4,413,600    $   8,270,600

Purchases of treasury
   stock                                            --              --              --               --

Sales of treasury stock                             --              --           5,600               --

Exercise of options at $3.00/share                  --              --            (200)              --

Dividends paid ($0.04 / share)                      --              --              --         (154,100)

Net earnings                                        --              --              --        1,278,300
                                         -------------   -------------   -------------    -------------
BALANCE, NOV. 30, 2001                       5,429,240   $   1,085,800   $   4,419,000    $   9,394,800
                                         =============   =============   =============    =============


                                              Treasury Stock
                                      -----------------------------
                                         Number
                                           of                           Shareholders'
                                          Shares          Amount            Equity
                                      -------------    -------------    -------------
BALANCE, MAR. 1, 2001                     1,517,840    $  (4,554,200)   $   9,215,800

Purchases of treasury
   stock                                     94,500         (371,400)        (371,400)

Sales of treasury stock                     (24,417)          73,600           79,200

Exercise of options at $3.00/share           (3,300)          10,100            9,900

Dividends paid ($0.04 / share)                   --               --         (154,100)

Net earnings                                     --               --        1,278,300
                                      -------------    -------------    -------------
BALANCE, NOV. 30, 2001                    1,584,623    $  (4,841,900)   $  10,057,700
                                      =============    =============    =============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended November 30
                                                          --------------------------------
                                                               2001              2000
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES                      $    3,648,700    $    1,302,700

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                           (77,400)          (58,500)
                                                          --------------    --------------

     Net cash used in investing activities                       (77,400)          (58,500)
                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                 2,347,000         5,801,000
   Payments under revolving credit agreement                  (3,431,000)       (6,289,000)
   Cash received from exercise of stock option                     9,900                --
   Cash received from sale of treasury stock                      79,200            41,000
   Cash paid to acquire treasury stock                          (371,400)         (800,100)
   Dividends paid                                               (154,100)          (78,800)
                                                          --------------    --------------

     Net cash used in financing activities                    (1,520,400)       (1,325,900)
                                                          --------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents           2,050,900           (81,700)
Cash and Cash Equivalents, Beginning of Period                   268,300           214,300
                                                          --------------    --------------
Cash and Cash Equivalents, End of Period                  $    2,319,200    $      132,600
                                                          ==============    ==============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                 $       26,400    $       92,400
                                                          ==============    ==============
   Cash paid for income taxes                             $      602,300    $      631,000
                                                          ==============    ==============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months ended November 30, 2001 and 2000, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. There were no adjustments, other than normal recurring accruals, entering into the determination of the results shown except as noted in this report. The results of operations for the three months and nine months ended November 30, 2001 and 2000, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2001.

Note 2 - Effective June 30, 2001 the Company signed a Second Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2002. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company. There were no borrowings under the revolving credit agreement at November 30, 2001.

Note 3 - Inventories consist of the following:

                                                         November 30, 2001   February 28, 2001
                                                         -----------------   -----------------
                Current:
                  Book Inventory                           $    7,052,700     $    9,258,300
                  Reserve for Obsolescence                        (46,400)           (46,400)
                                                           --------------     --------------

                Inventories net - current                  $    7,006,300     $    9,211,900
                                                           ==============     ==============

                Non-current:
                  Book Inventory                           $      938,500     $    1,051,600
                  Reserve for Obsolescence                       (124,600)           (46,600)
                                                           --------------     --------------

                Inventories - non-current                  $      813,900     $    1,005,000
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


                                                 Three Months Ended November 30,   Nine Months Ended November 30,
                                                     2001              2000            2001              2000
                                                 -------------    -------------    -------------    -------------
Net Earnings                                     $     485,000    $     381,900    $   1,278,300    $   1,010,700
                                                 =============    =============    =============    =============

Basic EPS:
Weighted Average Shares Outstanding                  3,851,496        3,914,806        3,877,764        3,974,920
                                                 =============    =============    =============    =============
Basic EPS                                        $        0.13    $        0.10    $        0.33    $        0.25
                                                 =============    =============    =============    =============

Diluted EPS:
Weighted Average Shares Outstanding                  3,851,496        3,914,806        3,877,764        3,974,920
Assumed Exercise of Options                            243,788          124,404          165,617           81,462
                                                 -------------    -------------    -------------    -------------
Shares Applicable to Diluted Earnings                4,095,284        4,039,210        4,043,381        4,056,382
                                                 =============    =============    =============    =============
Diluted EPS                                      $        0.12    $        0.10    $        0.32    $        0.25
                                                 =============    =============    =============    =============

Since March 1, 1998, when the Company began its stock repurchase program, 1,634,674 shares of the Company's common stock at a total cost of $5,020,989 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

Note 5 - On December 12, 2001 the Company paid an earnest money deposit of $89,500 and entered into an agreement to purchase its current leased office and warehouse facility for cash of approximately $1,790,000. Closing is anticipated to occur in January 2002.

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

With the exception of the overall impact on the general economy, the tragic events of September 11, 2001 have not had a direct material effect on the Company.

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at November 30, 2001 was $9,097,300 compared with working capital of $8,144,600 at the end of fiscal year 2001. Cash provided by increased sales in the Home Business Division resulted in cash and cash equivalents increasing $2,050,900 over fiscal year 2001 year end balances. Accounts receivable increased 67.3% during the first nine months of fiscal year 2002. The Company's "fall special", which began in the second quarter and continued during the third quarter, extended the payment terms until the fourth quarter of fiscal year 2002. Inventory levels declined 22.5% during the first nine months of fiscal year 2002. The level of inventory will fluctuate throughout the year, depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable increased 33.1% over accounts payable at the end of last fiscal year. The major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of purchases and the payment terms offered by various suppliers affect the levels of accounts payable. The Company paid off its short term bank borrowings during the second quarter using cash generated by increased sales in the Home Business Division.

Pre-tax margins were 13.3% and 13.0% for the three months and nine months ended November 30, 2001, respectively and 11.8% and 11.8% for the same comparable periods last year.

EDUCATIONAL DEVELOPMENT CORPORATION

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $10,231,400 for the nine months ended November 30, 2001 compared with $7,904,900 for the nine months ended November 30, 2000, an increase of 29.4%. Sales for the three months ended November 30, 2001 increased 22.5% to $4,474,800 compared with $3,652,000 for the three months ended November 30, 2000. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new and exciting incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for supervisors. This training program is designed to help supervisors build their business. Management is optimistic that the Home Business Division will continue to grow.

Net sales for the Publishing Division were $5,685,500 for the nine months ended November 30, 2001 compared with $6,005,700 for the same period a year ago, a decline of 5.3%. Net sales for the three months ended November 30, 2001 and 2000 were $1,533,100 and $1,593,600 respectively, a decrease of 3.8%. The Company attributes this decline to a 45% decrease in purchasing by one of the Company's major wholesale distributors who closed down two distribution centers during the last six months of fiscal year 2002. This wholesaler's consolidation has been completed and their purchases have begun to return to a more normal level. The juvenile paperback market is highly competitive. Industry sales last year were $753 million. The Publishing Division's annual sales are approximately 1% of industry sales. Competitive factors include product quality, price and deliverability. National chains continue to dominate the market. The Company has taken a very aggressive approach towards increasing sales in this market segment by the use of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. Management believes the Company can maintain its 1% market share.

Cost of Sales - The Company's cost of sales for the nine months ended November 30, 2001 was $6,316,100, an increase of 8.7% over cost of sales of $5,813,000 for the nine months ended November 30, 2000. Cost of sales expressed as a percentage of gross sales was 26.9% for the nine months ended November 30, 2001 and 26.7% for the same nine month period a year ago. Cost of sales for the three months ended November 30, 2001 was $2,235,200 compared with $2,065,300 for the same three month period last year, an increase of 8.2%. When expressed as a percentage of gross sales, cost of sales for the three months ended November 30, 2001 was 27.1% and was 26.8% for the three months ended November 30, 2000.

Operating Expenses - Operating and selling expenses increased 13.2% to $2,702,600 for the nine months ended November 30, 2001 compared with $2,388,300 for the nine months ended November 30, 2000. These expenses expressed as a percentage of gross sales were 11.5% and 11.0% for the nine months ended November 30, 2001 and 2000 respectively. Operating and selling expenses for the three months ended November 30, 2001 were $992,900, an increase of 14.1% over these expenses of $870,200 for the same period a year ago. When expressed as a percentage of gross sales, these expenses for the three months ended November 30, 2001 and 2000 were 12.0% and 11.3% respectively. Increased costs for special promotions and incentives in the Home Business Division contributed to the increase in operating and selling expenses for both the three months and nine months ended November 30, 2001.

Sales commissions for the nine months ended November 30, 2001 were $3,770,100 compared with $2,894,800 for the same nine month period last year, an increase of 30.2%. Sales commissions for the third quarters ended November 30, 2001 and 2000, respectively, were $1,632,500 and $1,329,500, an increase of 22.8%. When expressed as a percentage of gross sales, sales commissions for the three months and nine months ended November 30, 2001 were 19.8% and 16.0% respectively and were 17.3% and 13.3% for the three months and nine months ended November 30, 2000, respectively. Sales commissions will fluctuate depending upon the product being sold and the division making the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions increased in both periods for the Home Business Division and declined in both periods for the Publishing Division.

General and administrative expenses were $1,082,700 for the nine months ended November 30, 2001 versus $1,111,200 for the nine months ended November 30, 2000, a decrease of 2.6%. These costs expressed as a percentage of gross sales were 4.6% for the current nine month period and 5.1% for the same nine month period a year ago. General and administrative expenses for the three months ended November 30, 2001 were $366,800, an increase of 7.3% over $341,900, for the same three months last year. When expressed as a percentage of gross sales, these costs for the three months ended November 30, 2001 and 2000 were 4.4% and 4.4% respectively. A decrease in depreciation expense contributed to the decrease in general and administrative expenses for the nine months ended November 30, 2001.

The Company did not incur any interest expenses for the three months ended November 30, 2001 as the bank loan had been paid off in the previous quarter. Interest expense for the nine months ended November 30, 2001 decreased 78.4% when compared with the same nine month period a year ago. Reduced borrowings and lower interest rates contributed to the lower interest costs.

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

Information by industry segment for the three months and nine months ended November 30, 2001 and 2000 is set forth below:


                                                Publishing           UBAH             Other              Total
                                              --------------    --------------    --------------     --------------
NINE MONTHS ENDED NOVEMBER 30, 2001

     Net sales from external customers        $    5,685,500    $   10,231,400    $           --     $   15,916,900
     Earnings before income taxes             $    2,022,700    $    2,312,000    $   (2,271,300)    $    2,063,400

THREE MONTHS ENDED NOVEMBER 30, 2001

     Net sales from external customers        $    1,533,100    $    4,474,800    $           --     $    6,007,900
     Earnings before income taxes             $      526,300    $    1,058,000    $     (784,200)    $      800,100

NINE MONTHS ENDED NOVEMBER 30, 2000

     Net sales from external customers        $    6,005,700    $    7,904,900    $           --     $   13,910,600
     Earnings before income taxes             $    2,173,100    $    1,790,600    $   (2,325,100)    $    1,638,600

THREE MONTHS ENDED NOVEMBER 30, 2000

     Net sales from external customers        $    1,593,600    $    3,652,000    $           --     $    5,245,600
     Earnings before income taxes             $      556,600    $      810,600    $     (747,800)    $      619,400


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


Date:   December 20, 2001
     ------------------------