Form 10-K
period 2002-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2002-05-06
CIK 31667

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended February 28, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 17, 2002, 3,835,117 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 2,715,223 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 17, 2002, of these shares traded on the Nasdaq National Market, was approximately $19,006,561.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on July 2, 2002.

                                TABLE OF CONTENTS

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................................................3

PART I

Item 1.    Business............................................................................................3

Item 2.    Properties..........................................................................................6

Item 3.    Legal Proceedings...................................................................................6

Item 4.    Submission of Matters to a Vote of Security Holders.................................................6

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................6

Item 6.    Selected Financial Data.............................................................................7

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............7

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................11

Item 8.    Financial Statements and Supplementary Data........................................................11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............12

PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................12

Item 11.   Executive Compensation.............................................................................12

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................13

Item 13.   Certain Relationships and Related Transactions.....................................................13

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................14

                       EDUCATIONAL DEVELOPMENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED FEBRUARY 28, 2002

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

         During Fiscal Year ("FY") 2002 the Company operated two divisions: Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

         Significant Events During Fiscal Year 2002

         There were no significant events during fiscal year 2002.

(b) Financial Information about Industry Segments

         See part II, Item 8 - Financial Statements and Supplementary Data

(c) Narrative Description of Business

(i) General

         The principal product of both the Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,100 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Alternatively, 18 Kid Kits are also available in an attractive box package. Currently 70 different Kid Kits are available.

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

There is some risk involved in having only one source for its products - Usborne Publishing Limited. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type and currently has no plans to sell any other line.

(ii) Industry Segments

     (a) Home Business Division

         The Home Business Division markets the Usborne line of approximately 1,100 titles and 70 Kid Kits through a combination of direct sales, home parties, book fairs and the internet, sold through a network marketing system. The division also sells to school and public libraries.

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

(iv) Marketing

     (a) Home Business Division

         The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the internet. The division had approximately 5,600 consultants in 50 states at February 28, 2002.

     (b) Publishing Division

         The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This division markets to approximately 9,000 book, toy and specialty stores. Significant orders totaling 29% of Publishing sales have been received from major book chains. During fiscal year 2002 the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

(v) Competition

     (a) Home Business Division

         The Home Business Division faces significant competition from several other direct selling companies which have more financial resources. Federal and state funding cuts to schools affect the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division's future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress. Management believes its superior product line and consultant network will enable this division to be highly competitive in its market area.

     (b) Publishing Division

         The Publishing Division faces strong competition from large U.S. and international companies which have more financial resources. Industry sales of juvenile paperbacks approaches $888 million annually. The Publishing Division's sales are approximately 0.8% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.

(vi) Seasonality

     (a) Home Business Division

         The level of sales for Home Business Division is greatest during the Fall as individuals prepare for the Holiday season.

     (b) Publishing Division

         The level of shipments of the Company's books is greatest in the Fall while retailers are stocking up for Holiday season.

(vii) Government Funding

         Local, state and Federal funds are important to the Home Business Division but not to the Publishing Division. In many cities and states in which the Company does business, school funds have been severely cut, which impacts sales to school libraries.

(viii) Trademarks, Copyrights and Patents

         (none)

(ix) Employees

         As of April 1, 2002, the Company had 65 full-time employees and 1 part-time employee. The Company believes its relations with its employees to be good.

Item 2. PROPERTIES

         The Company is located at 10302 E. 55th Pl, Tulsa, Oklahoma. In January, 2002, the Company purchased for $1.8 million the warehouse and office facilities it formerly leased. These facilities contain approximately 80,400 square feet of office and warehouse space.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 2002 and 2001, as reported by the National Association of Securities Dealers, Inc., were as follows:

                                              2002                    2001
                                        -----------------       -----------------
Period                                  High         Low        High         Low
------                                  -----        ----       -----       -----

1st Qtr .........................       3.688        2.92        3.50       2.469
2nd Qtr .........................        5.30        3.17        4.25        2.00
3rd Qtr .........................        5.75        4.55       4.125        3.00
4th Qtr .........................        7.39        5.28        4.00        3.00

The number of shareholders of record of EDC's common stock at April 17, 2002 was 1,121.

The Company paid a $0.04 per share annual dividend during fiscal year 2002 and a $0.02 per share annual dividend during fiscal year 2001. The Company plans to pay a $0.04 per share annual dividend during fiscal year 2003.

Item 6. SELECTED FINANCIAL DATA

                                                                     YEARS ENDED FEBRUARY 28 (29)
                                      ------------------------------------------------------------------------------------------
                                           2002               2001               2000               1999                1998
                                      --------------     --------------     --------------     --------------     --------------

Net Sales                             $   20,554,451     $   17,596,848     $   16,851,261     $   16,671,385     $   19,343,362
                                      --------------     --------------     --------------     --------------     --------------

Earnings From Continuing
   Operations                         $    1,531,274     $    1,090,262     $    1,079,028     $    1,297,493     $    1,704,568
                                      --------------     --------------     --------------     --------------     --------------

Earnings From Continuing Operations
   Per Common Share
     Basic                            $          .40     $          .28     $          .25     $          .26     $          .33
                                      --------------     --------------     --------------     --------------     --------------
     Diluted                          $          .38     $          .27     $          .24     $          .26     $          .32
                                      --------------     --------------     --------------     --------------     --------------

Total Assets                          $   14,169,798     $   12,471,650     $   12,340,022     $   12,339,594     $   13,597,500
                                      --------------     --------------     --------------     --------------     --------------

Cash Dividends Declared
   Per Common Share                   $          .04     $          .02     $          .02     $          .02     $          .01
                                      --------------     --------------     --------------     --------------     --------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (a)  Results of Operations

FY 2002

         The Home Business Division's net sales increased 28.8% during FY 2002 when compared with FY 2001. Each quarter of FY 2002 recorded a sales increase when compared with the same quarter of FY 2001. A quarterly comparison of FY 2002 versus FY 2001 shows the first quarter up 28.7%, the second quarter up 42.4%, the third quarter up 22.5% and the fourth quarter up 26.6%. The Company attributes these increases to the fact that the number of consultants selling increased 28% during FY 2002. The Company continued offering its leadership skills seminars throughout FY 2002. These seminars are designed to help supervisors build their business and the seminars proved to be very popular with these supervisors. The Home Business Division will hold its Sixth National Convention in June, 2002, in Tulsa, Oklahoma. Management is optimistic that this division will continue in FY 2003 the growth trend experienced in FY 2002.

         The Publishing Division's net sales increased slightly in FY 2002 when compared with FY 2001. Increased marketing efforts contributed to the sales increase. The Company has an aggressive in-house sales force which maintains contact with over 9,000 customers. During FY 2002, the telesales force opened 547 new accounts compared with 679 new accounts in FY 2001. The Company offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,545 of these attractive racks in retail stores throughout the country at the end of FY 2002 compared with 3,428 at the end of FY 2001. The Company attends major national trade shows throughout the country to further enhance product visibility. The trend of prior years in which smaller independent book stores and gift stores closed due to intense competition from larger chains continues. However, this trend appears to be slowing. Our in-house telesales force, which contacts smaller independent stores, reported a slight sales increase during FY 2002. Our field representatives had a slight sales decrease during FY 2002. Sales to the national chains continue to dominate the bookstore market. The Company's sales to these national chains increased 4.5% during FY 2002. The Company plans to continue its aggressive approach to the national chains in the areas of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. Significant potential for growth exists with the national chains and the Company is strongly committed to increasing these sales. For these reasons, management is optimistic that the Publishing Division can maintain its market share.

         Cost of sales increased 11.4% during FY 2002 when compared with FY 2001. Cost of sales as a percentage of gross sales was 26.7% for both FY 2002 and FY 2001. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix being sold. Management expects the cost of sales percentage for FY 2003 will remain consistent with FY 2002.

         Operating and selling expenses increased 12.8% during FY 2002 when compared with FY 2001. As a percentage of gross sales, these costs were 12.2% for FY 2002 and 12.1% for FY 2001. Contributing to the increase in operating and selling expenses were increased payroll costs and higher freight costs. Increased credit card costs and increased marketing costs in the Home Business Division, the result of increased sales, also contributed to the increase. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales in FY 2003.

         Sales commission increased 30.0% during FY 2002 when compared with FY 2001. As a percentage of gross sales, these costs were 16.0% in FY 2002 and 13.7% in FY 2001. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division that makes the sale. Commission expense in the Publishing Division remained unchanged between FY 2002 and FY 2001. Commission expense in the Home Business Division increased 30.9%, the result of increased sales and the higher commission structure in the Home Business Division.

         General and administrative expenses increased 2.2% in FY 2002 versus FY 2001. As a percentage of gross sales, these expenses were 4.8% in FY 2002 and 5.3% in FY 2001. An increase in materials and supplies contributed to the increase in general and administrative expenses.

         Interest expense declined 80.6% in FY 2002 when compared with FY 2001. As a percentage of gross sales, interest expense was 0.07% in FY 2002 and 0.4% in FY 2001. The Company's note payable to the bank was paid off August 29, 2001. This along with lower borrowings during the first six months of FY 2002 and lower interest rates contributed to lower interest expense in FY 2002.

FY 2001

         The Home Business Division's net sales increased 15.2% during FY 2001 when compared with FY 2000. Each quarter of FY 2001 recorded a sales increase when compared with the same quarter of FY 2000. The last two quarters of FY 2001 were especially strong when compared with the same two quarters last year. Net sales for the third quarter of FY 2001 increased 18.5% over the third quarter of FY 2000 while net sales for the fourth quarter of FY 2001 increased 32.7% over the fourth quarter of FY 2000. The Company attributed this increase to several factors including a 36% increase in the number of active consultants at the end of FY 2001 when compared with FY 2000. In August, 2001 the major competitor of the Home Business Division ceased operations. The Company signed up slightly over 1,000 of this former competitor's sales representatives. The sales by these consultants made a significant contribution to total net sales during the last six months of FY 2001. Throughout FY 2001 the Company offered several leadership skills seminars designed to help supervisors build their business. These seminars proved to be very popular with the supervisors and a large number of them participated. The Home Business Division's fifth National Convention was held in May 2001.

         The Publishing Division's net sales declined 7.6% in FY 2001 when compared with FY 2000. Decreased volumes contributed to the decline in net sales. The Company's aggressive in-house telephone sales force maintained contact with over 10,000 customers. During FY 2001, the telesales force opened 679 new accounts compared with 675 new accounts in FY 2000. The Company offered two display racks to assist stores in displaying the Company's products. One was a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack was a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,428 of these attractive racks in retail stores throughout the country at the end of FY 2001 compared with 3,307 at the end of FY 2000. The Company attended major national trade shows throughout the country to further enhance product visibility. In recent years, numerous independent book and gift stores have been closed due to increased competition from larger chains. During the past year, this trend appeared to be changing in a favorable manner. In-house marketing, which contacts smaller independent stores, reflected an actual increase in sales in fiscal year 2001. Our field representatives had a sales decrease, but reported that their account base was finally stabilizing. These developments have the potential to reflect positively on future sales. National chains continue, however, to dominate the bookstore market. In order to increase our presence with the national chains the Company took a more aggressive approach in the areas of cooperative advertising, joint promotional efforts and institutional advertising in trade publications. These efforts were initiated in the last portion of fiscal year 2001 and were dramatically increased in fiscal year 2002. The initial response to these efforts was encouraging. There is significant potential with national chains, and the Company is strongly committed to increasing these sales.

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

     (b) Financial Position

     Working capital was $7.5 million for fiscal year end 2002 and $8.1 million at fiscal year end 2001. The net effect of a decrease in inventory, an increase in accounts payable and the elimination of short-term bank debt resulted in the decrease in working capital at fiscal year end 2002. Management expects its financial position to remain strong and to increase working capital during the next fiscal year.

     (c) Liquidity and Capital Resources

     Management believes the Company's liquidity at February 28, 2002, is adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during fiscal year 2003. Capital expenditures are expected to be less than $750,000 during fiscal year 2003. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, property improvements and additions to equipment in the warehouse.

     Effective June 30, 2001 the Company signed a Second Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2002. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (4.50% at February 28, 2002). The note is collateralized by substantially all of the assets of the Company. At February 28, 2002 the Company had no borrowings outstanding. Available credit under the revolving credit agreement was $3,500,000 at February 28, 2002.

     The Company obtained and uses the credit facility to fund routine operations. Payments are made from current cash flows. The Company plans to renew this facility when it matures on June 30, 2002. The Company believes its borrowing capacity under this line to be adequate for anticipated operating levels.

     The Company generated cash from operating activities during fiscal year 2002. Accounts receivable increased during the year as several large orders in the Publishing Division were received in January and February, and the Publishing Division offered special dating terms during the fourth quarter with payment due during the first quarter of fiscal year 2003. The Company plans to continue to maximize its collection efforts in order to maintain cash flows during fiscal year 2003.

     Inventory levels declined 11.2% from fiscal year end 2001 to fiscal year end 2002, the result of the timing of deliveries from the Company's principal supplier. The Company continues to monitor inventory levels to ensure that adequate inventory is on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately next year.

     The major component of accounts payable is the amount due the Company's principal supplier. Increases and decreases in inventory levels directly affect the level of accounts payable. Also the timing of the purchases and the payment terms offered by the suppliers affect the year end levels of accounts payable. The Company expects accounts payable to increase moderately next year. Management anticipates cash flows from operating activities to increase in the foreseeable future.

     Cash used in investing activities during fiscal year 2002 was primarily for the acquisition of the Company's office and warehouse facility which previously had been leased. The Company did not incur any debt in this purchase but used cash reserves generated by the increased sales in the Home Business Division.

     The short-term bank loan was paid off in August, 2001, using cash generated by increased sales in the Home Business Division, whose sales are primarily cash.

     During the year the Company continued the stock buyback program by purchasing 139,603 shares of its common stock at a cost of $634,752. The Company paid a divided of $0.04 per share or $154,175.

         (d) Critical Accounting Policies

         Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These non-current inventory quantities are estimated by management using the historical inventory turnover rates by title and were $817,500 and $1,051,600 at February 28, 2002 and 2001, respectively.

         Management also estimates a reserve for obsolete inventory based on inventory turnover rates and market conditions. Management has estimated and included a reserve for obsolesce for both current and non-current inventory of $179,990 and $92,990 as of February 28, 2002 and 2001, respectively.

         Management also estimates a reserve for sales returns. The Company's sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of February 28, 2002 and 2001. The reserve for sales returns is estimated by management using historical sales returns data.

         These critical accounting polices represent the best estimate of management. Actual results could vary significantly and have a material impact on the financial position of the Company.

         (e) New Accounting Standards

         In June 2001 the FASB issued Statement of Financial Accounting (SFAS) No 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board
(APB) opinion No. 16, Business Combinations, and FASB No. 38, Accounting for Preacquisition Contingencies for Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The Company adopted SFAS No. 141 effective July 1, 2001, as required; however, the Company has not entered into any business combinations since the effective date of the statement.

         (f) Accounting Standards Issued But Not Yet Adopted

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 in its 2003 financial statements, as required. Since the Company has no material intangible assets or goodwill, Management believes adoption of this new standard will have no impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the provision of SFAS No. 144 as required on March 1, 2002. This standard had no effect on the Company's financial statements upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have any material market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this Item 8 begins at page F-1, following page 18 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2002.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Identification of Directors

         The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 2, 2002.

         (b) Identification of Executive Officers

         The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                                           Office
       Name                             Office                           Held Since            Age
       ----                             ------                           ----------            ---
Randall W. White               Chairman of the Board,                      1986                60
                               President and Treasurer

W. Curtis Fossett              Controller and                              1989                56
                               Corporate Secretary

Michael L. Puhl                Vice President - Operations                 1998                46

Craig M. White*                Vice President - Information Systems        2001                33

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

         (c) Compliance With Section 16 (a) of the Exchange Act

         The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Compliance With Section 16
(a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2002.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or related transactions required to be disclosed.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

              1. Financial Statements                                                  Page
                                                                                       ----
              Independent Auditors' Report                                             F-1

              Balance Sheets - February 28, 2002
                  and February 28, 2001                                                F-2

              Statements of Earnings - Years ended
                  February 28, 2002, February 28, 2001
                  and February 29, 2000                                                F-3

              Statements of Shareholders' Equity -
                  Years ended February 28, 2002,
                  February 28, 2001 and February 29, 2000                              F-4

              Statements of Cash Flows -
                  Years ended February 28, 2002,
                  February 28, 2001 and February 29, 2000                              F-5

              Notes to Financial Statements                                            F-6-F-15
              Schedules have been omitted as such information is either not required or is included in the financial statements.

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

                 10.26 First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to
                        Exhibit 10.25 to Form 10-K dated February 28, 2001 (File No. 0-4957).

                *10.27 Second Amendment dated June 30, 2001 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

                *23.    Independent Auditors' Consent

----------

                * Filed Herewith

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

                                       EDUCATIONAL DEVELOPMENT CORPORATION

Date: May 6, 2002                      By /s/ W. Curtis Fossett
                                          --------------------------------------
                                          W. Curtis Fossett
                                          Principal Financial
                                          and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 6, 2002                      /s/ Randall W. White
                                       -----------------------------------------
                                       Randall W. White
                                       Chairman of the Board
                                       President, Treasurer and
                                       Director

      May 6, 2002                      /s/ Robert D. Berryhill
                                       -----------------------------------------
                                       Robert D. Berryhill, Director

      May 6, 2002                      /s/ Dean Cosgrove
                                       -----------------------------------------
                                       G. Dean Cosgrove, Director

      May 6, 2002                      /s/ James F. Lewis
                                       -----------------------------------------
                                       James F. Lewis, Director

      May 6, 2002                      /s/ W. Curtis Fossett
                                       -----------------------------------------
                                       W. Curtis Fossett
                                       Principal Financial
                                       and Accounting Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation (the "Company") as of February 28, 2002 and 2001, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

April 1, 2002

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 2002 AND 2001
--------------------------------------------------------------------------------

ASSETS                                                                     2002                2001

CURRENT ASSETS:
   Cash and cash equivalents                                            $    906,889        $    268,271
   Accounts receivable, less allowances for doubtful accounts and
      sales returns $184,076 (2002) and $224,346 (2001)                    2,040,423           1,478,355
   Income tax receivable                                                          --              72,697
   Inventories - Net                                                       8,291,950           9,211,942
   Prepaid expenses and other assets                                         218,341             247,126
   Deferred income taxes                                                     120,700              97,800
                                                                        ------------        ------------
             Total current assets                                         11,578,303          11,376,191

INVENTORIES - Net                                                            683,880           1,004,980

PROPERTY, PLANT AND EQUIPMENT - Net                                        1,907,615              84,179
                                                                        ------------        ------------
                                                                        $ 14,169,798        $ 12,465,350
                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                                 $         --        $  1,084,000
   Accounts payable                                                        3,380,102           1,703,151
   Accrued salaries and commissions                                          352,756             325,661
   Other current liabilities                                                 244,846             118,711
   Income tax payable                                                         63,753                  --
                                                                        ------------        ------------
             Total current liabilities                                     4,041,457           3,231,523

DEFERRED INCOME TAXES                                                         13,000              18,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common stock, $0.20 par value; Authorized 6,000,000 shares;
      Issued 5,429,240 shares;
      Outstanding 3,822,117 (2002) and 3,911,400 (2001) shares             1,085,848           1,085,848
   Capital in excess of par value                                          4,417,507           4,413,627
   Retained earnings                                                       9,647,723           8,270,624
                                                                        ------------        ------------
                                                                          15,151,078          13,770,099
   Less treasury stock, at cost                                           (5,035,737)         (4,554,272)
                                                                        ------------        ------------
                                                                          10,115,341           9,215,827
                                                                        ------------        ------------
                                                                        $ 14,169,798        $ 12,465,350
                                                                        ============        ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2002 AND 2001, AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                           2002                2001                2000

GROSS SALES                            $ 30,457,695        $ 27,260,879        $ 26,613,943
   Less discounts and allowances         (9,903,244)         (9,664,031)         (9,762,682)
                                       ------------        ------------        ------------
           Net sales                     20,554,451          17,596,848          16,851,261
COST OF SALES                             8,121,522           7,287,920           6,984,387
                                       ------------        ------------        ------------
           Gross margin                  12,432,929          10,308,928           9,866,874
                                       ------------        ------------        ------------

OPERATING EXPENSES:
   Operating and selling                  3,717,465           3,295,164           3,224,442
   Sales commissions                      4,867,970           3,743,954           3,266,733
   General and administrative             1,463,631           1,432,030           1,634,027
   Interest                                  20,343             104,925              45,401
                                       ------------        ------------        ------------
                                         10,069,409           8,576,073           8,170,603
                                       ------------        ------------        ------------

OTHER INCOME                                 76,554              37,507              51,757
                                       ------------        ------------        ------------

EARNINGS BEFORE INCOME TAXES              2,440,074           1,770,362           1,748,028

INCOME TAXES                                908,800             680,100             669,000
                                       ------------        ------------        ------------

NET EARNINGS                           $  1,531,274        $  1,090,262        $  1,079,028
                                       ============        ============        ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                               $       0.40        $       0.28        $       0.25
                                       ============        ============        ============
   Diluted                             $       0.38        $       0.27        $       0.24
                                       ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT SHARES
   OUTSTANDING:
   Basic                                  3,867,221           3,955,527           4,364,608
                                       ============        ============        ============
   Diluted                                4,061,956           4,042,642           4,426,836
                                       ============        ============        ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2002 AND 2001, AND FEBRUARY 29, 2000

                                                  COMMON STOCK
                                           (PAR VALUE $.20 PER SHARE)
                                           --------------------------                                        TREASURY STOCK
                                            NUMBER OF                   CAPITAL IN                       --------------------------
                                             SHARES                     EXCESS OF        RETAINED        NUMBER OF
                                             ISSUED        AMOUNT       PAR VALUE        EARNINGS          SHARES         AMOUNT

BALANCE, MARCH 1, 1999                      5,429,240   $  1,085,848   $  4,410,066    $  6,266,424         555,986    $ (1,722,960)

   Issuance of treasury stock                      --             --             --              --            (200)            600
   Purchases of treasury stock                     --             --             --              --         874,087      (2,516,232)
   Sales of treasury stock                         --             --             --              --        (168,022)        455,946
   Dividends paid ($0.02/share)                    --             --             --         (86,311)             --              --
   Net earnings                                    --             --             --       1,079,028              --              --
                                            ---------   ------------   ------------    ------------       ---------    ------------
BALANCE, FEBRUARY 29, 2000                  5,429,240      1,085,848      4,410,066       7,259,141       1,261,851      (3,782,646)

   Issuance of treasury stock                      --             --             --              --            (583)          1,700
   Purchases of treasury stock                     --             --             --              --         289,252        (856,215)
   Sales of treasury stock                         --             --          3,561              --         (32,680)         82,889
   Dividends paid ($0.02/share)                    --             --             --         (78,779)             --              --
   Net earnings                                    --             --             --       1,090,262              --              --
                                            ---------   ------------   ------------    ------------       ---------    ------------
BALANCE, FEBRUARY 28, 2001                  5,429,240      1,085,848      4,413,627       8,270,624       1,517,840      (4,554,272)

   Issuance of treasury stock                      --             --          1,327              --          (1,000)          3,023
   Purchases of treasury stock                     --             --             --              --         139,603        (634,752)
   Sales of treasury stock                         --             --         18,480              --         (31,520)         95,812
   Exercise of options ($1.50 - $3.00/
      share)                                       --             --        (15,927)             --         (17,800)         54,452
   Dividends paid ($0.04/share)                    --             --             --        (154,175)             --              --
   Net earnings                                    --             --             --       1,531,274              --              --
                                            ---------   ------------   ------------    ------------       ---------    ------------
BALANCE, FEBRUARY 28, 2002                  5,429,240   $  1,085,848   $  4,417,507    $  9,647,723       1,607,123    $ (5,035,737)
                                            =========   ============   ============    ============       =========    ============

                                           SHAREHOLDERS'
                                              EQUITY

BALANCE, MARCH 1, 1999                      $ 10,039,378

   Issuance of treasury stock                        600
   Purchases of treasury stock                (2,516,232)
   Sales of treasury stock                       455,946
   Dividends paid ($0.02/share)                  (86,311)
   Net earnings                                1,079,028
                                            ------------
BALANCE, FEBRUARY 29, 2000                     8,972,409

   Issuance of treasury stock                      1,700
   Purchases of treasury stock                  (856,215)
   Sales of treasury stock                        86,450
   Dividends paid ($0.02/share)                  (78,779)
   Net earnings                                1,090,262
                                            ------------
BALANCE, FEBRUARY 28, 2001                     9,215,827

   Issuance of treasury stock                      4,350
   Purchases of treasury stock                  (634,752)
   Sales of treasury stock                       114,292
   Exercise of options ($1.50 - $3.00/
      share)                                      38,525
   Dividends paid ($0.04/share)                 (154,175)
   Net earnings                                1,531,274
                                            ------------
BALANCE, FEBRUARY 28, 2002                  $ 10,115,341
                                            ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2002 AND 2001, AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                                                  2002           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $ 1,531,274    $ 1,090,262    $ 1,079,028
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                120,738         59,662        299,179
      Loss on disposal of property and equipment                        --             --          1,199
      Deferred income taxes                                        (27,900)        75,700        (90,000)
      Provision for doubtful accounts and sales returns            991,813      1,381,704        984,575
      Stock issued for awards                                        4,350          1,700            600
      Changes in assets and liabilities:
         Accounts and income tax receivable                     (1,481,184)      (912,302)    (1,107,336)
         Inventories                                             1,241,092       (572,826)       (97,422)
         Prepaid expenses and other assets                         (26,456)       (26,745)          (349)
         Accounts payable, accrued salaries and commissions,
            and other current liabilities                        1,830,181        104,833        554,774
         Income tax payable                                         63,753        (46,923)        46,923
                                                               -----------    -----------    -----------
            Total adjustments                                    2,716,387         64,803        592,143
                                                               -----------    -----------    -----------
            Net cash provided by operating activities            4,247,661      1,155,065      1,671,171
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (1,888,933)       (58,571)       (43,184)
                                                               -----------    -----------    -----------
             Net cash used in investing activities              (1,888,933)       (58,571)       (43,184)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving credit agreement                      2,347,000      7,703,000      6,899,000
   Payments on revolving credit agreement                       (3,431,000)    (7,897,000)    (6,377,000)
   Cash received from exercise of stock options                     38,525             --             --
   Cash received from sale of treasury stock                       114,292         86,450        455,946
   Cash paid to acquire treasury stock                            (634,752)      (856,215)    (2,516,232)
   Dividends paid                                                 (154,175)       (78,779)       (86,311)
                                                               -----------    -----------    -----------
             Net cash used in financing activities              (1,720,110)    (1,042,544)    (1,624,597)
                                                               -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          638,618         53,950          3,390

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       268,271        214,321        210,931
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   906,889    $   268,271    $   214,321
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW
   INFORMATION:
   Cash paid for interest                                      $    26,392    $   105,348    $    41,251
                                                               ===========    ===========    ===========
   Cash paid for income taxes                                  $   800,250    $   724,020    $   657,000
                                                               ===========    ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2002 AND 2001, AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

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

     ESTIMATES - The Company's financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and cash on deposit in banks.

     ACCOUNTS RECEIVABLE - Accounts receivable at February 28, 2002 and 2001, include approximately $26,000 and $57,000, respectively, due from directors and related parties of the Company.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.

     INCOME TAXES - The Company records deferred income taxes for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

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

     The following reconciles the diluted earnings per share:

                                        YEAR ENDED
                                       FEBRUARY 28,        YEAR ENDED
                                 -----------------------  FEBRUARY 29,
                                    2002         2001         2000

DILUTED EARNINGS PER SHARE:
   Net earnings applicable to
      common shareholders        $1,531,274   $1,090,262   $1,079,028
                                 ==========   ==========   ==========

SHARES:
   Weighted average shares
      outstanding - basic         3,867,221    3,955,527    4,364,608
   Assumed exercise of options      194,735       87,115       62,228
                                 ----------   ----------   ----------
   Weighted average shares
      outstanding - diluted       4,061,956    4,042,642    4,426,836
                                 ==========   ==========   ==========
DILUTED EARNINGS PER SHARE       $     0.38   $     0.27   $     0.24
                                 ==========   ==========   ==========

     Stock options representing 249,600, and 273,400 of common shares for the years ended 2001 and 2000, respectively, were not included in calculation of diluted earnings per share since the effect was antidilutive. There were no stock options for the year ended 2002 excluded from the diluted earnings per share calculation.

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

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

     NEW ACCOUNTING STANDARDS - In June 2001 the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB No. 38, Accounting for Preacquisition Contingencies for Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The Company adopted SFAS No. 141 effective July 1, 2001, as required; however, the Company has not entered into any business combinations since the effective date of the statement.

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 in its 2003 financial statements, as required. Since the Company has no material intangible assets or goodwill, management believes adoption of this new standard will have no impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as required on March 1, 2002. This standard had no effect on the Company's financial statements upon adoption.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassed to conform with the 2002 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                       FEBRUARY 28,
                                --------------------------
                                   2002           2001

Current:
   Book inventory               $ 8,338,320    $ 9,258,312
   Reserve for obsolescence         (46,370)       (46,370)
                                -----------    -----------
Inventories net - current       $ 8,291,950    $ 9,211,942
                                ===========    ===========

Non-current:
   Book inventory               $   817,500    $ 1,051,600
   Reserve for obsolescence        (133,620)       (46,620)
                                -----------    -----------
Inventories net - non-current   $   683,880    $ 1,004,980
                                ===========    ===========

     The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                  ESTIMATED            FEBRUARY 28,
                                                   USEFUL      --------------------------
                                                   LIVES          2002           2001

Land                                                      --   $   250,000    $        --
Building                                            30 years     1,540,000             --
Machinery and equipment                          2 - 5 years     1,439,057      1,349,715
Furniture and fixtures                           2 - 5 years        56,814         56,814
Leasehold improvements                           2 - 5 years        67,778         67,778
                                                               -----------    -----------
                                                                 3,353,649      1,474,307
Less accumulated depreciation and amortization                  (1,446,034)    (1,390,128)
                                                               -----------    -----------
                                                               $ 1,907,615    $    84,179
                                                               ===========    ===========

4.   NOTE PAYABLE

     The note payable to bank is under a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus .25% (8.25% at February 28, 2001), collateralized by substantially all assets of the Company, maturing on June 30, 2002. At February 28, 2001, the Company had borrowings of $1,084,000 under the revolving credit agreement. There were no borrowings outstanding under the revolving credit agreement at February 28, 2002. Available credit under the revolving credit agreement was $3,500,000 at February 28, 2002. The agreement contains provisions that require the Company to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with all restrictive covenants at February 28, 2002. The Company intends to renew the bank agreement or obtain other financing upon maturity.

     For each of the three years in the period ended February 28, 2002, the highest amount of short-term borrowings, the average amount of borrowings under these short-term notes, and the weighted average interest rates are as follows:

                                            YEAR ENDED
                                           FEBRUARY 28,         YEAR ENDED
                                    ------------------------   FEBRUARY 29,
                                       2002          2001          2000

Note payable to bank:
   Largest amount borrowed          $1,112,000    $1,733,000    $1,369,000
   Average amount borrowed             621,613     1,232,000       650,702
   Weighted average interest rate         7.36%          9.0%          8.0%

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 28, 2002 and 2001 are as follows:

                                                            FEBRUARY 28,
                                                       ----------------------
                                                         2002         2001

Current:
   Deferred tax assets:
      Allowance for doubtful accounts                  $  31,600    $  46,800
      Allowance for obsolescence                          79,100       46,000
      Expenses deducted on the cash basis for income
         tax purposes                                     22,800       22,800
      Other                                                3,800        5,000
                                                       ---------    ---------
   Deferred tax assets                                   137,300      120,600
                                                       ---------    ---------
   Deferred tax liability - Software development         (16,600)     (22,800)
                                                       ---------    ---------
Deferred tax asset - Net                               $ 120,700    $  97,800
                                                       =========    =========

Noncurrent:
   Deferred tax assets:
      Property and equipment                           $      --    $   6,300
      Other                                                3,800           --
                                                       ---------    ---------
           Deferred tax assets                             3,800        6,300
                                                       ---------    ---------
   Deferred tax liabilities:
      Software development                               (13,900)     (24,300)
      Property and equipment                              (2,900)          --
                                                       ---------    ---------
           Deferred tax liability                        (16,800)     (24,300)
                                                       ---------    ---------
Deferred tax liability - Net                           $ (13,000)   $ (18,000)
                                                       =========    =========

     Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

     The components of income tax expense are as follows:

                                 YEAR ENDED
                                FEBRUARY 28,         YEAR ENDED
                           ----------------------   FEBRUARY 29,
                             2002         2001         2000

Current:
   Federal                 $ 796,200    $ 513,800    $ 645,200
   State                     140,500       90,600      113,800
                           ---------    ---------    ---------
                             936,700      604,400      759,000

Deferred:
   Federal                   (23,700)      64,300      (76,500)
   State                      (4,200)      11,400      (13,500)
                           ---------    ---------    ---------
                             (27,900)      75,700      (90,000)
                           ---------    ---------    ---------
Total income tax expense   $ 908,800    $ 680,100    $ 669,000
                           =========    =========    =========

     The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense:

                                                     YEAR ENDED
                                                    FEBRUARY 28,        YEAR ENDED
                                               ----------------------  FEBRUARY 29,
                                                 2002         2001        2000

Tax expense at federal statutory rate          $ 830,000    $ 602,000   $ 594,000
State income tax, net of federal tax benefit      96,000       72,000      70,000
Other                                            (17,200)       6,100       5,000
                                               ---------    ---------   ---------
                                               $ 908,800    $ 680,100   $ 669,000
                                               =========    =========   =========

6.   EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan which incorporates the provisions of
     Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $52,258, $40,557, and $33,477 in fiscal years 2002, 2001, and
     2000, respectively.

7.   COMMITMENTS

     The Company leased its office and warehouse facilities under a noncancelable operating lease until January 2002. On January 7, 2002, the Company purchased its leased office and warehouse facilities for $1,790,000 and simultaneously terminated its lease. Total rent expense related to these facilities was $204,000 in fiscal 2002, $240,000 in fiscal 2001, and $232,980 in fiscal 2000.

     At February 28, 2002, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $4,559,000.

8.   CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

     In June 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan (the "Incentive Plan"). A total of 1,000,000 stock options are authorized to be granted under the Incentive Plan.

     Options granted under the Incentive Plan vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2002 expire beginning in April 2003 through January 2012.

     A summary of the status of the Company's Incentive Plan as of February 28, 2002 and 2001, and February 29, 2000, and changes during the years then ended is presented below:

                                     2002                 2001                2000
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE

Outstanding at
   Beginning of Year          599,600    $3.17     507,400    $3.42     490,000    $3.51

Granted                        10,000     5.50     136,000     2.28      40,000     2.50

Exercised/canceled            (19,000)   (2.28)    (43,800)   (3.30)    (22,600)   (3.77)
                              -------    -----     -------    -----     -------    -----
Outstanding at End of Year    590,600    $3.24     599,600    $3.17     507,400    $3.42
                              =======    =====     =======    =====     =======    =====

     The following table summarizes information about stock options outstanding at February 28, 2002:

                           NUMBER
  RANGE OF               OUTSTANDING                  WEIGHTED
  EXERCISE             AT FEBRUARY 28,            AVERAGE REMAINING          WEIGHTED AVERAGE
   PRICES                  2002                CONTRACTUAL LIFE (YEARS)       EXERCISE PRICE
  --------             ---------------         ------------------------      ----------------

$1.375 - $1.50            74,500                         1                        $1.40
$ 1.51 - $2.50           146,000                         8                         2.26
$ 2.51 - $3.13           111,700                         3                         3.11
$ 3.81                    15,000                         6                         3.81
$ 4.00                    98,200                         6                         4.00
$ 4.63                   135,200                         6                         4.63
$ 5.50                    10,000                        10                         5.50
                         -------
                         590,600
                         =======

     All options outstanding are exercisable at February 28, 2002.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no compensation cost has been recognized for its Incentive Plan. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant dates for awards under the Incentive Plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended February 28, 2002 and 2001, and February 29, 2000 would have been reduced to the pro forma amounts indicated below:

                                        2002            2001            2000

Net earnings - as reported          $   1,531,274   $   1,090,262   $   1,079,028
                                    =============   =============   =============
Net earnings - pro forma            $   1,526,164   $     923,805   $   1,038,582
                                    =============   =============   =============

Earnings per share - as reported:
   Basic                            $        0.40   $        0.28   $        0.25
                                    =============   =============   =============
   Diluted                          $        0.38   $        0.27   $        0.24
                                    =============   =============   =============

Earnings per share - pro forma:
   Basic                            $        0.39   $        0.23   $        0.24
                                    =============   =============   =============
   Diluted                          $        0.38   $        0.23   $        0.24
                                    =============   =============   =============

     The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2002: no dividend yield, expected volatility of 35.60%, risk free interest rate of 1.98%, and expected life of one year; the following assumptions were used for options granted in 2001: no dividend yield, expected volatility of 84%, risk free interest rates between 5.13% and 6.16%, and expected lives of ten years; the following assumptions were used for options granted in 2000: no dividend yield, expected volatility of 45%, risk free interest rate of 5.7%, and expected lives of ten years.

9.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 28, 2002 and 2001, and February 29, 2000:

                                                               BASIC     DILUTED
                                                              EARNINGS   EARNINGS
                     NET SALES   GROSS MARGIN   NET EARNINGS  PER SHARE  PER SHARE

2002
   First quarter    $ 4,800,600   $ 2,827,800    $ 369,5000   $   0.09   $   0.09
   Second quarter     5,108,400     3,000,300       423,800       0.11       0.11
   Third quarter      6,007,900     3,772,700       485,000       0.13       0.12
   Fourth quarter     4,637,551     2,832,129       252,974       0.07       0.06
                    -----------   -----------    ----------   --------   --------
Total year          $20,554,451   $12,432,929   $ 1,531,274   $   0.40   $   0.38
                    ===========   ===========   ===========   ========   ========

2001
   First quarter    $ 4,250,400   $ 2,453,000    $ 276,1000   $   0.07   $   0.07
   Second quarter     4,414,600     2,464,300       352,700       0.09       0.09
   Third quarter      5,245,600     3,180,300       381,900       0.10       0.10
   Fourth quarter     3,686,248     2,211,328        79,562       0.02       0.01
                    -----------   -----------    ----------   --------   --------
Total year          $17,596,848   $10,308,928   $ 1,090,262   $   0.28   $   0.27
                    ===========   ===========   ===========   ========   ========

2000
   First quarter    $ 4,122,100   $ 2,395,600    $ 290,3000   $   0.06   $   0.06
   Second quarter     4,202,500     2,397,400       313,600       0.07       0.07
   Third quarter      5,012,800     3,029,400       419,800       0.10       0.10
   Fourth quarter     3,513,861     2,044,474        55,328       0.02       0.01
                    -----------   -----------    ----------   --------   --------
Total year          $16,851,261   $ 9,866,874   $ 1,079,028   $   0.25   $   0.24
                    ===========   ===========   ===========   ========   ========

     During the fourth quarter of fiscal years 2001 and 2000, the Company corrected the depreciation calculated on certain property and equipment, which resulted in a decrease and an increase, respectively, in depreciation expense of approximately $30,000.

10.  BUSINESS SEGMENTS

     The Company has two reportable segments: Publishing and Usborne Books at Home ("UBAH"). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, toy and gift stores, school supply and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs. The UBAH Division also distributes to school and public libraries.

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

     Information by industry segment for the years ended February 28, 2002 and 2001, and February 29, 2000 is set forth below:

                                      PUBLISHING       UBAH         OTHER           TOTAL

2002

Net sales                             $ 7,362,332   $13,192,119   $        --    $20,554,451
Earnings (loss) before income taxes     2,579,082     2,845,712    (2,984,720)     2,440,074

2001

Net sales                             $ 7,353,750   $10,243,098   $        --    $17,596,848
Earnings (loss) before income taxes     2,577,593     2,234,031    (3,041,262)     1,770,362

2000

Net sales                             $ 7,960,891   $ 8,890,370   $        --    $16,851,261
Earnings (loss) before income taxes     2,811,887     2,181,300    (3,245,159)     1,748,028

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

 10.26 First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 28, 2001 (File No. 0-4957).

*10.27 Second Amendment dated June 30, 2001 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

*23.           Independent Auditors' Consent

----------

* Filed Herewith