Form 10-Q
period 2002-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2002-06-26
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2002.

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

         As of May 31, 2002 there were 3,839,283 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                    May 31, 2002
                                                    (unaudited)   February 28, 2002
                                                    ------------  -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $     41,900    $    906,900
   Accounts receivable - (less
     allowances for doubtful accounts
     and returns: 5/31/02 - $184,400
     2/28/02 - $184,100)                               2,668,800       2,040,400
   Inventories - Net                                   7,863,800       8,292,000
   Prepaid expenses and other assets                     217,000         218,300
   Deferred income taxes                                 108,200         120,700
                                                    ------------    ------------
         Total current assets                         10,899,700      11,578,300

INVENTORIES - Net                                        574,600         683,900

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     05/31/02 - $1,468,000; 2/28/02 - $1,446,000)      1,887,700       1,907,600
                                                    ------------    ------------

                                                    $ 13,362,000    $ 14,169,800
                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    1,696,700       3,380,100
   Accrued salaries and commissions                      407,800         352,800
   Income tax payable                                    322,000          63,800
   Dividends payable                                     230,400              --
   Other current liabilities                             242,600         244,800
                                                    ------------    ------------
         Total current liabilities                     2,899,500       4,041,500

DEFERRED INCOME TAXES                                     12,900          13,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     6,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,839,283 and
     3,822,117 shares)                                 1,085,800       1,085,800
   Capital in excess of par value                      4,443,400       4,417,500
   Retained earnings                                   9,965,000       9,647,700
                                                    ------------    ------------
                                                      15,494,200      15,151,000
   Less treasury shares, at cost                      (5,044,600)     (5,035,700)
                                                    ------------    ------------
                                                      10,449,600      10,115,300
                                                    ------------    ------------

                                                    $ 13,362,000    $ 14,169,800
                                                    ============    ============

See notes to financial statements

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS (UNAUDITED)

                                            Three Months Ended May 31
                                           --------------------------
                                               2002          2001
                                           -----------    -----------
GROSS SALES                                $ 9,138,500    $ 7,283,800
   Less discounts & allowances              (3,006,200)    (2,483,200)
                                           -----------    -----------
     Net sales                               6,132,300      4,800,600
COST OF SALES                                2,445,100      1,972,800
                                           -----------    -----------
     Gross margin                            3,687,200      2,827,800
                                           -----------    -----------
OPERATING EXPENSES:
   Operating & selling                         997,200        832,600
   Sales commissions                         1,437,300      1,033,000
   General & administrative                    375,200        354,200
   Interest                                        600         16,000
                                           -----------    -----------
                                             2,810,300      2,235,800
                                           -----------    -----------
OTHER INCOME                                     6,400          6,600
                                           -----------    -----------

EARNINGS BEFORE INCOME TAXES                   883,300        598,600

INCOME TAXES                                   335,600        229,100
                                           -----------    -----------

NET EARNINGS                               $   547,700    $   369,500
                                           ===========    ===========

BASIC AND DILUTED EARNINGS
   PER SHARE:
     Basic                                 $       .14    $       .09
                                           ===========    ===========
     Diluted                               $       .13    $       .09
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT
   SHARES OUTSTANDING:
     Basic                                   3,837,875      3,914,707
                                           ===========    ===========
     Diluted                                 4,157,200      4,006,222
                                           ===========    ===========

DIVIDENDS DECLARED PER
   COMMON SHARE                            $       .06    $       .02
                                           ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                           Common Stock
                      (par value $.20 per share)                                              Treasury Stock
                      --------------------------                                              --------------
                             Number of                   Capital in                         Number
                              Shares                     Excess of       Retained             of                       Shareholders'
                              Issued        Amount       Par Value       Earnings           Shares        Amount          Equity
                             ---------   ------------   ------------   ------------       ---------    ------------    -------------
BALANCE, MAR. 1, 2002        5,429,240   $  1,085,800   $  4,417,500   $  9,647,700       1,607,123    $ (5,035,700)   $ 10,115,300

Purchases of treasury
   stock                            --             --             --             --          16,100        (113,300)       (113,300)

Sales of treasury stock             --             --          1,900             --         (22,866)         71,800          73,700

Exercise of options at
   $5.50/share                      --             --         23,700             --         (10,000)         31,300          55,000

Exercise of options at
   $4.00/share                      --             --            300             --            (400)          1,300           1,600

Dividends declared
   $(0.06/share)                    --             --             --       (230,400)             --              --        (230,400)

Net earnings                        --             --             --        547,700              --              --         547,700
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, MAY 31, 2002        5,429,240   $  1,085,800   $  4,443,400   $  9,965,000       1,589,957    $ (5,044,600)   $ 10,449,600
                          ============   ============   ============   ============    ============    ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended May 31
                                                            --------------------------
                                                               2002            2001
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                        $  (872,900)   $   379,300

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (9,100)       (41,100)
                                                            -----------    -----------

     Net cash used in investing activities                       (9,100)       (41,100)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                  892,000      1,399,000
   Payments under revolving credit agreement                   (892,000)    (1,856,000)
   Cash received from exercise of stock options                  56,600             --
   Cash received from sales of treasury stock                    73,700         21,000
   Cash paid to acquire treasury stock                         (113,300)       (31,900)
                                                            -----------    -----------

     Net cash provided by (used in) financing activities         17,000       (467,900)
                                                            -----------    -----------

Net Decrease in Cash and Cash Equivalents                      (865,000)      (129,700)

Cash and Cash Equivalents, Beginning of Period                  906,900        268,300
                                                            -----------    -----------
Cash and Cash Equivalents, End of Period                    $    41,900    $   138,600
                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                   $        --    $    17,600
                                                            ===========    ===========
   Cash paid for income taxes                               $    65,000    $    20,000
                                                            ===========    ===========

Supplemental Disclosure of Non Cash Operating Activities:
   Dividends declared                                       $   230,400    $    78,200
                                                            ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31, 2002 and 2001, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months ended May 31, 2002 and 2001, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2002.

Note 2 - Effective June 30, 2001 the Company signed a Second Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2002. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company. At May 31, 2002, the Company had no borrowings outstanding. The Company expects to renew this agreement at maturity.

Note 3 - Inventories consist of the following:

                                                 May 31, 2002   February 28, 2002
                                                 ------------   -----------------
Current:
  Book Inventory                                 $ 7,910,200       $ 8,338,400
  Reserve for Obsolescence                           (46,400)          (46,400)
                                                 -----------       -----------

Inventories net - current                        $ 7,863,800       $ 8,292,000
                                                 ===========       ===========

Non-current:
  Book Inventory                                 $   717,200       $   817,500
  Reserve for Obsolescence                          (142,600)         (133,600)
                                                 -----------       -----------

Inventories - non-current                        $   574,600       $   683,900
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

                                                  Three Months Ended May 31,
                                                  --------------------------
                                                      2002         2001
                                                   ----------   ----------
         Net Earnings                              $  547,700   $  369,500
                                                   ==========   ==========

         Basic EPS:
             Weighted Average Shares Outstanding    3,837,875    3,914,707
                                                   ==========   ==========
             Basic EPS                             $      .14   $      .09
                                                   ==========   ==========

         Diluted EPS:
             Weighted Average Shares Outstanding    3,837,875    3,914,707
             Assumed Exercise of Options              319,325       91,515
                                                   ----------   ----------
         Shares Applicable to Diluted Earnings      4,157,200    4,006,222
                                                   ==========   ==========
         Diluted EPS                               $      .13   $      .09
                                                   ==========   ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,695,874 shares of the Company's common stock at a total cost of $5,397,600 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at May 31, 2002 was $8,000,200 compared with $7,536,800 at the end of fiscal year 2002. Accounts receivable increased 28.3% during the first quarter ended May 31, 2002. Sales in the Publishing Division were up 28% for the month of May, 2002 and were up 9% for the first quarter ended May 31, 2002, resulting in the increase in receivables. Inventory levels declined 5.8% during the first quarter ended May 31, 2002. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 49.8% during the first quarter ended May 31, 2002. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases of inventory and the payment terms offered by various suppliers affect the levels of accounts payable. Cash generated by increased sales in the Home Business Division enabled the Company to conclude the first quarter ended May 31, 2002 with no short term bank debt.

Pre-tax margins were 14.4% for the first quarter ended May 31, 2002 compared with 12.5% for the first quarter ended May 31, 2001. Increased sales and lower sales discounts contributed to the improved pre-tax margins.

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division increased 41.1% to $3,956,400 for the first quarter ended May 31, 2002 when compared with $2,803,500 for the first quarter ended May 31, 2001. The Company attributes this to an increase in new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for the supervisors. Management believes that the Home Business Division will continue to grow.

EDUCATIONAL DEVELOPMENT CORPORATION

Net sales from the Publishing Division were $2,175,900 for the first quarter ended May 31, 2002, an increase of 9.0% over net sales of $1,997,100 for the first quarter a year ago. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approaches $888 million annually. The Publishing Division's annual sales are approximately 0.8% of industry sales. Competitive factors include product quality, price and deliverablility. Sales to national chains continues to be of major importance to the Publishing Division. To insure that the Company successfully participates in their growth, we have greatly accelerated our cooperative advertising and other special promotional programs. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. Management believes the Company can improve its market share.

Cost of Sales - The Company's cost of sales for the three months ended May 31, 2002 was $2,445,100, an increase of 23.9% over the cost of sales of $1,972,800 for the three months ended May 31, 2001. Cost of sales expressed as a percentage of gross sales was 26.8% for the three months ended May 31, 2002 and 27.1% for the same three month period a year ago. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating Expenses - Operating and selling expenses increased 19.8% to $997,200 for the first quarter ended May 31, 2002 when compared with $832,600 for the first quarter ended May 31, 2001. As a percentage of gross sales, these expenses were 10.9% for the first quarter ended May 31, 2002 and 11.4% for the first quarter ended May 31, 2001. Increased promotional costs and increased credit card fees, both the result of increases in sales in the Home Business Division, contributed to the increase in operating and selling expenses.

Sales commissions for the three months ended May 31, 2002 were $1,437,300, an increase of 39.1% over sales commissions of $1,033,000 for the three months ended May 31, 2001. When expressed as a percentage of gross sales, sales commissions were 15.7% for the three months ended May 31, 2002 and 14.2% for the three months ended May 31, 2001. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Commission expense in the Publishing Division was up 1.8% and was up 40.3% in the Home Business Division, both the result of increased sales.

General and administrative expenses for the three months ended May 31, 2002 were $375,200 compared to $354,200 for the same period a year ago, an increase of 5.9%. General and administrative expenses expressed as a percentage of gross sales were 4.1% and 4.9% respectively for the three months ended May 31, 2002 and 2001. Contributing to the increase in general and administrative expenses was an increase in payroll costs and an increase in public relations expenditures.

Interest expense was $600 for the first quarter ended May 31, 2002 compared with $16,000 for the first quarter a year ago. Lower interest rates and minimal borrowings during the first quarter ended May 31, 2002 contributed to the lower interest expense.

Cash flows from operating activities was negative for the three months ended May 31, 2002. Contributing to this was a decline in accounts payable as the Company paid its principal supplier for inventory received in the previous quarter. Also affecting cash flow was an increase in accounts receivable, an increase in income taxes payable and a decrease in inventories.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Information by industry segment for the three months ended May 31, 2002 and 2001 is set forth below:

                                                                   Unallocated
                                                                    Corporate
                                        Publishing      UBAH         Expenses      Total
                                        ----------   -----------   ------------  ----------
THREE MONTHS ENDED MAY 31, 2002

     Net sales from external customers   $2,175,900   $3,956,400    $     --     $6,132,300
     Earnings before income taxes           790,400      849,300    (756,400)       883,300

THREE MONTHS ENDED MAY 31, 2001

     Net sales from external customers   $1,997,100   $2,803,500    $     --     $4,800,600
     Earnings before income taxes           751,900      605,200    (758,500)       598,600

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



Date:   June 26, 2002
       ---------------