Form 10-Q
period 2002-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2002-10-10
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to             .
                                         -----------    ------------

                         Commission file number: 0-4957

                       EDUCATIONAL DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                         73-0750007
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

     As of August 31, 2002 there were 3,827,283 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION


PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                     August 31, 2002
                                                       (unaudited)     February 28, 2002
                                                     ---------------   -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $    471,300      $    906,900
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 8/31/02 - $188,000
     2/28/02 - $184,100)                                 2,723,400         2,040,400
   Inventories - Net                                     8,682,000         8,292,000
   Prepaid expenses and other assets                       144,700           218,300
   Income taxes receivable                                  30,100                --
   Deferred income taxes                                   119,800           120,700
                                                      ------------      ------------
         Total current assets                           12,171,300        11,578,300

INVENTORIES                                                487,400           683,900

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     08/31/02 - $1,498,100; 2/28/02 - $1,446,000)        1,974,700         1,907,600
                                                      ------------      ------------
                                                      $ 14,633,400      $ 14,169,800
                                                      ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  3,096,300      $  3,380,100
   Accrued salaries and commissions                        446,700           352,800
   Income taxes                                                 --            63,800
   Other current liabilities                               258,600           244,800
                                                      ------------      ------------
         Total current liabilities                       3,801,600         4,041,500

DEFERRED INCOME TAXES                                       12,300            13,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     8,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,827,283 and
     3,822,117 shares)                                   1,085,800         1,085,800
   Capital in excess of par value                        4,443,400         4,417,500
   Retained earnings                                    10,419,300         9,647,700
                                                      ------------      ------------
                                                        15,948,500        15,151,000
   Less treasury shares, at cost                        (5,129,000)       (5,035,700)
                                                      ------------      ------------
                                                        10,819,500        10,115,300
                                                      ------------      ------------
                                                      $ 14,633,400      $ 14,169,800
                                                      ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF EARNINGS (UNAUDITED)

                                    Three Months Ended August 31,        Six Months Ended August 31,
                                        2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
GROSS SALES                         $  8,728,300      $  7,953,000      $ 17,866,800      $ 15,236,800
   Less discounts & allowances        (3,126,200)       (2,844,600)       (6,132,400)       (5,327,800)
                                    ------------      ------------      ------------      ------------
     Net sales                         5,602,100         5,108,400        11,734,400         9,909,000
COST OF SALES                          2,297,900         2,108,100         4,743,000         4,080,900
                                    ------------      ------------      ------------      ------------
     Gross margin                      3,304,200         3,000,300         6,991,400         5,828,100
                                    ------------      ------------      ------------      ------------
OPERATING EXPENSES:
   Operating & selling                   914,200           877,100         1,911,400         1,709,700
   Sales commissions                   1,274,700         1,104,600         2,712,000         2,137,600
   General & administrative              400,700           361,700           775,900           715,900
   Interest                                  300             4,300               900            20,300
                                    ------------      ------------      ------------      ------------
                                       2,589,900         2,347,700         5,400,200         4,583,500
                                    ------------      ------------      ------------      ------------

OTHER INCOME                              15,400            12,100            21,800            18,700
                                    ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES             729,700           664,700         1,613,000         1,263,300

INCOME TAXES                             275,700           240,900           611,300           470,000
                                    ------------      ------------      ------------      ------------
NET EARNINGS                        $    454,000      $    423,800      $  1,001,700      $    793,300
                                    ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                            $       0.12      $       0.11      $       0.26      $       0.20
                                    ============      ============      ============      ============
   Diluted                          $       0.11      $       0.11      $       0.24      $       0.20
                                    ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                             3,834,772         3,867,091         3,836,324         3,890,899
                                    ============      ============      ============      ============
     Diluted                           4,144,683         4,028,636         4,150,941         4,017,429
                                    ============      ============      ============      ============

DIVIDENDS DECLARED PER
   COMMON SHARE                     $         --      $         --      $       0.06      $       0.04
                                    ============      ============      ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                         Common Stock
                                  (par value $.20 per share)
                                  --------------------------
                                          Number of                       Capital in
                                           Shares                         Excess of         Retained
                                           Issued          Amount         Par Value         Earnings
                                          ---------     ------------     ------------     ------------
BALANCE, MAR. 1, 2002                     5,429,240     $  1,085,800     $  4,417,500     $  9,647,700

Purchases of treasury stock                      --               --               --               --

Sales of treasury stock                          --               --            1,900               --

Exercise of options at $5.50/share               --               --           23,700               --

Exercise of options at $4.00/share               --               --              300               --

Dividends paid ($0.06/share)                     --               --               --         (230,100)

Net earnings                                     --               --               --        1,001,700
                                          ---------     ------------     ------------     ------------
BALANCE, AUG. 31, 2002                    5,429,240     $  1,085,800     $  4,443,400     $ 10,419,300
                                          =========     ============     ============     ============


                                        Treasury Stock
                                  ------------------------------
                                     Number
                                       of                             Shareholders'
                                     Shares            Amount            Equity
                                  ------------      ------------      -------------
BALANCE, MAR. 1, 2002                1,607,123      $ (5,035,700)     $ 10,115,300

Purchases of treasury stock             28,100          (197,700)         (197,700)

Sales of treasury stock                (22,866)           71,800            73,700

Exercise of options at $5.50/share     (10,000)           31,300            55,000

Exercise of options at $4.00/share        (400)            1,300             1,600

Dividends paid ($0.06/share)                --                --          (230,100)

Net earnings                                --                --         1,001,700
                                  ------------      ------------      ------------
BALANCE, AUG. 31, 2002               1,601,957      $ (5,129,000)     $ 10,819,500
                                  ============      ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended August 31
                                                         ----------------------------
                                                             2002            2001
                                                         -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES                     $   (11,900)     $ 1,626,300

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                      (126,200)         (46,000)
                                                         -----------      -----------

     Net cash used in investing activities                  (126,200)         (46,000)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement             1,317,000        2,347,000
   Payments under revolving credit agreement              (1,317,000)      (3,431,000)
   Cash received from exercise of stock option                56,600               --
   Cash received from sale of treasury stock                  73,700           34,500
   Cash paid to acquire treasury stock                      (197,700)        (235,400)
   Dividends paid                                           (230,100)        (154,100)
                                                         -----------      -----------
     Net cash used in financing activities                  (297,500)      (1,439,000)
                                                         -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents        (435,600)         141,300
Cash and Cash Equivalents, Beginning of Period               906,900          268,300
                                                         -----------      -----------
Cash and Cash Equivalents, End of Period                 $   471,300      $   409,600
                                                         ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                $       700      $    25,900
                                                         ===========      ===========
   Cash paid for income taxes                            $   705,000      $   355,300
                                                         ===========      ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months ended August 31, 2002 and 2001, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and six months ended August 31, 2002 and 2001, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2002.

Note 2 - Effective June 30, 2002 the Company signed a Third Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2003. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company. At August 31, 2002, the Company had no borrowings outstanding.

Note 3 - Inventories consist of the following:

                                   August 31, 2002    February 28, 2002
                                   ---------------    -----------------

   Current:
     Book Inventory                  $ 8,728,400         $ 8,338,400
     Reserve for Obsolescence            (46,400)            (46,400)
                                     -----------         -----------
   Inventories net - current         $ 8,682,000         $ 8,292,000
                                     ===========         ===========

   Non-current:
     Book Inventory                  $   639,000         $   817,500
     Reserve for Obsolescence           (151,600)           (133,600)
                                     -----------         -----------
Inventories - non-current            $   487,400         $   683,900
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

                                          Three Months Ended August 31,      Six Months Ended August 31,
                                             2002               2001            2002             2001
                                          ----------         ----------      ----------       ----------

Net Earnings                              $  454,000         $  423,800      $1,001,700       $  793,300
                                          ==========         ==========      ==========       ==========

Basic EPS:
Weighted Average Shares Outstanding        3,834,772          3,867,091       3,836,324        3,890,899
                                          ==========         ==========      ==========       ==========
Basic EPS                                 $     0.12         $     0.11      $     0.26       $     0.20
                                          ==========         ==========      ==========       ==========

Diluted EPS:
Weighted Average Shares Outstanding        3,834,772          3,867,091       3,836,324        3,890,899
Assumed Exercise of Options                  309,911            161,545         314,617          126,530
                                          ----------         ----------      ----------       ----------
Shares Applicable to Diluted Earnings      4,144,683          4,028,636       4,150,941        4,017,429
                                          ==========         ==========      ==========       ==========
Diluted EPS                               $     0.11         $     0.11      $     0.24       $     0.20
                                          ==========         ==========      ==========       ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,707,874 shares of the Company's common stock at a total cost of $5,482,100 have been acquired. The Board of Directors previously authorized purchasing up to 2,000,000 shares as market conditions warrant. At their September 18, 2002 meeting, the Board of Directors authorized purchasing up to an additional 500,000 shares as market conditions warrant.

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at August 31, 2002 was $8,369,700 compared with $7,536,800 at the end of fiscal year 2002. Accounts receivable increased 30.9% during the first six months of fiscal year 2003. The Company's "fall special" began during the second quarter and contributed to the increase in accounts receivable. This "fall special" offered extended payment terms of 60 days or a December 15 due date, depending upon the size of the order. Inventory levels rose slightly, increasing 2.3% over inventory at fiscal year end 2002. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 8.4% during the first six months of fiscal year 2003. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable. Cash generated by increased sales in the Home Business Division enabled the Company to conclude the quarter ended August 31, 2002 with no short term bank debt.

The Company paid a dividend of $0.06 per share on August 12, 2002.

Pre-tax margins were 13.0% and 13.7% for the three months and six months ended August 31, 2002, respectively, compared with 13.0% and 12.8% for the same comparable periods last year.

EDUCATIONAL DEVELOPMENT CORPORATION


RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $7,328,700 for the six months ended August 31, 2002 compared with $5,756,600 for the six months ended August 31, 2001, an increase of 27.3%. Net sales for the three month period ending August 31, 2002 were $3,372,300, an increase of 14.2% over net sales of $2,953,100 for the same three month period last year. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for the supervisors. Management believes that the Home Business Division will continue to grow.

Net sales in the Publishing Division were $4,405,700 for the six months ended August 31, 2002 compared with net sales of $4,152,400 for the six months ended August 31, 2001, an increase of 6.1%. Net sales for the three months ended August 31, 2002 were $2,229,800, an increase of 3.5% over net sales of $2,155,300 for the same three month period last year. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approaches $888 million annually. The Publishing Division's annual sales are approximately 0.8% of industry sales. Competitive factors include product quality, price and deliverability. Sales to national chains continues to be of major importance to the Publishing Division. To insure that the Company continues to successfully participate in their growth, we continue our cooperative advertising program and other special promotional programs. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. Management believes the Company can improve its market share.

Cost of Sales - The Company's cost of sales for the six months ended August 31, 2002 was $4,743,000, an increase of 16.2% over cost of sales of $4,080,900 for the six months ended August 31, 2001. Cost of sales expressed as a percentage of gross sales was 26.5% for the six months ended August 31, 2002 and 26.8% for the same six month period a year ago. Cost of sales for the three months ended August 31, 2002 was $2,297,900 compared with $2,108,100 for the three months ended August 31, 2001, an increase of 9.0%. Cost of sales expressed as a percentage of gross sales were 26.3% and 26.5% for the three month periods ending August 31, 2002 and 2001 respectively. Cost of sales as a percentage of gross sales will fluctuate primarily depending upon the product mix sold.

Operating Expenses - Operating and selling expenses increased 11.8% to $1,911,400 for the six months ended August 31, 2002 when compared with $1,709,700 for the six months ended August 31, 2001. Expressed as a percentage of gross sales, operating and selling expenses were 10.7% for the six months ended August 31, 2002 and 11.2% for the same six month period last year. Operating and selling expenses for the three months ended August 31, 2002 and 2001 were $914,200 and $877,100, respectively, an increase of 4.2%. These costs expressed as a percentage of gross sales were 10.5% for the three months ended August 31, 2002 and 11.0% for the three months ended August 31, 2001. Increases in promotional costs and credit card fees in the Home Business Division, plus increases in shipping costs and promotional costs in the Publishing Division, all of which are the direct result of increased sales in these two divisions, contributed to the increase in operating expenses.

Sales commissions for the six months ended August 31, 2002 were $2,712,000, an increase of 26.9% over sales commission of $2,137,600 for the six months ended August 31, 2001. These expenses expressed as a percentage of gross sales were 15.2% for the six months ended August 31, 2002 and 14.0% for the six months ended August 31, 2001. Sales commissions for the three months ended August 31, 2002 and 2001 were $1,274,700 and $1,104,600, respectively, an increase of 15.4%. Sales commissions expressed as a percentage of gross sales were 14.6% for the three months ended August 31, 2002 and 13.9% for the three months ended August 31, 2001. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions in the Home Business Division increased 16.1% and 27.8% for the three months and six months ended August 31, 2002, the result of increased sales in that division. Although sales in the Publishing Division increased in both the three month period and six month period ended August 31, 2002, sales commissions in the Publishing Division decreased 7.8% and 3.0% for the three months and six months ended August 31, 2002. This was the result of increased sales in the Company's "house accounts", the Company's largest customers, which have no commission expense associated with them.

General and administrative for the six months ended August 31, 2002 were $775,900, an increase of 8.4% over $715,900 for the same six month period last year. These expenses expressed as a percentage of gross sales were 4.3% for the six months ended August 31, 2002 and 4.7% for the six months ended August 31, 2001. General and administrative expenses for the three months ended August 31, 2002 were $400,700 versus $361,700 for the same three months last year, an increase of 10.8%. These costs expressed as a percentage of gross sales were 4.6% and 4.5% for the three months ended August 31, 2002 and 2001, respectively. Contributing to the increases in general and administrative expenses were increases in payroll costs and public relation costs.

Interest expense was less than $1,000 for the six months and three months ended August 31, 2002 compared to $20,300 and $4,300, respectively, for the six months and three months ended August 31, 2001. Minimal borrowings and lower interest costs contributed to the lower interest expense.

EDUCATIONAL DEVELOPMENT CORPORATION


Cash flows from operating activities was negative for the six months ended August 31, 2002. Contributing to this was a increase in accounts receivable, the result of the "fall special" which offered customers extended payment terms. Also affecting cash flow was an increase in inventories and a decrease in payables.

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

Information by industry segment for the three months and six months ended August 31, 2002 and 2001 is set forth below:

                                           Publishing         UBAH           Other             Total
                                           -----------     -----------     -----------      -----------

SIX MONTHS ENDED AUGUST 31, 2002

     Net sales from external customers     $ 4,405,700     $ 7,328,700     $        --      $11,734,400
     Earnings before income taxes          $ 1,542,700     $ 1,608,100     $(1,537,800)     $ 1,613,000

THREE MONTHS ENDED AUGUST 31, 2002

     Net sales from external customers     $ 2,229,800     $ 3,372,300     $        --      $ 5,602,100
     Earnings before income taxes          $   752,300     $   758,800     $  (781,400)     $   729,700

SIX MONTHS ENDED AUGUST 31, 2001

     Net sales from external customers     $ 4,152,400     $ 5,756,600     $        --      $ 9,909,000
     Earnings before income taxes          $ 1,496,400     $ 1,254,000     $(1,487,100)     $ 1,263,300

THREE MONTHS ENDED AUGUST 31, 2001

     Net sales from external customers     $ 2,155,300     $ 2,953,100     $        --      $ 5,108,400
     Earnings before income taxes          $   744,500     $   648,800     $  (728,600)     $   664,700

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material market risk.

EDUCATIONAL DEVELOPMENT CORPORATION


Item 4. CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 7, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-Q for the quarterly period ended August 31, 2002.

     Subsequent to October 7, 2002 through the date of this filing of Form 10-Q for the quarterly period ended August 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

     None

EDUCATIONAL DEVELOPMENT CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)

Date: October 10, 2002                 By /s/ Randall W. White
      ----------------                    --------------------------
                                          Randall W. White
                                          President


Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall W. White, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 10, 2002                 By /s/ Randall W. White
      ----------------                    -------------------------------------
                                          Randall W. White
                                          President and Chief Executive Officer


In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Curtis Fossett, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 10, 2002                 By /s/ W. Curtis Fossett
      ----------------                    --------------------------
                                          W. Curtis Fossett
                                          Chief Financial Officer

EDUCATIONAL DEVELOPMENT CORPORATION


                                  CERTIFICATION

I, Randall W. White, President and CEO of Educational Development Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Educational Development Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 10, 2002                 By /s/ Randall W. White
      ----------------                    -------------------------------------
                                          Randall W. White
                                          President and Chief Executive Officer


I, W. Curtis Fossett, CFO of Educational Development Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Educational Development Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

EDUCATIONAL DEVELOPMENT CORPORATION


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 10, 2002                       By /s/ W. Curtis Fossett
      ----------------                          ------------------------------
                                                W. Curtis Fossett
                                                Chief Financial Officer