Form 10-Q
period 2002-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2003-01-10
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2002.

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

                                    Yes     X              No
                                        ---------             ------

         As of November 30, 2002 there were 3,834,481 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                      November 30, 2002      February 28, 2002
                                                      -----------------      -----------------
                                                        (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $       2,107,100      $         906,900
   Accounts receivable - (less
     allowances for doubtful accounts
     and returns: 11/30/02 - $189,700
     2/28/02 - $184,100)                                      2,720,600              2,040,400
   Inventories - Net                                          9,089,300              8,292,000
   Prepaid expenses and other assets                            133,700                218,300
   Deferred income taxes                                        130,800                120,700
                                                      -----------------      -----------------
         Total current assets                                14,181,500             11,578,300

INVENTORIES                                                     309,400                683,900

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     11/30/02 - $1,529,400; 2/28/02 - $1,446,000)             1,954,100              1,907,600
                                                      -----------------      -----------------

                                                      $      16,445,000      $      14,169,800
                                                      =================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $       3,646,600      $       3,380,100
   Accrued salaries and commissions                             633,600                352,800
   Income taxes                                                 213,800                 63,800
   Other current liabilities                                    373,500                244,800
                                                      -----------------      -----------------
         Total current liabilities                            4,867,500              4,041,500

DEFERRED INCOME TAXES                                            11,100                 13,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     8,000,000 shares; Issued 5,429,240
     shares; Outstanding 3,834,481 and
     3,822,117 shares)                                        1,085,800              1,085,800
   Capital in excess of par value                             4,547,900              4,417,500
   Retained earnings                                         11,184,200              9,647,700
                                                      -----------------      -----------------
                                                             16,817,900             15,151,000
   Less treasury shares, at cost                             (5,251,500)            (5,035,700)
                                                      -----------------      -----------------
                                                             11,566,400             10,115,300
                                                      -----------------      -----------------

                                                      $      16,445,000      $      14,169,800
                                                      =================      =================

See notes to financial statements

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS (UNAUDITED)

                                     Three Months Ended November 30,       Nine Months Ended November 30,
                                         2002               2001               2002               2001
                                     ------------       ------------       ------------       ------------
GROSS SALES                          $ 10,555,600       $  8,261,700       $ 28,422,400       $ 23,498,500
   Less discounts & allowances         (2,728,200)        (2,253,800)        (8,860,600)        (7,581,600)
                                     ------------       ------------       ------------       ------------
     Net sales                          7,827,400          6,007,900         19,561,800         15,916,900
COST OF SALES                           2,802,200          2,235,200          7,545,200          6,316,100
                                     ------------       ------------       ------------       ------------
     Gross margin                       5,025,200          3,772,700         12,016,600          9,600,800
                                     ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Operating & selling                  1,139,100            992,900          3,050,500          2,702,600
   Sales commissions                    2,253,900          1,632,500          4,965,900          3,770,100
   General & administrative               407,400            366,800          1,183,300          1,082,700
   Interest                                    --                 --                900             20,300
                                     ------------       ------------       ------------       ------------
                                        3,800,400          2,992,200          9,200,600          7,575,700
                                     ------------       ------------       ------------       ------------

OTHER INCOME                                8,100             19,600             29,900             38,300
                                     ------------       ------------       ------------       ------------

EARNINGS BEFORE INCOME TAXES            1,232,900            800,100          2,845,900          2,063,400

INCOME TAXES                              468,000            315,100          1,079,300            785,100
                                     ------------       ------------       ------------       ------------

NET EARNINGS                         $    764,900       $    485,000       $  1,766,600       $  1,278,300
                                     ============       ============       ============       ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                             $       0.20       $       0.13       $       0.46       $       0.33
                                     ============       ============       ============       ============
   Diluted                           $       0.19       $       0.12       $       0.43       $       0.32
                                     ============       ============       ============       ============


WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
     Basic                              3,836,345          3,851,496          3,836,331          3,877,764
                                     ============       ============       ============       ============
     Diluted                            4,136,271          4,095,284          4,146,051          4,043,381
                                     ============       ============       ============       ============

DIVIDENDS DECLARED PER
   COMMON SHARE                      $         --       $         --       $       0.06       $       0.04
                                     ============       ============       ============       ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                               Common Stock
                          (par value $.20 per share)                                            Treasury Stock
                          --------------------------                                     --------------------------
                                  Number of                   Capital in                   Number
                                   Shares                     Excess of      Retained        of                       Shareholders'
                                   Issued         Amount      Par Value      Earnings       Shares        Amount         Equity
                                ------------   ------------  ------------  ------------  ------------  ------------   -------------
BALANCE, MAR. 1, 2002              5,429,240   $  1,085,800  $  4,417,500  $  9,647,700     1,607,123  $ (5,035,700)  $ 10,115,300

Purchases of treasury
   stock                                  --             --            --            --        82,200      (549,700)      (549,700)

Sales of treasury stock                   --             --       106,400            --       (84,164)      301,300        407,700

Exercise of options at
 $5.50/share                              --             --        23,700            --       (10,000)       31,300         55,000

Exercise of options at
 $4.00/share                              --             --           300            --          (400)        1,300          1,600

Dividends paid ($0.06 / share)            --             --            --      (230,100)           --            --       (230,100)

Net earnings                              --             --            --     1,766,600            --            --      1,766,600
                                ------------   ------------  ------------  ------------  ------------  ------------   ------------
BALANCE, NOV. 30, 2002             5,429,240   $  1,085,800  $  4,547,900  $ 11,184,200     1,594,759  $ (5,251,500)  $ 11,566,400
                                ============   ============  ============  ============  ============  ============   ============


See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended November 30
                                                           2002               2001
                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $  1,652,700       $  3,648,700

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                     (137,000)           (77,400)
                                                       ------------       ------------

     Net cash used in investing activities                 (137,000)           (77,400)
                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement            1,317,000          2,347,000
   Payments under revolving credit agreement             (1,317,000)        (3,431,000)
   Cash received from exercise of stock option               56,600              9,900
   Cash received from sale of treasury stock                407,700             79,200
   Cash paid to acquire treasury stock                     (549,700)          (371,400)
   Dividends paid                                          (230,100)          (154,100)
                                                       ------------       ------------

     Net cash used in financing activities                 (315,500)        (1,520,400)
                                                       ------------       ------------

Net Increase in Cash and Cash Equivalents                 1,200,200          2,050,900
Cash and Cash Equivalents, Beginning of Period              906,900            268,300
                                                       ------------       ------------
Cash and Cash Equivalents, End of Period               $  2,107,100       $  2,319,200
                                                       ============       ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                              $        900       $     26,400
                                                       ============       ============
   Cash paid for income taxes                          $    941,200       $    602,300
                                                       ============       ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months ended November 30, 2002 and 2001, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and nine months ended November 30, 2002 and 2001, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2002.

Note 2 - Effective June 30, 2002 the Company signed a Third Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2003. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly. The note is collateralized by substantially all the assets of the Company. At November 30, 2002, the Company had no borrowings outstanding.

Note 3 - Inventories consist of the following:

                                            November 30, 2002  February 28, 2002
                                            -----------------  -----------------
                Current:
                  Book Inventory               $ 9,135,700       $ 8,338,400
                  Reserve for Obsolescence         (46,400)          (46,400)
                                               -----------       -----------

                Inventories net - current      $ 9,089,300       $ 8,292,000
                                               ===========       ===========

                Non-current:
                  Book Inventory               $   470,000       $   817,500
                  Reserve for Obsolescence        (160,600)         (133,600)
                                               -----------       -----------

                Inventories - non-current      $   309,400       $   683,900
                                               ===========       ===========

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

Note 4- Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                            Three Months Ended November 30,       Nine Months Ended November 30,
                                               2002                 2001             2002                2001
                                            ----------           ----------       ----------          ----------
Net Earnings                                $  764,900           $  485,000       $1,766,600          $1,278,300
                                            ==========           ==========       ==========          ==========

Basic EPS:
Weighted Average Shares Outstanding          3,836,345            3,851,496        3,836,331           3,877,764
                                            ==========           ==========       ==========          ==========
Basic EPS                                   $     0.20           $     0.13       $     0.46          $     0.33
                                            ==========           ==========       ==========          ==========

Diluted EPS:
Weighted Average Shares Outstanding          3,836,345            3,851,496        3,836,331           3,877,764
Assumed Exercise of Options                    299,926              243,788          309,720             165,617
                                            ----------           ----------       ----------          ----------
Shares Applicable to Diluted Earnings        4,136,271            4,095,284        4,146,051           4,043,381
                                            ==========           ==========       ==========          ==========
Diluted EPS                                 $     0.19           $     0.12       $     0.43          $     0.32
                                            ==========           ==========       ==========          ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,761,974 shares of the Company's common stock at a total cost of $5,834,000 have been acquired. The Board of Directors previously authorized purchasing up to 2,000,000 shares as market conditions warrant. At their September 18, 2002 meeting, the Board of Directors authorized purchasing up to an additional 500,000 shares as market conditions warrant.

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

FINANCIAL CONDITION

The financial condition of the Company remains strong. Working capital at November 30, 2002 was $9,314,000 compared with $7,536,800 at the end of fiscal year 2002. Accounts receivable increased 30.8% during the first nine months of fiscal year 2003. The Company's "fall special", which offered extended payment terms to December 15, 2002, began during the second quarter and contributed to the increase in accounts receivable. Inventory levels rose slightly, increasing 4.9% over inventory at fiscal year end 2002. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable increased 7.9% during the first nine months of fiscal year 2003. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of purchases of inventory and the payment terms offered by various suppliers affect the levels of accounts payable. Cash generated by increased in sales in the Home Business Division enabled the Company to conclude the quarter ended November 30, 2002 with no short term bank debt.

The Company paid a divided of $0.06 per share on August 9, 2002.

Pre-tax margins were 15.8% and 14.6% for the three months and nine months ended November 30, 2002, respectively, compared with 13.3% and 13.0% for the same comparable periods last year.

EDUCATIONAL DEVELOPMENT CORPORATION

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $13,525,100 for the nine months ended November 30, 2002 compared with $10,231,400 for the nine months ended November 30, 2001, an increase of 32.2%. Net sales for the three month period ending November 30, 2002 were $6,196,400, an increase of 38.5% over net sales of $4,474,800 for the same three month period last year. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for supervisors. Management believes that the Home Business Division will continue to grow.

Net sales for the Publishing Division were $6,036,700 for the nine months ended November 30, 2002 compared with net sales of $5,685,500 for the nine months ended November 30, 2001, an increase of 6.2%. Net sales for the three months ended November 30, 2002 were $1,631,000, an increase of 6.4% over net sales of $1,533,100 for the same three month period last year. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approaches $888 million annually. The Publishing Division's annual sales are approximately 0.8% of industry sales. Competitive factors include product quality, price and deliverability. Sales to national chains continue to be of major importance to the Publishing Division. To insure that the Company successfully participates in their growth, we continue our cooperative advertising and other special promotional programs. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. Management believes the Company can improve its market share in the juvenile paperback market.

Cost of Sales - The Company's cost of sales for the nine months ended November 30, 2002 was $7,545,200, an increase of 19.5% over cost of sales of $6,316,100 for the nine months ended November 30, 2001. Cost of sales expressed as a percentage of gross sales was 26.5% for the nine months ended November 30, 2002 and 26.9% for the same nine month period a year ago. Cost of sales for the three months ended November 30, 2002 was $2,802,200 compared with $2,235,200 for the same three months ended November 30, 2001, an increase of 25.4%. Cost of sales expressed as a percentage of gross sales was 26.5% and 27.1% for the three months ended November 30, 2002 and 2001 respectively. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating Expenses - Operating and selling expenses increased 12.9% to $3,050,500 for the nine months ended November 30, 2002 when compared with $2,702,600 for the nine months ended November 30, 2001. Expressed as a percentage of gross sales, operating and selling expenses were 10.7% for the nine months ended November 30, 2002 and 11.5% for the same nine month period last year. Operating and selling expenses for the three months ended November 30, 2002 and 2001 were $1,139,100 and $992,900, respectively, an increase of 14.7%. These costs expressed as a percentage of gross sales were 10.8% for the three months ended November 30, 2002 and 12.0% for the three months ended November 30, 2001. Increases in promotional costs and credit card fees in the Home Business Division, plus increases in shipping costs and promotional costs in the Publishing Division, all of which are the direct results of increased sales in these two divisions, contributed to the increase in operating expenses.

Sales commissions for the nine months ended November 30, 2002 were $4,965,900, an increase of 31.7% over sales commissions of $3,770,100 for the nine months ended November 30, 2001. These expenses expressed as a percentage of gross sales were 17.5% for the nine months ended November 30, 2002 and 16.0% for the nine months ended November 30, 2001. Sales commissions for the three months ended November 30, 2002 and 2001 were $2,253,900 and $1,632,500, respectively, an increase of 38.1%. Sales commissions expressed as a percentage of gross sales were 21.4% for the three months ended November 30, 2002 and 19.8% for the three months ended November 30, 2001. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions in the Home Business Division increased 32.5% and 38.5% for the three months and nine months ended November 30, 2002, the result of increased sales in that division. Although sales in the Publishing Division increased in both the three month period and nine month period ended November 30, 2002, sales commissions in the Publishing Division decreased 1.1% for the nine months ended November 30, 2002 and increased 4.1% for the three months ended November 30, 2002. The amount of sales in the Company's "house accounts", which are the Publishing Division's largest customers, affects the relationship of its commission expense to sales, as these sales do not have any commission expense associated with them.

EDUCATIONAL DEVELOPMENT CORPORATION

General and administrative expenses for the nine months ended November 30, 2002 were $1,183,300, an increase of 9.3% over $1,082,700 for the same nine month period last year. These expenses expressed as a percentage of gross sales were 4.2% for the nine months ended November 30, 2002 and 4.6% for the nine months ended November 30, 2001. General and administrative expenses for the three months ended November 30, 2002 were $407,400 versus $366,800 for the same three months last year, an increase of 11.1%. These costs expressed as a percentage of gross sales were 3.9% and 4.4% for the three months ended November 30, 2002 and 2001, respectively. Contributing to the increases in general and administrative expenses were increases in payroll costs and public relation costs.

Interest expense was $900 for the nine months ended November 30, 2002 compared with $20,300 for the same nine months a year ago. There was no interest expense for the three months ended November 30, 2002 and November 30, 2001. Minimal borrowings and lower interest rates contributed to the lower interest expense in the current fiscal year.

Cash flows from operating activities was positive for the nine months ended November 30, 2002. Contributing to this were increases in net earnings, payables and accrued expenses, offset by increases in receivables, the result of the Company's "fall special" which offered customers extended payment terms, and an increase in inventory.

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

Information by industry segment for the three months and nine months ended November 30, 2002 and 2001 is set forth below:

                                           Publishing         UBAH            Other            Total
                                           -----------     -----------     -----------      -----------
NINE MONTHS ENDED NOVEMBER 30, 2002

     Net sales from external customers     $ 6,036,700     $13,525,100     $        --      $19,561,800
     Earnings before income taxes          $ 2,112,400     $ 3,129,000     $(2,395,500)     $ 2,845,900

THREE MONTHS ENDED NOVEMBER 30, 2002

     Net sales from external customers     $ 1,631,000     $ 6,196,400     $        --      $ 7,827,400
     Earnings before income taxes          $   569,700     $ 1,520,900     $  (857,700)     $ 1,232,900

NINE MONTHS ENDED NOVEMBER 30, 2001

     Net sales from external customers     $ 5,685,500     $10,231,400     $        --      $15,916,900
     Earnings before income taxes          $ 2,022,700     $ 2,312,000     $(2,271,300)     $ 2,063,400

THREE MONTHS ENDED NOVEMBER 30, 2001

     Net sales from external customers     $ 1,533,100     $ 4,474,800     $        --      $ 6,007,900
     Earnings before income taxes          $   526,300     $ 1,058,000     $  (784,200)     $   800,100

EDUCATIONAL DEVELOPMENT CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material market risk.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Controls and Procedures - Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to insure that material information is recorded, processed, summarized and reported by Management on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II  OTHER INFORMATION

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



Date:   January 10, 2003
     -----------------------

EDUCATIONAL DEVELOPMENT CORPORATION

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall W. White, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   January 10, 2003            By  /s/ Randall W. White
     ---------------------            --------------------------------
                                        Randall W. White
                                        President and Chief Executive Officer


In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Curtis Fossett, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   January 10, 2003            By  /s/ W. Curtis Fossett
     ---------------------            ---------------------------------
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


Date:   January 10, 2003          By  /s/ Randall W. White
     ----------------------         --------------------------------
                                      Randall W. White
                                      President and Chief Executive Officer

EDUCATIONAL DEVELOPMENT CORPORATION


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


Date:   January 10, 2003                    By     /s/ W. Curtis Fossett
     ---------------------                    ---------------------------------
                                                   W. Curtis Fossett
                                                   Chief Financial Officer