Form 10-K
period 2003-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2003-05-12
CIK 31667

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from_____________to__________.

                         Commission file number: 0-4957

                       EDUCATIONAL DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                 73-0750007
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

10302 East 55th Place, Tulsa, Oklahoma   74146-6515     Registrant's telephone
                                                         number: (918) 622-4522

(Address of principal executive offices)      (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.20 par value
                                (Title of class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                Yes [ ]   No [X]

                  As of April 17, 2003, 3,878,677 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 2,720,485 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 17, 2003, of these shares traded on the Nasdaq National Market, was approximately $26,933,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on July 10, 2003.

                                TABLE OF CONTENTS

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..............................................................    3

PART I

Item 1.    Business.......................................................................................    3

Item 2.    Properties.....................................................................................    6

Item 3.    Legal Proceedings..............................................................................    6

Item 4.    Submission of Matters to a Vote of Security Holders............................................    6

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................    6

Item 6.    Selected Financial Data........................................................................    7

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    7

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................   12

Item 8.    Financial Statements and Supplementary Data....................................................   12

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   12

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................   13

Item 11.   Executive Compensation.........................................................................   14

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................   14

Item 13.   Certain Relationships and Related Transactions.................................................   14

Item 14.   Controls and Procedures........................................................................   14

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   15

                       EDUCATIONAL DEVELOPMENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED FEBRUARY 28, 2003

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

         During Fiscal Year ("FY") 2003 the Company operated two divisions: Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

         The Company makes available free of charge through the Investor Relations portion of its Internet website at www.edcpub.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

         Significant Events During Fiscal Year 2003

         There were no significant events during fiscal year 2003.

(b) Financial Information about Industry Segments

         See part II, Item 8 - Financial Statements and Supplementary Data

(c) Narrative Description of Business

(i) General

       The principal product of both the Home Business Division ("Usborne Books at Home" or "UBAH") and Publishing Division is a line of children's books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,300 different titles. The Company also distributes a product called "Usborne Kid Kits". These Kid Kits take an Usborne book and combine it with specially selected items and/or toys which complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Alternatively, 19 Kid Kits are also available in an attractive box package. Currently 65 different Kid Kits are available.

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

There is some risk involved in having only one source for its products - Usborne Publishing Limited. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type.

(ii)  Industry Segments

      (a) Home Business Division

         The Home Business Division markets the Usborne line of approximately 1,300 titles and 65 Kid Kits through a combination of direct sales, home parties, book fairs and the Internet, sold through a network marketing system. The division also sells to schools and public libraries.

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

(iv)   Marketing

     (a) Home Business Division

         The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet. The division had approximately 7,000 consultants in 50 states at February 28, 2003.

     (b) Publishing Division

         The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This division markets to approximately 6,000 book, toy and specialty stores. Significant orders totaling 36% of the Publishing Division's sales have been received from major book chains. During fiscal year 2003 the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

(v)  Competition

     (a) Home Business Division

         The Home Business Division faces significant competition from several other direct selling companies which have more financial resources. In addition, federal and state funding cuts will also impact the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division's future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress. Management believes its superior product line and consultant network will enable this division to be highly competitive in its market area.

     (b) Publishing Division

         The Publishing Division faces strong competition from large U.S. and international companies that have more financial resources. Industry sales of juvenile paperbacks approach $876 million annually, down 1.3% from the previous year. The Publishing Division's sales are approximately 0.9% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.

(vi)  Seasonality

     (a) Home Business Division

         The level of sales for Home Business Division is greatest during the Fall as individuals prepare for the holiday season.

     (b) Publishing Division

         The level of sales for the Publishing Division is greatest in the Fall while retailers are stocking up for the holiday season.

(vii) Government Funding

         Local, state and federal funds are important to the Home Business Division but not to the Publishing Division. In many cities and states in which the Company does business, school funds have been severely cut, which impacts sales to school libraries.

(viii) Trademarks, Copyrights and Patents

         ( none )

(ix)   Employees

         As of April 1, 2003, the Company had 76 full-time employees and 1 part-time employee. The Company believes its relations with its employees to be good.

Item 2.  PROPERTIES

         The Company is located at 10302 E. 55th Pl, Tulsa, Oklahoma. In January 2002, the Company purchased for $1.8 million the warehouse and office facilities it formerly leased. These facilities contain approximately 80,400 square feet of office and warehouse space.

         The Company's operating facility is well maintained, in good condition and is adequately insured. Equipment items are well maintained and in good operating condition consistent with the requirement of the Company's business. The Company believes that its operating facility meets both its present and future capacity needs.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The common stock of EDC is traded on the Nasdaq National Market (symbol--EDUC). The high and low closing quarterly common stock quotations for fiscal years 2003 and 2002, as reported by the National Association of Securities Dealers, Inc., were as follows:

                      2003                 2002
                  ------------        -------------
  Period          High    Low         High     Low
  ------          ----    ----        ----     ----
1st Qtr...        7.40    6.65        3.688    2.92
2nd Qtr...        7.19    6.34         5.30    3.17
3rd Qtr...        7.98    6.00         5.75    4.55
4th Qtr...        9.75    7.60         7.39    5.28

The number of shareholders of record of EDC's common stock at April 17, 2003 was 993.

The Company paid a $0.06 per share annual dividend during fiscal year 2003 and a $0.04 per share annual dividend during fiscal year 2002. In January 2003, the Company announced that the Board of Directors had approved a policy to pay 20% of annual net earnings as a cash dividend. Accordingly, the Company announced that it will pay a $0.10 per share dividend on June 11, 2003 to shareholders of record as of May 28, 2003.

Item 6.  SELECTED FINANCIAL DATA

                                                           YEARS ENDED FEBRUARY 28 (29)
                                      --------------------------------------------------------------------
                                          2003          2002          2001          2000          1999
                                      ------------   -----------   -----------   -----------   -----------
Net Sales                             $ 24,880,111   $20,554,451   $17,596,848   $16,851,261   $16,671,385
                                      ------------   ----------    -----------   -----------   -----------

Earnings From Continuing
   Operations                         $  2,038,085   $ 1,531,274   $ 1,090,262   $ 1,079,028   $ 1,297,493
                                      ------------   -----------   -----------   -----------   -----------
Earnings From Continuing Operations
   Per Common Share
     Basic                            $        .53   $       .40   $       .28   $       .25   $       .26
                                      ------------   -----------   -----------   -----------   -----------
     Diluted                          $        .49   $       .38   $       .27   $       .24   $       .26
                                      ------------   -----------   -----------   -----------   -----------

Total Assets                          $ 17,561,733   $14,156,798   $12,471,650   $12,340,022   $12,339,594
                                      ------------   -----------   -----------   -----------   -----------

Cash Dividends Declared
   Per Common Share                   $        .06   $       .04   $       .02   $       .02   $       .02
                                      ------------   -----------   -----------   -----------   -----------

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         (a)  Results of Operations

FY 2003

         The Home Business Division's net sales increased 31.3% during FY 2003 when compared with FY 2002. Each quarter of FY 2003 recorded a sales increase when compared with the same quarter of FY 2002. A quarterly comparison of FY 2003 versus FY 2002 shows the first quarter up 41.1%, the second quarter up 14.2%, the third quarter up 38.5% and the fourth quarter up 28.2%. The Company attributes these increases to the fact that the number of active sales consultants increased 14% during FY 2003. In addition, the Company continued to offer leadership skills seminars throughout FY 2003. These seminars are designed to help supervisors build their business and the seminars proved to be very popular with these supervisors. The Home Business Division will hold its Seventh National Convention in June 2003, in Tulsa, Oklahoma. Management is optimistic that this division will continue in FY 2004 the growth trend experienced in FY 2003.

         The Publishing Division's net sales increased 2.7% in FY 2003 when compared with FY 2002. Increased marketing efforts contributed to the sales increase. The Company has an aggressive in-house sales force which maintains contact with over 6,000 customers. During FY 2003, the telesales force opened 509 new accounts compared with 547 new accounts in FY 2002. The Company also offers two display racks to assist stores in displaying the Company's products. One is a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack is a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,690 of these attractive racks in retail stores throughout the country at the end of FY 2003 compared with 3,545 at the end of FY 2002. In addition, the Company attends major national trade shows throughout the country to further enhance product visibility. The trend of prior years in which smaller independent book and gift stores closed due to intense competition from larger chains continues. Our in-house telesales force, which contacts smaller independent stores, estimated a 13.5% decrease in sales to the smaller independent book and gift stores during FY 2003. Sales to the national chains continue to dominate the bookstore market. The Company's sales to these national chains increased 13% during FY 2003. The Company plans to continue to actively target the national chains through cooperative advertising, joint promotional efforts and institutional advertising in trade publications. Significant potential for growth exists with the national chains and the Company is strongly committed to increasing these sales. For these reasons, management is optimistic that the Publishing Division can maintain its market share.

         Cost of sales increased 18.1% during FY 2003 when compared with FY 2002. Cost of sales as a percentage of gross sales was 26.6% for FY 2003 and 26.7% for FY 2002. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix being sold. However, management expects the cost of sales percentage for FY 2004 will remain consistent with FY 2003.

         Operating and selling expenses increased 13.1% during FY 2003 when compared with FY 2002. As a percentage of gross sales, these costs were 11.7% for FY 2003 and 12.2% for FY 2002. Contributing to the increase in operating and selling expenses were increased payroll costs, higher freight costs, increased credit card costs and increased marketing costs. Those increased costs are attributed to the overall increase in sales in FY 2003 over sales in FY 2002. Management expects operating and selling expenses to be approximately 11% to 13% of gross sales in FY 2004.

         Sales commission increased 30.0% during FY 2003 when compared with FY 2002. As a percentage of gross sales, these costs were 17.6% in FY 2003 and 16.0% in FY 2002. Sales commissions as a percentage of gross sales are determined by the product mix sold and the division that makes the sale. Commission expense in the Publishing Division increased 3.0% during FY 2003 when compared with FY 2002, the result of increased sales. Commission expense in the Home Business Division increased 30.6%, the result of increased sales and the higher commission structure in the Home Business Division.

         General and administrative expenses increased 7.3% in FY 2003 versus FY 2002. As a percentage of gross sales, these expenses were 4.4% in FY 2003 and 4.8% in FY 2002. An increase in payroll costs, attributed to adding employees and general salaries increases, contributed to the increase in general and administrative expenses.

         Interest expense declined 95.7% in FY 2003 when compared with FY 2002, the result of lower borrowings during the year. As a percentage of gross sales, interest expense was nominal in FY 2003 and 0.7% in FY 2002.

FY 2002

         The Home Business Division's net sales increased 28.8% during FY 2002 when compared with FY 2001. Each quarter of FY 2002 recorded a sales increase when compared with the same quarter of FY 2001. A quarterly comparison of FY 2002 versus FY 2001 showed the first quarter up 28.7%, the second quarter up 42.4%, the third quarter up 22.5% and the fourth quarter up 26.6%. The Company attributed these increases to the fact that the number of consultants selling increased 28% during FY 2002. The Company continued offering its leadership skills seminars throughout FY 2002. These seminars are designed to help supervisors build their business and the seminars proved to be very popular with these supervisors. The Home Business Division held its Sixth National Convention in June, 2002, in Tulsa, Oklahoma.

         The Publishing Division's net sales increased slightly in FY 2002 when compared with FY 2001. Increased marketing efforts contributed to the sales increase. The Company has an aggressive in-house sales force which maintains contact with over 9,000 customers. During FY 2002, the telesales force opened 547 new accounts compared with 679 new accounts in FY 2001. The Company offered two display racks to assist stores in displaying the Company's products. One was a six-foot rack with five adjustable shelves which can hold approximately 250 titles. The second rack was a four-sided rack with three levels which will hold between 50 and 60 of the Company's Kid Kits. There were 3,545 of these attractive racks in retail stores throughout the country at the end of FY 2002 compared with 3,428 at the end of FY 2001. The Company attended major national trade shows throughout the country to further enhance product visibility. The trend of prior years in which smaller independent book stores and gift stores closed due to intense competition from larger chains continued. However, this trend appeared to be slowing. Our in-house telesales force, which contacts smaller independent stores, reported a slight sales increase during FY 2002. Our field representatives had a slight sales decrease during FY 2002. Sales to the national chains continued to dominate the bookstore market. The Company's sales to these national chains increased 4.5% during FY 2002. The Company continued its aggressive approach to the national chains in the areas of cooperative advertising, joint promotional efforts and institutional advertising in trade publications.

         Cost of sales increased 11.4% during FY 2002 when compared with FY 2001. Cost of sales as a percentage of gross sales was 26.7% for both FY 2002 and FY 2001. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix being sold.

         Operating and selling expenses increased 12.8% during FY 2002 when compared with FY 2001. As a percentage of gross sales, these costs were 12.2% for FY 2002 and 12.1% for FY 2001. Contributing to the increase in operating and selling expenses were increased payroll costs and higher freight costs. Increased credit card costs and increased marketing costs in the Home Business Division, the result of increased sales, also contributed to the increase

         Sales commission increased 30.0% during FY 2002 when compared with FY 2001. As a percentage of gross sales, these costs were 16.0% in FY 2002 and 13.7% in FY 2001. Sales commissions as a percentage of gross sales was determined by the product mix sold and the division that makes the sale. Commission expense in the Publishing Division remained unchanged between FY 2002 and FY 2001. Commission expense in the Home Business Division increased 30.9%, the result of increased sales and the higher commission structure in the Home Business Division.

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

         (b)  Financial Position

         Working capital was $9.4 million for fiscal year end 2003 and $7.5 million at fiscal year end 2002. The net effect of an increase in accounts receivable, an increase in inventory and an increase in accounts payable resulted in the increase in working capital at fiscal year end 2003. Management expects its financial position to remain strong and to increase working capital during the next fiscal year.

         (c)  Liquidity and Capital Resources

         Management believes the Company's liquidity at February 28, 2003, is adequate. There are no known demands, commitments, events or uncertainties that would result in a material change in the Company's liquidity during fiscal year 2004. Capital expenditures are expected to be less than $750,000 during fiscal year 2004. These expenditures would consist primarily of software and hardware enhancements to the Company's existing data processing equipment, property improvements and additions to equipment in the warehouse.

         Effective June 30, 2002, the Company signed a Third Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2003. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (4.00% at February 28, 2003). The note is collateralized by substantially all of the assets of the Company. At February 28, 2003 the Company had no borrowings outstanding. Available credit under the revolving credit agreement was $3,500,000 at February 28, 2003.

         The Company uses the credit facility to fund routine operations. The Company plans to renew this facility when it matures on June 30, 2003. The Company believes its borrowing capacity under this line to be adequate for anticipated operating levels.

         The Company generated cash of $1.1 million from operating activities during fiscal year 2003 and $4.2 million during FY 2002. Net income for FY 2003 of $2,038,085 contributed to a significant portion of cash flows from operating activities. It was offset by the changes in accounts receivable and inventory. The change in accounts payable and accrued expenses also contributed to cash flows from operating activities.

         Accounts receivable increased slightly during the year as several large orders in the Publishing Division were received in February. In addition, the Publishing Division offered special dating terms during the fourth quarter with payment due during the first quarter of fiscal year 2004. The Company plans to continue to maximize its collection efforts in order to maintain cash flows during fiscal year 2004.

         Inventory levels increased 30.8% from fiscal year end 2002 to fiscal year end 2003, the result of the timing of deliveries from the Company's principal supplier. The Company continues to monitor inventory levels to ensure that adequate inventory is on hand to support sales as well as to meet the six to eight month resupply requirements of its principal supplier. The Company expects inventory levels to increase moderately over the next year.

         Approximately $4.5 million of total accounts payable is payable to the Company's principal supplier. Increases and decreases in inventory levels directly affect the level of accounts payable. Also the timing of the purchases and the payment terms offered by the suppliers affect the year-end levels of accounts payable. The Company expects accounts payable to increase moderately next year. Management anticipates cash flows from operating activities to increase in the foreseeable future.

         Cash used in investing activities during fiscal year 2003 was primarily for building improvements.

         During the year the Company continued the stock buyback program by purchasing 107,498 shares of its common stock at a cost of $765,227. The Company paid a dividend of $0.06 per share or $230,146.

         (d)  Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company's significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions

Revenue Recognition

         Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements," have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company's sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of February 28, 2003 and 2002. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $88,962 and $83,076 as of February 28, 2003 and 2002, respectively

Inventory

         Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $511,500 and $817,500 at February 28, 2003 and 2002, respectively.

         Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management's identification of obsolete inventory on hand at February 28, 2003 and 2002. Management has estimated reserves for both current and noncurrent inventory of $215,990 and $179,990 as of February 28, 2003 and 2002, respectively.

Deferred Tax Assets

         As discussed in Note 4 of the consolidated financial statements, the Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

Long-lived Assets

         In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate.

         (e)  New Accounting Standards

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was adopted as of February 28, 2003.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not impact the Company's financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any material market risk.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 begins at page F-1, following page 23 hereof.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

              There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2003.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)  Identification of Directors

              The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 10, 2003.

              (b)  Identification of Executive Officers

              The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

                                                                      Office
       Name                              Office                     Held Since   Age
       ----                              ------                     ----------   ---
Randall W. White          Chairman of the Board,                       1986      61
                          President and Treasurer

W. Curtis Fossett         Controller and                               1989      57
                          Corporate Secretary

Michael L. Puhl           Vice President - Operations                  1998      47

Craig M. White*           Vice President - Information Systems         2001      34

Ronald T. McDaniel*       Vice President - Publishing Division         2002      65

Kathy A. Slemp            Vice President - Usborne Books at            2002      44
                          Home Division

               *The prior business experience for these executive officers who have been employed by the Company for less than five years is as follows:

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

         In July 2002, Ronald T. McDaniel was elected Vice President of the Publishing Division. Ronald McDaniel joined EDC on September 25, 2000 as National Sales Manager of the Publishing Division. Prior to that he was affiliated with Prudential Detrick Realty, serving as a Residential and Light Commercial Sales Associate. In addition, he was President of The McDaniel Company, a residential management and rehabilitation company.

              (c)  Compliance With Section 16 (a) of the Exchange Act

              The information required by this Item 10 is furnished by incorporation by reference to all information under the caption "Compliance With
Section 16 (a)" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2003.

Item 11.      EXECUTIVE COMPENSATION

              The information required by this Item 11 is furnished by incorporation by reference to all information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2003.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item 12 is furnished by incorporation by reference to all information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2003.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company sells to the EDC Employee 401(k) Plan treasury shares at a cost equal to or greater than the Company's cost of those shares. During fiscal year 2003 the EDC Employee 401(k) Plan acquired 48,298 shares priced from $3.13 - $5.00 per share, for a total cost of approximately $183,800.

Item 14.      CONTROLS AND PROCEDURES

              An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-K. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that he Company's disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date controls were evaluated.

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)  The following documents are filed as part of this
                     report:

1. Financial Statements                                           Page
   --------------------                                         --------
Independent Auditors' Report                                       F-1

Balance Sheets - February 28, 2003
  and February 28, 2002                                            F-2

Statements of Earnings - Years ended
  February 28, 2003, February 28, 2002
  and February 28, 2001                                            F-3

Statements of Shareholders' Equity -
  Years ended February 28, 2003,
  February 28, 2002 and February 28, 2001                          F-4

Statements of Cash Flows -
  Years ended February 28, 2003,
  February 28, 2002 and February 28, 2001                          F-5

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

              10.26 First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to
                       Exhibit 10.25 to Form 10-K dated February 28, 2001 (File No. 0-4957).

              10.27 Second Amendment dated June 30, 2001 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to
                       Exhibit 10.25 to Form 10-K dated February 28, 2002 (File No. 0-4957).

              10.28 Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to DEF 14A dated May 23, 2002 (File No. 0-4957)

             *10.29 Third Amendment dated June 30, 2002 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

             *10.30 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 15, 2002.

              10.31 Registration of 1,500,000 shares of Common Stock is incorporated herein by reference to Form S-8 dated October 22, 2002 (File No. 333-100659)

             *10.32 Amendment dated November 12, 2002 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited

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

                       EDUCATIONAL DEVELOPMENT CORPORATION

Date:  May 12, 2003             By  /s/ W. Curtis Fossett
                                   -------------------------
                                     W. Curtis Fossett
                                     Principal Financial
                                     and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  May 12, 2003           /s/ Randall W. White
                              -----------------------------
                              Randall W. White
                              Chairman of the Board
                              President, Treasurer and
                              Director

       May 12, 2003           /s/ Robert D. Berryhill
                              -----------------------------
                              Robert D. Berryhill, Director

       May 12, 2003           /s/ Dean Cosgrove
                              -----------------------------
                              G. Dean Cosgrove, Director

       May 12, 2003           /s/ James F. Lewis
                              -----------------------------
                              James F. Lewis, Director

       May 12, 2003           /s/ W. Curtis Fossett
                              -----------------------------
                              W. Curtis Fossett
                              Principal Financial
                              and Accounting Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Annual Report of Educational Development Corporation (the "Company") on Form 10-K for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall W. White, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 12, 2003                  By    /s/ Randall W. White
                                        --------------------------------
                                           Randall W. White
                                           President and Chief Executive Officer

In connection with the Annual Report of Educational Development Corporation (the "Company") on Form 10-K for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Curtis Fossett, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003                   By   /s/ W. Curtis Fossett
                                        -------------------------
                                          W. Curtis Fossett
                                          Chief Financial Officer

                                  CERTIFICATION

I, Randall W. White, President and CEO of Educational Development Corporation certify that:

1. I have reviewed this annual report on Form 10-K of Educational Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 12, 2003                 By   /s/ Randall W. White
                                        --------------------------------
                                          Randall W. White
                                          President and Chief Executive Officer

I, W. Curtis Fossett, CFO of Educational Development Corporation certify that:

1. I have reviewed this annual report on Form 10-K of Educational Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                  By    /s/ W. Curtis Fossett
                                         ---------------------------------
                                           W. Curtis Fossett
                                           Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Educational Development Corporation:

We have audited the accompanying balance sheets of Educational Development Corporation (the "Company") as of February 28, 2003 and 2002, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
---------------------------

Tulsa, Oklahoma
April 4, 2003

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 2003 AND 2002

                                                                       2003            2002
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,432,982    $    906,889
   Accounts receivable, less allowance for doubtful accounts and
      sales returns $189,962 (2003) and $184,076 (2002)               2,137,412       2,040,423
   Inventories - Net                                                 11,413,715       8,291,950
   Prepaid expenses and other assets                                    162,674         218,341
   Deferred income taxes                                                 72,100          59,200
                                                                   ------------    ------------
             Total current assets                                    15,218,883      11,516,803

INVENTORIES - Net                                                       341,880         683,880

PROPERTY, PLANT AND EQUIPMENT - Net                                   1,941,270       1,907,615

DEFERRED INCOME TAXES                                                    59,700          48,500
                                                                   ------------    ------------

                                                                   $ 17,561,733    $ 14,156,798
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  4,997,273    $  3,380,102
   Accrued salaries and commissions                                     435,728         352,756
   Other current liabilities                                            251,824         244,846
   Income taxes payable                                                 160,303          63,753
                                                                   ------------    ------------
             Total current liabilities                                5,845,128       4,041,457

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common stock, $0.20 par value; Authorized 8,000,000 (2003)
      and 6,000,000 (2002) shares;
      Issued 5,441,640 (2003) and 5,429,240 (2002) shares;
      Outstanding 3,827,620 (2003) and 3,822,117 (2002) shares        1,088,328       1,085,848
   Capital in excess of par value                                     4,619,406       4,417,507
   Retained earnings                                                 11,455,662       9,647,723
                                                                   ------------    ------------
                                                                     17,163,396      15,151,078
   Less treasury stock, at cost                                      (5,446,791)     (5,035,737)
                                                                   ------------    ------------
                                                                     11,716,605      10,115,341
                                                                   ------------    ------------

                                                                   $ 17,561,733    $ 14,156,798
                                                                   ============    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

                                                2003               2002               2001
GROSS SALES                                 $ 36,036,786       $ 30,457,695       $ 27,260,879
   Less discounts and allowances             (11,156,675)        (9,903,244)        (9,664,031)
                                            ------------       ------------       ------------
           Net sales                          24,880,111         20,554,451         17,596,848
COST OF SALES                                  9,591,425          8,121,522          7,287,920
                                            ------------       ------------       ------------
           Gross margin                       15,288,686         12,432,929         10,308,928
                                            ------------       ------------       ------------

OPERATING EXPENSES:
   Operating and selling                       4,203,340          3,717,465          3,295,164
   Sales commissions                           6,327,058          4,867,970          3,743,954
   General and administrative                  1,569,826          1,463,631          1,432,030
   Interest                                          884             20,343            104,925
                                            ------------       ------------       ------------
                                              12,101,108         10,069,409          8,576,073
                                            ------------       ------------       ------------

OTHER INCOME                                      77,207             76,554             37,507
                                            ------------       ------------       ------------

EARNINGS BEFORE INCOME TAXES                   3,264,785          2,440,074          1,770,362

INCOME TAXES                                   1,226,700            908,800            680,100
                                            ------------       ------------       ------------

NET EARNINGS                                $  2,038,085       $  1,531,274       $  1,090,262
                                            ============       ============       ============

BASIC AND DILUTED EARNINGS PER SHARE:
   Basic                                    $       0.53       $       0.40       $       0.28
                                            ============       ============       ============
   Diluted                                  $       0.49       $       0.38       $       0.27
                                            ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT SHARES
   OUTSTANDING:

   Basic                                       3,835,411          3,867,221          3,955,527
                                            ============       ============       ============
   Diluted                                     4,158,781          4,061,956          4,042,642
                                            ============       ============       ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

                                              COMMON STOCK
                                       (PAR VALUE $0.20 PER SHARE)
                                  -------------------------------------                        TREASURY STOCK
                                  NUMBER OF                 CAPITAL IN                    ------------------------
                                   SHARES                   EXCESS OF       RETAINED      NUMBER OF                  SHAREHOLDERS'
                                   ISSUED       AMOUNT      PAR VALUE       EARNINGS       SHARES        AMOUNT         EQUITY
BALANCE, MARCH 1, 2000            5,429,240   $ 1,085,848  $  4,410,066   $  7,259,141    1,261,851   $ (3,782,646)  $  8,972,409

   Issuance of treasury stock             -             -             -              -         (583)         1,700          1,700
   Purchases of treasury stock            -             -             -              -      289,252       (856,215)      (856,215)
   Sales of treasury stock                -             -         3,561              -      (32,680)        82,889         86,450
   Dividends paid ($0.02/share)           -             -             -        (78,779)           -              -        (78,779)
   Net earnings                           -             -             -      1,090,262            -              -      1,090,262
                                  ---------   -----------  ------------   ------------    ---------   ------------   ------------

BALANCE, FEBRUARY 28, 2001        5,429,240     1,085,848     4,413,627      8,270,624    1,517,840     (4,554,272)     9,215,827

   Issuance of treasury stock             -             -         1,327              -       (1,000)         3,023          4,350
   Purchases of treasury stock            -             -             -              -      139,603       (634,752)      (634,752)
   Sales of treasury stock                -             -        18,480              -      (31,520)        95,812        114,292
   Exercise of options ($1.50 -
     $3.00/share)                         -             -       (15,927)             -      (17,800)        54,452         38,525
   Dividends paid ($0.04/share)           -             -             -       (154,175)           -              -       (154,175)
   Net earnings                           -             -             -      1,531,274            -              -      1,531,274
                                  ---------   -----------  ------------   ------------    ---------   ------------   ------------

BALANCE, FEBRUARY 28, 2002        5,429,240     1,085,848     4,417,507      9,647,723    1,607,123     (5,035,737)    10,115,341

   Purchases of treasury stock            -             -             -              -      107,498       (765,227)      (765,227)
   Sales of treasury stock                -             -       138,286              -      (90,201)       321,566        459,852
   Exercise of options ($1.50 -
     $5.50/share)                    12,400         2,480        63,613              -      (10,400)        32,607         98,700
   Dividends paid ($0.06/share)           -             -             -       (230,146)           -              -       (230,146)
   Net earnings                           -             -             -      2,038,085            -              -      2,038,085
                                  ---------   -----------  ------------   ------------    ---------   ------------   ------------

BALANCE, FEBRUARY 28, 2003        5,441,640   $ 1,088,328  $  4,619,406   $ 11,455,662    1,614,020   $ (5,446,791)  $ 11,716,605
                                  =========   ===========  ============   ============    =========   ============   ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

                                                                    2003           2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                 $ 2,038,085     $ 1,531,274     $ 1,090,262
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                 165,910         120,738          59,662
      Deferred income taxes                                         (24,100)        (27,900)         75,700
      Provision for doubtful accounts and sales returns           1,057,803         991,813       1,381,704
      Stock issued for awards                                             -           4,350           1,700
      Changes in assets and liabilities:
         Accounts and income tax receivable                      (1,154,792)     (1,481,184)       (912,302)
         Inventories                                             (2,779,765)      1,241,092        (572,826)
         Prepaid expenses and other assets                           11,846         (26,456)        (26,745)
         Accounts payable, accrued salaries and commissions,
            and other current liabilities                         1,707,121       1,830,181         104,833
         Income tax payable                                          96,550          63,753         (46,923)
                                                                -----------     -----------     -----------
            Total adjustments                                      (919,427)      2,716,387          64,803
                                                                -----------     -----------     -----------

            Net cash provided by operating activities             1,118,658       4,247,661       1,155,065
                                                                -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                             (155,744)     (1,888,933)        (58,571)
                                                                -----------     -----------     -----------

             Net cash used in investing activities                 (155,744)     (1,888,933)        (58,571)
                                                                -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving credit agreement                       1,317,000       2,347,000       7,703,000
   Payments on revolving credit agreement                        (1,317,000)     (3,431,000)     (7,897,000)
   Cash received from exercise of stock options                      98,700          38,525               -
   Cash received from sale of treasury stock                        459,852         114,292          86,450
   Cash paid to acquire treasury stock                             (765,227)       (634,752)       (856,215)
   Dividends paid                                                  (230,146)       (154,175)        (78,779)
                                                                -----------     -----------     -----------

             Net cash used in financing activities                 (436,821)     (1,720,110)     (1,042,544)
                                                                -----------     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           526,093         638,618          53,950

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        906,889         268,271         214,321
                                                                -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,432,982     $   906,889     $   268,271
                                                                ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                       $       884     $    26,392     $   105,348
                                                                ===========     ===========     ===========
   Cash paid for income taxes                                   $ 1,154,250     $   800,250     $   724,020
                                                                ===========     ===========     ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Educational Development Corporation (the "Company") distributes books and publications through its Publishing and Usborne Books at Home Divisions to book, toy and gift stores, libraries and home educators located throughout the United States ("U.S."). The Company is the sole U.S. distributor of books and related items, which are published by an England based publishing company. The England based publishing company is the Company's primary supplier.

         ESTIMATES - The Company's financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

         BUSINESS CONCENTRATION - A significant portion of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $11.1 million, $6.1 million and $6.8 million for fiscal 2003, 2002 and 2001, respectively. Total inventory purchases were approximately $13.9 million, $8.1 million and $8.7 million for fiscal 2003, 2002 and 2001, respectively.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and cash on deposit in banks.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. The Company presents a portion of its inventory as a noncurrent asset. Occasionally the Company purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These excess quantities were included in noncurrent inventory. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2-1/2 years of anticipated sales was classified as noncurrent inventory.

         Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management's identification of obsolete inventory on hand at February 28, 2003 and 2002.

         PREPAID EXPENSES AND OTHER ASSETS - Prepaid expenses and other assets at February 28, 2003 and 2002, include notes receivable of approximately $14,000 and $26,000, respectively, due from directors and related parties of the Company.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, which range from 2 to 30 years.

         INCOME TAXES - The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the regular tax rate expected to be in effect when the taxes are actually paid or recovered. The Company records net deferred tax assets related to the recognition of future tax benefits, to the extent that realization of such benefits is considered more likely than not to occur.

         INCOME RECOGNITION - Sales are recognized and recorded when products are shipped. The estimated allowance for sales returns is recorded as sales are recognized and recorded. Management uses prior experience to estimate the allowance for sales returns.

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

         The following reconciles the diluted earnings per share:

                                                                 YEAR ENDED FEBRUARY 28,
                                                       -------------------------------------------
                                                          2003           2002              2001
DILUTED EARNINGS PER SHARE:
   Net earnings applicable to common shareholders      $2,038,085     $1,531,274        $1,090,262
                                                       ==========     ==========        ==========

SHARES:
   Weighted average shares outstanding - basic         3,835,411      3,867,221         3,955,527
   Assumed exercise of options                           323,370        194,735            87,115
                                                       ----------     ----------        ----------

   Weighted average shares outstanding- diluted        4,158,781      4,061,956         4,042,642
                                                       ==========     ==========        ==========

DILUTED EARNINGS PER SHARE                             $     0.49     $     0.38        $     0.27
                                                       ==========     ==========        ==========

         Stock options representing 249,600 of common shares for the year ended 2001 were not included in calculation of diluted earnings per share since the effect was antidilutive. There were no stock options for the years ended 2003 and 2002 excluded from the diluted earnings per share calculation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

         LONG-LIVED ASSET IMPAIRMENT - The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows. No impairment was noted as a result of such review during the years ended February 28, 2003, 2002 or 2001.

         STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay

                                      -F-7-
         to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.

         NEW ACCOUNTING STANDARDS - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See
         Note 7 for the required disclosures as prescribed by SFAS No. 148.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not impact the Company's financial statements.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2.       INVENTORIES

         Inventories consist of the following:

                                                   FEBRUARY 28,
                                      ------------------------------------
                                          2003                   2002
Current:
   Book inventory                     $ 11,460,085           $  8,338,320
   Reserve for obsolescence                (46,370)               (46,370)
                                      ------------           ------------\

Inventories net - current             $ 11,413,715           $  8,291,950
                                      ============           ============

Noncurrent:
   Book inventory                     $    511,500           $    817,500
   Reserve for obsolescence               (169,620)              (133,620)
                                      ------------           ------------

Inventories net - noncurrent          $    341,880           $    683,880
                                      ============           ============

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                  FEBRUARY 28,
                                                       ---------------------------------
                                                           2003                 2002
Land                                                   $   250,000          $   250,000
Building                                                 1,540,000            1,540,000
Machinery and equipment                                  1,473,054            1,439,057
Furniture and fixtures                                     237,753              124,592
                                                       -----------          -----------
                                                         3,500,807            3,353,649
Less accumulated depreciation and amortization          (1,559,537)          (1,446,034)
                                                       -----------          -----------

                                                       $ 1,941,270          $ 1,907,615
                                                       ===========          ===========

4.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of February 28, 2003 and 2002 are as follows:

                                                                       FEBRUARY 28,
                                                                --------------------------
                                                                  2003             2002
Current:
   Deferred tax assets:
      Allowance for doubtful accounts                           $ 33,800         $ 31,600
      Allowance for obsolescence                                  17,600           17,600
      Expenses deducted on the cash basis for income
         tax purposes                                             30,800           22,800
      Other                                                        3,800            3,800
                                                                --------         --------

           Deferred tax assets                                    86,000           75,800
                                                                --------         --------

           Deferred tax liability - Software development         (13,900)         (16,600)
                                                                --------         --------

Deferred tax asset - Net                                        $ 72,100         $ 59,200
                                                                ========         ========

Noncurrent:
   Deferred tax assets:
      Allowance for obsolescence                                $ 75,200         $ 61,500
      Deferred tax asset - other                                   1,900            3,800
                                                                --------         --------

           Deferred tax assets                                    77,100           65,300
                                                                --------         --------
   Deferred tax liabilities:
      Software development                                             -          (13,900)
      Property and equipment                                     (17,400)          (2,900)
                                                                --------         --------

           Deferred tax liabilities                              (17,400)         (16,800)
                                                                --------         --------

Deferred tax asset - Net                                        $ 59,700         $ 48,500
                                                                ========         ========

         Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

         The components of income tax expense are as follows:

                                                    FEBRUARY 28,
                                ---------------------------------------------------
                                    2003                2002                2001
Current:
   Federal                      $ 1,063,200         $   796,200         $   513,800
   State                            187,600             140,500              90,600
                                -----------         -----------         -----------
                                  1,250,800             936,700             604,400

Deferred:
   Federal                          (20,500)            (23,700)             64,300
   State                             (3,600)             (4,200)             11,400
                                -----------         -----------         -----------
                                    (24,100)            (27,900)             75,700
                                -----------         -----------         -----------

Total income tax expense        $ 1,226,700         $   908,800         $   680,100
                                ===========         ===========         ===========

         The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense:

                                                               YEAR ENDED FEBRUARY 28,
                                                     --------------------------------------------
                                                         2003            2002             2001
Tax expense at federal statutory rate                $ 1,110,000      $  830,000       $  602,000
State income tax, net of federal tax benefit             130,000          96,000           72,000
Other                                                    (13,300)        (17,200)           6,100
                                                     -----------      ----------       ----------

                                                     $ 1,226,700      $  908,800       $  680,100
                                                     ===========      ==========       ==========

5.       EMPLOYEE BENEFIT PLAN

         The Company has a profit sharing plan which incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $60,412, $52,258 and $40,557 in fiscal years 2003, 2002 and 2001, respectively.

6.       COMMITMENTS

         The Company has a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus .25%, collateralized by substantially all assets of the Company and maturing on June 30, 2003. Available credit under the revolving credit agreement was $3,500,000 at February 28, 2003 and 2002. The agreement contains provisions that require the Company to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company is in compliance with all restrictive covenants at February 28, 2003. The Company intends to renew the bank agreement or obtain other financing upon maturity.

         The Company had no borrowings outstanding on the above revolving credit agreement at February 28, 2003 or 2002.

         At February 28, 2003, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $4,978,000.

         The Company leased its office and warehouse facilities under a noncancelable operating lease until January 2002. On January 7, 2002, the Company purchased its leased office and warehouse facilities for $1,790,000 and simultaneously terminated its lease. Total rent expense related to these facilities was $204,000 in fiscal 2002, and $240,000 in fiscal 2001.

7.       CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

         The Board of Directors adopted the 1992 Incentive Stock Option Plan (the "1992 Plan") in June of 1992, which authorized the Company to grant up to 1,000,000 stock options. The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan also authorized the Company to grant up to 1,000,000 stock options.

         Options granted under the 1992 Plan and 2002 Plan (collectively the "Incentive Plans") vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2003 expire beginning in April 2003 through October 2012.

         A summary of the status of the Company's Incentive Plans as of February 28, 2003, 2002 and 2001, and changes during the years then ended is presented below:

                                           2003                    2002                   2001
                                  ----------------------  ----------------------  --------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                               AVERAGE                AVERAGE                  AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES      PRICE       SHARES      PRICE       SHARES       PRICE
Outstanding at
   Beginning of Year              590,600     $  3.24     599,600      $ 3.17     507,400     $  3.42

Granted                            15,000        6.00      10,000        5.50     136,000        2.28

Exercised/canceled                (26,200)      (4.29)    (19,000)      (2.28)    (43,800)      (3.30)
                                  -------     -------     -------      ------     -------     -------

Outstanding at End of Year        579,400     $  3.26     590,600      $ 3.24     599,600     $  3.17
                                  =======     =======     =======      ======     =======     =======

         The following table summarizes information about stock options outstanding at February 28, 2003:

                          NUMBER
   RANGE OF             OUTSTANDING                 WEIGHTED
   EXERCISE           AT FEBRUARY 28,           AVERAGE REMAINING            WEIGHTED AVERAGE
    PRICES                 2003              CONTRACTUAL LIFE (YEARS)         EXERCISE PRICE
$1.375 - $1.50            71,500                         1                        $1.40
$ 1.51 - $2.50           146,000                         7                         2.26
$ 2.51 - $3.13           111,700                         2                         3.11
    $ 3.81                15,000                         5                         3.81
    $ 4.00                85,000                         5                         4.00
    $ 4.63               135,200                         5                         4.63
    $ 6.00                15,000                        10                         6.00
                         -------

                         579,400
                         =======

         All options outstanding are exercisable at February 28, 2003.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                         YEAR ENDED FEBRUARY 28
                                                       -----------------------------------------------------------
                                                          2003                    2002                     2001
Net earnings - as reported                             $2,038,085              $1,531,274               $1,090,262
Deduct:  Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects                                            (31,422)                 (5,110)                (166,457)
                                                       ----------              ----------               ----------

Net earnings - pro forma                               $2,006,663              $1,526,164               $  923,805
                                                       ==========              ==========               ==========

Earnings per share - as reported:
   Basic                                               $     0.53              $     0.40               $     0.28
                                                       ==========              ==========               ==========
   Diluted                                             $     0.49              $     0.38               $     0.27
                                                       ==========              ==========               ==========

Earnings per share - pro forma:
   Basic                                               $     0.52              $     0.39               $     0.23
                                                       ==========              ==========               ==========
   Diluted                                             $     0.48              $     0.38               $     0.23
                                                       ==========              ==========               ==========

         The fair value per option granted in 2003, 2002 and 2001, was $2.09, $0.51 and $1.22, respectively. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2003: no dividend yield, expected volatility of 27.64%, risk free interest rate of 3.68%, and expected life of ten years; the following assumptions were used for options granted in 2002: no dividend yield, expected volatility of 35.60%, risk free interest rate of 1.98%, and expected life of one year; the following assumptions were used for options granted in 2001: no dividend yield, expected volatility of 84%, risk free interest rates between 5.13% and 6.16%, and expected life of ten years.

8.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended February 28, 2003, 2002 and 2001:

                                                                                                        BASIC            DILUTED
                                                                                                      EARNINGS           EARNINGS
                              NET SALES             GROSS MARGIN             NET EARNINGS             PER SHARE         PER SHARE
2003
   First quarter             $ 6,132,300             $ 3,687,200              $  547,700               $ 0.14             $ 0.13
   Second quarter              5,602,100               3,304,200                 454,000                 0.12               0.11
   Third quarter               7,827,400               5,025,200                 764,900                 0.20               0.19
   Fourth quarter              5,318,311               3,272,086                 271,485                 0.07               0.06
                             -----------             -----------              ----------               ------             ------

Total year                   $24,880,111             $15,288,686              $2,038,085               $ 0.53             $ 0.49
                             ===========             ===========              ==========               ======             ======

2002
   First quarter             $ 4,800,600             $ 2,827,800              $  369,500               $ 0.09             $ 0.09
   Second quarter              5,108,400               3,000,300                 423,800                 0.11               0.11
   Third quarter               6,007,900               3,772,700                 485,000                 0.13               0.12
   Fourth quarter              4,637,551               2,832,129                 252,974                 0.07               0.06
                             -----------             -----------              ----------               ------             ------

Total year                   $20,554,451             $12,432,929              $1,531,274               $ 0.40             $ 0.38
                             ===========             ===========              ==========               ======             ======

2001
   First quarter             $ 4,250,400             $ 2,453,000              $  276,100               $ 0.07             $ 0.07
   Second quarter              4,414,600               2,464,300                 352,700                 0.09               0.09
   Third quarter               5,245,600               3,180,300                 381,900                 0.10               0.10
   Fourth quarter              3,686,248               2,211,328                  79,562                 0.02               0.01
                             -----------             -----------              ----------               ------             ------

Total year                   $17,596,848             $10,308,928              $1,090,262               $ 0.28             $ 0.27
                             ===========             ===========              ==========               ======             ======

         During the fourth quarter of fiscal year 2001, the Company corrected the depreciation calculated on certain property and equipment, which resulted in a decrease in depreciation expense of approximately $30,000.

9.       BUSINESS SEGMENTS

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profits of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, including interest and depreciation, and income taxes are not allocated to the segments. The Company's assets are not allocated on a segment basis.

         Information by industry segment for the years ended February 28, 2003, 2002 and 2001 is set forth below:

                                              PUBLISHING                 UBAH                   OTHER                   TOTAL
2003

Net sales                                    $ 7,560,258             $ 17,319,853            $         -            $ 24,880,111
Earnings (loss) before income taxes            2,570,156                3,887,858             (3,193,229)              3,264,785

2002

Net sales                                    $ 7,362,332             $ 13,192,119            $         -            $ 20,554,451
Earnings (loss) before income taxes            2,579,082                2,845,712             (2,984,720)              2,440,074

2001

Net sales                                    $ 7,353,750             $ 10,243,098            $         -            $ 17,596,848
Earnings (loss) before income taxes            2,577,593                2,234,031             (3,041,262)              1,770,362

10.      SUBSEQUENT EVENT

         On April 2, 2003, the Company announced that it will pay a $0.10 per share dividend on June 11, 2003 to shareholders of record as of May 28, 2003.

                                   * * * * * *

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                     DESCRIPTION
  3.1             Restated Certificate of Incorporation of the Company dated
                  April 26, 1968, Certificate of Amendment there to dated June
                  21, 1968 and By-Laws of the Company are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10
                  (File No. 0-4957).

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

  10.27           Second Amendment dated June 30, 2001 to Restated Loan
                  Agreement between the Company and State Bank & Trust, N.A.,
                  Tulsa, OK, is incorporated herein by reference to Exhibit
                  10.25 to Form 10-K dated February 28, 2002 (File No. 0-4957).

  10.28           Educational Development Corporation 2002 Incentive Stock
                  Option Plan is incorporated herein by reference to Exhibit A to DEF 14A dated May 23, 2002 (File No. 0-4957)

  *10.29 Third Amendment dated June 30, 2002 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

  *10.30          Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company dated July 15, 2002.

  10.31 Registration of 1,500,000 shares of Common Stock is incorporated herein by reference to Form S-8 dated October 22, 2002 (File No. 333-100659)

  *10.32          Amendment dated November 12, 2002 to Usborne Agreement -
                  Contractual agreement by and between the Company and Usborne
                  Publishing Limited

     *23.         Independent Auditors' Consent

-------------------------
*  Filed Herewith