Form 10-Q
period 2003-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2003-07-09
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2003.

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

                             Yes [X]        No [ ]

         As of May 31, 2003 there were 3,939,477 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION


PART I. FINANCIAL INFORMATION

ITEM 1

BALANCE SHEETS

                                                                                      May 31, 2003
                                                                                      (unaudited)        February 28, 2003
                                                                                      ------------       -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $    776,300         $  1,433,000
   Accounts receivable - (less
     allowances for doubtful accounts
     and returns: 5/31/03 - $193,800
     2/28/03 - $190,000)                                                                 2,693,400            2,137,400
   Inventories - Net                                                                    11,526,000           11,413,700
   Prepaid expenses and other assets                                                       141,900              162,700
   Deferred income taxes                                                                    52,600               72,100
                                                                                      ------------         ------------
         Total current assets                                                           15,190,200           15,218,900

INVENTORIES - Net                                                                          459,200              341,900

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     05/31/03 - $1,592,000; 2/28/03 - $1,559,500)                                        1,925,900            1,941,200

DEFERRED INCOME TAXES                                                                       37,100               59,700
                                                                                      ------------         ------------

                                                                                      $ 17,612,400         $ 17,561,700
                                                                                      ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $  3,964,500         $  4,997,300
   Accrued salaries and commissions                                                        393,300              435,700
   Income tax payable                                                                      338,700              160,300
   Dividends payable                                                                       394,000                   --
   Other current liabilities                                                               322,800              251,800
                                                                                      ------------         ------------
         Total current liabilities                                                       5,413,300            5,845,100

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,518,090 shares and 5,441,640 shares; Outstanding
     3,939,477 shares and 3,827,620 shares)                                              1,103,600            1,088,300
   Capital in excess of par value                                                        4,912,100            4,619,400
   Retained earnings                                                                    11,647,600           11,455,700
                                                                                      ------------         ------------
                                                                                        17,663,300           17,163,400
   Less treasury shares, at cost                                                        (5,464,200)          (5,446,800)
                                                                                      ------------         ------------
                                                                                        12,199,100           11,716,600
                                                                                      ------------         ------------

                                                                                      $ 17,612,400         $ 17,561,700
                                                                                      ============         ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF EARNINGS (UNAUDITED)

                                        Three Months Ended May 31
                                      -------------------------------
                                         2003                 2002
                                      -----------         -----------
GROSS SALES                           $ 9,761,200         $ 9,138,500
   Less discounts & allowances         (2,836,400)         (3,006,200)
                                      -----------         -----------
     Net sales                          6,924,800           6,132,300
COST OF SALES                           2,582,300           2,445,100
                                      -----------         -----------
     Gross margin                       4,342,500           3,687,200
                                      -----------         -----------
OPERATING EXPENSES:
   Operating & selling                  1,554,400           1,306,000
   Sales commissions                    1,763,600           1,437,300
   General & administrative               430,800             375,200
   Interest                                   100                 600
                                      -----------         -----------
                                        3,748,900           3,119,100
                                      -----------         -----------
OTHER INCOME                              344,800             315,200
                                      -----------         -----------

EARNINGS BEFORE INCOME TAXES              938,400             883,300

INCOME TAXES                              352,500             335,600
                                      -----------         -----------

NET EARNINGS                          $   585,900         $   547,700
                                      ===========         ===========

BASIC AND DILUTED EARNINGS
   PER SHARE:
     Basic                            $       .15         $       .14
                                      ===========         ===========
     Diluted                          $       .14         $       .13
                                      ===========         ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT
   SHARES OUTSTANDING:
     Basic                              3,879,605           3,837,875
                                      ===========         ===========
     Diluted                            4,253,020           4,157,200
                                      ===========         ===========

DIVIDENDS DECLARED PER
   COMMON SHARE                       $       .10         $       .06
                                      ===========         ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                  Common Stock
                           (par value $.20 per share)                                         Treasury Stock
                           --------------------------                                     -----------------------
                                   Number of                  Capital in                    Number
                                     Shares                   Excess of       Retained       of                       Shareholders'
                                     Issued       Amount      Par Value       Earnings      Shares       Amount           Equity
                                  -----------   ----------   ------------   ------------  ----------   -----------    -------------
BALANCE, MAR. 1, 2003               5,441,640   $1,088,300   $  4,619,400   $ 11,455,700   1,614,020   $(5,446,800)   $ 11,716,600

Purchases of treasury
   stock                                   --           --             --             --      22,350      (214,400)       (214,400)
Sales of treasury stock                    --           --        191,500             --     (57,757)      197,000         388,500
Exercise of options at
   $4.00/share                          1,750          400          6,700             --          --            --           7,100
Exercise of options at
   $3.00/share                          3,200          600          9,000             --          --            --           9,600
Exercise of options at
   $1.50/share                         11,500        2,300         15,000             --          --            --          17,300
Exercise of options at
   $1.375/share                        60,000       12,000         70,500             --          --            --          82,500
Dividends declared ($0.10/share)           --           --             --       (394,000)         --            --        (394,000)
Net earnings                               --           --             --        585,900          --            --         585,900
                                  -----------   ----------   ------------   ------------  ----------   -----------    ------------
BALANCE, MAY 31, 2003               5,518,090   $1,103,600   $  4,912,100   $ 11,647,600   1,578,613   $(5,464,200)   $ 12,199,100
                                  ===========   ==========   ============   ============  ==========   ===========    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended May 31
                                                               -----------------------------
                                                                  2003              2002
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                           $  (930,100)      $  (872,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (17,200)           (9,100)
                                                               -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                     230,000           892,000
   Payments under revolving credit agreement                      (230,000)         (892,000)
   Cash received from exercise of stock options                    116,500            56,600
   Cash received from sales of treasury stock                      388,500            73,700
   Cash paid to acquire treasury stock                            (214,400)         (113,300)
                                                               -----------       -----------

     Net cash provided by financing activities                     290,600            17,000
                                                               -----------       -----------

Net Decrease in Cash and Cash Equivalents                         (656,700)         (865,000)
Cash and Cash Equivalents, Beginning of Period                   1,433,000           906,900
                                                               -----------       -----------
Cash and Cash Equivalents, End of Period                       $   776,300       $    41,900
                                                               ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                      $        --       $        --
                                                               ===========       ===========
   Cash paid for income taxes                                  $   132,000       $    65,000
                                                               ===========       ===========

Supplemental Disclosure of Non Cash Operating Activities:
   Dividends declared                                          $   394,000       $   230,400
                                                               ===========       ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION


NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31, 2003 and 2002, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months ended May 31, 2003 and 2002, respectively, are not necessarily indicative of the results to be expected at year-end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2003.

Note 2 - Effective June 30, 2003 the Company signed a Fourth Amendment to the Credit and Security Agreement with State Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2004. This note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (4% at May 31, 2003). The note is collateralized by substantially all the assets of the Company. At May 31, 2003, the Company had no borrowings outstanding.

Note 3 - Inventories consist of the following:

                                May 31, 2003     February 28, 2003
                                ------------     -----------------
Current:
  Book Inventory                $ 11,572,400       $ 11,460,100
  Reserve for Obsolescence           (46,400)           (46,400)
                                ------------       ------------

Inventories net - current       $ 11,526,000       $ 11,413,700
                                ============       ============

Noncurrent:
  Book Inventory                $    634,800       $    511,500
  Reserve for Obsolescence          (175,600)          (169,600)
                                ------------       ------------

Inventories - noncurrent        $    459,200       $    341,900
                                ============       ============

                The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in noncurrent inventory.

                A significant portion of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $2.7 million and $1.5 million for the quarters ended May 31, 2003 and 2002, respectively. Total inventory purchases from all suppliers were approximately $3.2 million and $2.2 million for the quarters ended May 31, 2003 and 2002, respectively.

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

                                             Three Months Ended May 31,
                                             --------------------------
                                                2003            2002
                                             ----------      ----------
Net Earnings                                 $  585,900      $  547,700
                                             ==========      ==========

Basic EPS:
    Weighted Average Shares Outstanding       3,879,605       3,837,875
                                             ==========      ==========
    Basic EPS                                $      .15      $      .14
                                             ==========      ==========

Diluted EPS:
    Weighted Average Shares Outstanding       3,879,605       3,837,875
    Assumed Exercise of Options                 373,415         319,325
                                             ----------      ----------
Shares Applicable to Diluted Earnings         4,253,020       4,157,200
                                             ==========      ==========
Diluted EPS                                  $      .14      $      .13
                                             ==========      ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,809,622 shares of the Company's common stock at a total cost of $6,264,100 have been acquired. The Board of Directors has authorized purchasing up to 2,000,000 shares as market conditions warrant.

Note 5 - The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

                                                       Three Months Ended May 31,
                                                 ------------------------------------
                                                       2003                 2002
                                                 ---------------      ---------------
Net earnings - as reported                       $       585,900      $       547,700
Deduct:  Total stock-based compensation
  expense determined under fair value based
  method for all awards, net of related
  tax effects                                                 --                   --
                                                 ---------------      ---------------

Net earnings - pro forma                         $       585,900      $       547,700
                                                 ===============      ===============

Earnings per share - as reported:
  Basic                                          $           .15      $           .14
                                                 ===============      ===============
  Diluted                                        $           .14      $           .13
                                                 ===============      ===============

Earnings per share - pro forma:
  Basic                                          $           .15      $           .14
                                                 ===============      ===============
  Diluted                                        $           .14      $           .13
                                                 ===============      ===============

Note 6- Other income includes revenue generated by freight costs invoiced to customers of $338,200 for the quarter ended May 31, 2003 and $308,800 for the quarter ended May 31, 2002. Freight costs and handling costs incurred are included in operating & selling expenses and were $445,100 for the quarter ended May 31, 2003 and $369,800 for the quarter ended May 31, 2002.

Note 7 - The Company has two reportable segments: Publishing and Usborne Books at Home ("UBAH"). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs.

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

Information by industry segment for the three months ended May 31, 2003 and 2002 is set forth below:

                                                                           Unallocated
                                                                             Corporate
                                            Publishing        UBAH           Expenses          Total
                                            ----------      ----------     -----------       ----------
THREE MONTHS ENDED MAY 31, 2003

     Net sales from external customers      $1,974,000      $4,950,800      $       --       $6,924,800
     Earnings before income taxes              701,700       1,083,700        (847,000)         938,400
THREE MONTHS ENDED MAY 31, 2002

     Net sales from external customers      $2,175,900      $3,956,400      $       --       $6,132,300
     Earnings before income taxes              790,400         849,300        (756,400)         883,300


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

FINANCIAL CONDITION

Working capital at May 31, 2003 was $9,776,900 compared with $9,373,800 at the end of fiscal year 2003. Accounts receivable increased 24.1% during the first quarter ended May 31, 2003. The Publishing Division offered extended payment terms during the first quarter ended May 31, 2003, which led to the increase in accounts receivable. Inventory levels increased 2% during the first quarter ended May 31, 2003. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 20.7% during the first quarter ended May 31, 2003. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases of inventory and the payment terms offered by various suppliers affect the levels of accounts payable. Cash generated by increased sales in the Home Business Division enabled the Company to conclude the first quarter ended May 31, 2003 with no short-term bank debt.

Cash flows from operating activities was negative for the three months ended May 31, 2003. Contributing to this was a decline in accounts payable as the Company paid its principal supplier for inventory received in the previous quarter. Also affecting cash flow was an increase in accounts receivable, an increase in income taxes payable and an increase in inventories.

Capital expenditures for the quarter ended May 31, 2003 were $17,200, an increase of 89.0% over capital expenditures of $9,100 for the same period a year ago, and is attributable primarily to leasehold improvements to the Company's warehouse facilities.

The Company believes that its cash on hand and the available line of credit (see note 2) is sufficient to meet its cash requirements.

Pre-tax margins were 13.6% for the first quarter ended May 31, 2003, compared with 14.4% for the first quarter ended May 31, 2002. Increased sales commissions in the Home Business Division, the result of increased sales, contributed to the decline in pre-tax margins.

EDUCATIONAL DEVELOPMENT CORPORATION


RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division increased 25.1% to $4,950,800 for the first quarter ended May 31, 2003 when compared with $3,956,400 for the first quarter ended May 31, 2002. The Company attributes this to an increase in new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills seminars for the supervisors. Management believes that the Home Business Division will continue to grow.

Net sales from the Publishing Division were $1,974,000 for the first quarter ended May 31, 2003, a decrease of 9.3% over net sales of $2,175,900 for the first quarter a year ago. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approaches $876 million annually, down 1.3% from the previous year. The Publishing Division's annual sales are approximately 0.9% of industry sales. The major retail chains continue to suffer lower sales because of the slump in our national economy. This resulted in an 31.0% decline in the Publishing Division's sales to these chains during the first quarter ended May 31, 2003. Sales to national chains continue to be of major importance to the Publishing Division. To insure that the Company remains competitive in selling to the major chains, the Company plans to continue to actively target the national chains through cooperative advertising, joint promotional efforts and institutional advertising in trade publications. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. We feel that we have an edge in the competitive factors of product quality, price and deliverability. Management believes the Company can improve its market share.

Cost of Sales - The Company's cost of sales for the three months ended May 31, 2003 was $2,582,300, an increase of 5.6% over the cost of sales of $2,445,100 for the three months ended May 31, 2002. Cost of sales expressed as a percentage of gross sales was 26.5% for the three months ended May 31, 2003 and 26.8% for the same three month period a year ago. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating Expenses - Operating and selling expenses increased 19.0% to $1,554,400 for the first quarter ended May 31, 2003 when compared with $1,306,000 for the first quarter ended May 31, 2002. As a percentage of gross sales, these expenses were 15.9% for the first quarter ended May 31, 2003 and 14.3% for the first quarter ended May 31, 2002. Contributing to the increased operating and selling costs were increased credit card fees, higher freight costs, increased payroll costs and increased marketing costs. These increased costs are attributed to the overall increase in sales in the first quarter of fiscal year 2004 when compared with the first quarter of fiscal year 2003.

Sales commissions for the three months ended May 31, 2003 were $1,763,600, an increase of 22.7% over sales commissions of $1,437,300 for the three months ended May 31, 2002. When expressed as a percentage of gross sales, sales commissions were 18.1% for the three months ended May 31, 2003 and 15.7% for the three months ended May 31, 2002. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Commission expense in the Publishing Division was down 18.0% due to lower sales while commission expense increased 23.6% in the Home Business Division, the result of increased sales.

General and administrative expenses for the three months ended May 31, 2003 were $430,800 compared to $375,200 for the same period a year ago, an increase of 14.8%. General and administrative expenses expressed as a percentage of gross sales were 4.4% and 4.1% respectively for the three months ended May 31, 2003 and 2002. An increase in payroll costs, attributed to adding employees and general salaries increases, contributed to the increase in general and administrative expenses.

Interest expense was $100 for the first quarter ended May 31, 2003 compared with $600 for the first quarter a year ago. Lower interest rates and minimal borrowings during the first quarter ended May 31, 2003 contributed to the lower interest expense.

Other income was $344,800 for the first quarter ended May 31, 2003 compared with $315,200 for the same period a year ago, an increase of 9.4%. An increase in freight costs billed customers contributed to the increase in other income.

EDUCATIONAL DEVELOPMENT CORPORATION


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

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements," have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company's sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of May 31, 2003 and May 31, 2002. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $92,800 and $83,400 as of May 31, 2003 and May 31, 2002, respectively

Inventory

Management continually estimates and calculates the amount of noncurrent inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $634,800 and $717,200 at May 31, 2003 and May 31, 2002, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management's identification of obsolete inventory on hand at May 31, 2003 and May 31, 2002. Management has estimated reserves for both current and noncurrent inventory of $222,000 and $189,000 as of May 31, 2003 and 2002, respectively.

Deferred Tax Assets

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

Item 4 - CONTROLS AND PROCEDURES

Within the 90-day period prior to filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934)was performed. Based upon this evaluation, the CEO and CFO have concluded that the design and operation of these disclosure controls and procedures were effective.

Subsequent to this evaluation on June 11, 2003 through the date of this filing on Form 10-Q for the quarterly period ended May 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


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


                       EDUCATIONAL DEVELOPMENT CORPORATION
                                  (Registrant)



                                        By /s/ Randall W. White
                                           -------------------------------------
                                           Randall W. White
                                           President



Date:   July 9, 2003
     -------------------


Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall W. White, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   July 9, 2003                    By /s/ Randall W. White
      -------------------                  -------------------------------------
                                           Randall W. White
                                           President and Chief Executive Officer


In connection with the Quarterly Report of Educational Development Corporation (the "Company") on Form 10-Q for the period ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Curtis Fossett, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   July 9, 2003                    By /s/ W. Curtis Fossett
      -------------------                  -------------------------------------
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


Date:   July 9, 2003                   By /s/ Randall W. White
      -------------------                 --------------------------------------
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


Date:   July 9, 2003                        By /s/ W. Curtis Fossett
      -------------------                      ---------------------------------
                                               W. Curtis Fossett
                                               Chief Financial Officer