Form 10-Q
period 2003-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2003-10-14
CIK 31667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2003.

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

                          Yes [X]              No [ ]

         As of August 31, 2003 there were 3,955,019 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS

                                                        August 31, 2003     February 28, 2003
                                                        ---------------     -----------------
                                                          (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $    401,300         $  1,433,000
   Accounts receivable - (less
     allowances for doubtful accounts
     and sales returns: 8/31/03 - $198,600
     2/28/03 - $190,000)                                    2,704,300            2,137,400
   Inventories - Net                                       13,003,600           11,413,700
   Prepaid expenses and other assets                          103,600              162,700
   Income taxes receivable                                     15,200                   --
   Deferred income taxes                                       43,700               72,100
                                                         ------------         ------------
         Total current assets                              16,271,700           15,218,900

INVENTORIES - Net                                             444,700              341,900

PROPERTY AND EQUIPMENT
     at cost (less accumulated depreciation:
     08/31/03 - $1,625,800; 2/28/03 - $1,559,500)           1,925,000            1,941,200

DEFERRED INCOME TAXES                                          39,100               59,700
                                                         ------------         ------------

                                                         $ 18,680,500         $ 17,561,700
                                                         ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                  $    483,000         $         --
   Accounts payable                                         4,573,600            4,997,300
   Accrued salaries and commissions                           455,300              435,700
   Income taxes                                                    --              160,300
   Other current liabilities                                  307,000              251,800
                                                         ------------         ------------
         Total current liabilities                          5,818,900            5,845,100

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
   Common Stock, $.20 par value (Authorized
     8,000,000 shares; Issued 5,521,340
     shares and 5,441,640 shares; Outstanding
     3,955,019 shares and 3,827,620 shares)                 1,104,300            1,088,300
   Capital in excess of par value                           5,007,600            4,619,400
   Retained earnings                                       12,182,000           11,455,700
                                                         ------------         ------------
                                                           18,293,900           17,163,400
   Less treasury shares, at cost                           (5,432,300)          (5,446,800)
                                                         ------------         ------------
                                                           12,861,600           11,716,600
                                                         ------------         ------------

                                                         $ 18,680,500         $ 17,561,700
                                                         ============         ============

See notes to financial statements

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                   Three Months Ended August 31,         Six Months Ended August 31,
                                       2003              2002              2003              2002
                                   ------------      ------------      ------------      ------------
GROSS SALES                        $  9,716,400      $  8,728,300      $ 19,477,600      $ 17,866,800
   Less discounts & allowances       (3,202,800)       (3,126,200)       (6,039,200)       (6,132,400)
                                   ------------      ------------      ------------      ------------
     Net sales                        6,513,600         5,602,100        13,438,400        11,734,400
Transportation revenue                  380,900           298,600           719,100           607,400
                                   ------------      ------------      ------------      ------------
     Total revenue                    6,894,500         5,900,700        14,157,500        12,341,800
COST OF SALES                         2,560,000         2,297,900         5,142,300         4,743,000
                                   ------------      ------------      ------------      ------------
     Gross margin                     4,334,500         3,602,800         9,015,200         7,598,800
                                   ------------      ------------      ------------      ------------
OPERATING EXPENSES:
   Operating & selling                1,441,700         1,212,800         2,996,100         2,518,800
   Sales commissions                  1,596,400         1,274,700         3,360,000         2,712,000
   General & administrative             440,200           400,700           871,000           775,900
   Interest                               2,700               300             2,800               900
                                   ------------      ------------      ------------      ------------
                                      3,481,000         2,888,500         7,229,900         6,007,600
                                   ------------      ------------      ------------      ------------

OTHER INCOME                              7,900            15,400            14,500            21,800
                                   ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES            861,400           729,700         1,799,800         1,613,000

INCOME TAXES                            327,000           275,700           679,500           611,300
                                   ------------      ------------      ------------      ------------

NET EARNINGS                       $    534,400      $    454,000      $  1,120,300      $  1,001,700
                                   ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
   PER SHARE:
   Basic                           $       0.14      $       0.12      $       0.29      $       0.26
                                   ============      ============      ============      ============
   Diluted                         $       0.12      $       0.11      $       0.26      $       0.24
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
   COMMON AND EQUIVALENT
   SHARES OUTSTANDING:
     Basic                            3,946,866         3,834,772         3,913,235         3,836,324
                                   ============      ============      ============      ============
     Diluted                          4,301,033         4,144,683         4,277,027         4,150,941
                                   ============      ============      ============      ============

DIVIDENDS DECLARED PER
   COMMON SHARE                    $         --      $         --      $       0.10      $       0.06
                                   ============      ============      ============      ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                             Common Stock
                        (par value $.20 per share)                                         Treasury Stock
                         ------------------------                                     ------------------------
                               Number of                Capital in                     Number
                                Shares                  Excess of      Retained          of                       Shareholders'
                                Issued       Amount     Par Value      Earnings        Shares         Amount        Equity
                               ---------   ----------   ----------   ------------     ---------    -----------    ------------
BALANCE, MAR. 1, 2003          5,441,640   $1,088,300   $4,619,400   $ 11,455,700     1,614,020    $(5,446,800)   $ 11,716,600

Purchases of treasury
   stock                              --           --           --             --        23,600       (229,400)       (229,400)

Sales of treasury stock               --           --      275,600             --       (71,299)       243,900         519,500

Exercise of options at
   $4.00/share                     4,000          800       15,200             --            --             --          16,000

Exercise of options at
   $3.125/share                    1,000          200        2,900             --            --             --           3,100

Exercise of options at
   $3.00/share                     3,200          700        9,000             --            --             --           9,700

Exercise of options at
   $1.50/share                    11,500        2,300       15,000             --            --             --          17,300

Exercise of options at
   $1.375/share                   60,000       12,000       70,500             --            --             --          82,500

Dividends paid ($0.10/share)          --           --           --       (394,000)           --             --        (394,000)

Net earnings                          --           --           --      1,120,300            --             --       1,120,300
                               ---------   ----------   ----------   ------------     ---------    -----------    ------------
BALANCE, AUG 31, 2003          5,521,340   $1,104,300   $5,007,600   $ 12,182,000     1,566,321    $(5,432,300)   $ 12,861,600
                               =========   ==========   ==========   ============     =========    ===========    ============

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended August 31
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                       $(1,489,400)   $   (11,900)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (50,000)      (126,200)
                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement               2,515,000      1,317,000
   Payments under revolving credit agreement                (2,032,000)    (1,317,000)
   Cash received from exercise of stock options                128,600         56,600
   Cash received from sales of treasury stock                  519,500         73,700
   Cash paid to acquire treasury stock                        (229,400)      (197,700)
   Dividends paid                                             (394,000)      (230,100)
                                                           -----------    -----------

     Net cash provided by (used in) financing activities       507,700       (297,500)
                                                           -----------    -----------

Net Decrease in Cash and Cash Equivalents                   (1,031,700)      (435,600)
Cash and Cash Equivalents, Beginning of Period               1,433,000        906,900
                                                           -----------    -----------
Cash and Cash Equivalents, End of Period                   $   401,300    $   471,300
                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                  $     1,000    $       700
                                                           ===========    ===========
   Cash paid for income taxes                              $   806,000    $   705,000
                                                           ===========    ===========

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months ended August 31, 2003 and 2002, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and six months ended August 31, 2003 and 2002, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company's Annual Report to Shareholders for the Fiscal Year ended February 28, 2003.

Note 2 - Effective June 30, 2003 the Company signed a Fourth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2004. This note bears interest, payable monthly, at the Wall Street Journal prime floating rate minus 0.25% (3.75% at August 31, 2003). The note is collateralized by substantially all the assets of the Company. Available credit under the loan was $3,017,000 at August 31, 2003.

Note 3 - Inventories consist of the following:

                              August 31, 2003  February 28, 2003
                              ---------------  -----------------
Current:
  Book Inventory               $ 13,033,400      $ 11,460,100
  Reserve for Obsolescence          (29,800)          (46,400)
                               ------------      ------------

Inventories net - current      $ 13,003,600      $ 11,413,700
                               ============      ============

Non-current:
  Book Inventory               $    626,300      $    511,500
  Reserve for Obsolescence         (181,600)         (169,600)
                               ------------      ------------

Inventories - non-current      $    444,700      $    341,900
                               ============      ============

                  The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. These amounts are included in non-current inventory.

                  Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $6.5 million and $4.4 million for the six months ended August 31, 2003 and 2002, respectively. Total inventory purchases from all suppliers were approximately $7.8 million and $5.6 million for the six months ended August 31, 2003 and 2002, respectively.

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

                                            Three Months Ended August 31,    Six Months Ended August 31,
                                                 2003           2002             2003           2002
                                              ----------     ----------       ----------     ----------
Net Earnings                                  $  534,400     $  454,000       $1,120,300     $1,001,700
                                              ==========     ==========       ==========     ==========

Basic EPS:
      Weighted Average Shares Outstanding      3,946,866      3,834,772        3,913,235      3,836,324
                                              ==========     ==========       ==========     ==========
Basic EPS                                     $     0.14     $     0.12       $     0.29     $     0.26
                                              ==========     ==========       ==========     ==========

Diluted EPS:
     Weighted Average Shares Outstanding       3,946,866      3,834,772        3,913,235      3,836,324
     Assumed Exercise of Options                 354,167        309,911          363,792        314,617
                                              ----------     ----------       ----------     ----------
Shares Applicable to Diluted Earnings          4,301,033      4,144,683        4,277,027      4,150,941
                                              ==========     ==========       ==========     ==========
Diluted EPS                                   $     0.12     $     0.11       $     0.26     $     0.24
                                              ==========     ==========       ==========     ==========

Since March 1, 1998, when the Company began its stock repurchase program, 1,810,872 shares of the Company's common stock at a total cost of $6,279,063 have been acquired. The Board of Directors previously authorized purchasing up to 2,000,000 shares as market conditions warrant.

Note 5 - The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted in the three-month period or six-month period ended August 31, 2003 and 2002.

Note 6 -- Freight costs and handling costs incurred are included in operating & selling expenses and were $469,100 and $914,200, respectively, for the three months and six months ended August 31, 2003 and $374,500 and $744,300, respectively, for the three months and six months ended August 31, 2002.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Information by industry segment for the three months and six months ended August 31, 2003 and 2002 is set forth below:

                                                                         Unallocated
                                                                          Corporate
                                           Publishing        UBAH         Expenses           Total
                                           ----------     ----------     -----------      -----------
SIX MONTHS ENDED AUGUST 31, 2003

     Net sales from external customers     $4,130,400     $9,308,000     $        --      $13,438,400
     Earnings before income taxes           1,428,800      2,089,600      (1,718,600)       1,799,800

THREE MONTHS ENDED AUGUST 31, 2003

     Net sales from external customers     $2,156,400     $4,357,200     $        --      $ 6,513,600
     Earnings before income taxes             727,100      1,005,900        (871,600)         861,400

SIX MONTHS ENDED AUGUST 31, 2002

     Net sales from external customers     $4,405,700     $7,328,700     $        --      $11,734,400
     Earnings before income taxes           1,542,700      1,608,100      (1,537,800)       1,613,000

THREE MONTHS ENDED AUGUST 31, 2002

     Net sales from external customers     $2,229,800     $3,372,300     $        --      $ 5,602,100
     Earnings before income taxes             752,300        758,800        (781,400)         729,700

Note 8-The Company signed a contract on September 25, 2003 to construct a 20,000 square foot addition to its Tulsa facility. This addition will cost approximately $582,000 and will provide additional warehouse storage space.

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

FINANCIAL CONDITION

Working capital at August 31, 2003 was $10,452,800 compared with $9,373,800 at the end of fiscal year 2003. Accounts receivable increased 24.7% during the first six months of fiscal year 2004. The Company's "fall special" began during the second quarter and contributed to the increase in accounts receivable. This "fall special" offered extended payment terms of 90 days or a December 15 due date, depending upon the size of the order. Inventory levels increased 14.1% over inventory at fiscal year end 2003. The level of inventory will fluctuate depending upon sales, the quantity of new titles purchased and the timing of shipments from the Company's principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 8.5% during the first six months of fiscal year 2004. A major component of accounts payable is the amount due to the Company's principal supplier. Increases and decreases in inventory levels as well as the timing of the purchases and the payment terms offered by various suppliers affect the levels of accounts payable. The Company made a large cash payment to its principal supplier during the last month of the 2nd quarter and correspondingly concluded the quarter with short-term bank debt of $483,000.

The Company paid a cash dividend of $0.10 per share on June 11, 2003.

Cash flows used in operating activities was $1,489,400 for the six months ended August 31, 2003. Contributing to this was a decline in accounts payable as the Company paid its principal supplier for inventory received in the previous quarter. Also affecting cash flow was an increase in accounts receivable, an increase in inventories and a decrease in income taxes payable.

EDUCATIONAL DEVELOPMENT CORPORATION

Capital expenditures for the six months ended August 31, 2003 were $50,000, a decrease of 60.4% from capital expenditures of $126,200 for the same period a year ago. Capital expenditures in the current six months were primarily for improvements to the Company's warehouse facilities.

The Company believes that its cash on hand and the available line of credit (see note 2) is sufficient to meet its foreseeable cash requirements.

RESULTS OF OPERATIONS

Revenues - Net sales from the Home Business Division were $9,308,000 for the six months ended August 31, 2003 compared with $7,328,700 for the six months ended August 31, 2002, an increase of 27.0%. Net sales for the three-month period ending August 31, 2003 were $4,357,200, an increase of 29.2% over net sales of $3,372,300 for the same three-month period last year. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for the supervisors. Management believes that the Home Business Division will continue to grow.

Net sales in the Publishing Division were $4,130,400 for the six months ended August 31, 2003 compared with net sales of $4,405,700 for the six months ended August 31, 2002, an decrease of 6.2%. Net sales for the three months ended August 31, 2003 were $2,156,400, an decrease of 3.3% over net sales of $2,229,800 for the same three month period last year. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approaches $876 million annually, down 1.3% from the previous year. The Publishing Division's annual sales are approximately 0.9% of industry sales. The major retail chains continue to suffer lower sales because of the slump in our national economy. This resulted in a 20.4% decline in the Publishing Division's sales to these chains during the six months ended August 31, 2003. Sales to national chains continue to be of major importance to the Publishing Division. To insure that the Company remains competitive in selling to the major chains, the Company plans to continue to actively target the national chains through cooperative advertising, joint promotional efforts and institutional advertising in trade publications. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. We feel that we have an edge in the competitive factors of product quality, price and deliverability.

Transportation revenues were $719,100 for the six months ended August 31, 2003, an increase of 18.4% over transportation revenues of $607,400 for the six months ended August 31, 2002. Transportation revenues for the three months ended August 31, 2003 were $380,900 and for the three months ended August 31, 2002 were $298,600, an increase of 27.6%. These increases in transportation revenue were the result of increases in sales. The related freight costs are included in operating expense. Freight costs were $914,200 for the six months ended August 31, 2003 and $744,300 for the six months ended August 31, 2002, an increase of 22.8%. Freight costs for the three months ended August 31, 2003 were $469,100 compared to $374,500 for the three months ended August 31, 2002., an increase of 25.3%. These increases in freight costs were the result of increases in sales.

Cost of Sales - The Company's cost of sales for the six months ended August 31, 2003 was $5,142,300, an increase of 8.4% over cost of sales of $4,743,000 for the six months ended August 31, 2002. Cost of sales expressed as a percentage of gross sales was 26.4% for the six months ended August 31, 2003 and 26.5% for the same six month period a year ago. Cost of sales for the three months ended August 31, 2003 was $2,560,000 compared with $2,297,900 for the three months ended August 31, 2002, an increase of 11.4%. Cost of sales expressed as a percentage of gross sales were 26.3% and 26.3% for the three month periods ending August 31, 2003 and 2002, respectively. Cost of sales as a percentage of gross sales will fluctuate primarily depending upon the product mix sold.

Operating Expenses - Operating and selling expenses increased 18.9% to $2,996,100 for the six months ended August 31, 2003 when compared with $2,518,800 for the six months ended August 31, 2002. Expressed as a percentage of gross sales, operating and selling expenses were 15.4% for the six months ended August 31, 2003 and 14.1% for the same six month period last year. Operating and selling expenses for the three months ended August 31, 2003 and 2002 were $1,441,700 and $1,212,800, respectively, an increase of 18.9%. These costs expressed as a percentage of gross sales were 14.8% for the three months ended August 31, 2003 and 13.9% for the three months ended August 31, 2002. Contributing to the increased operating and selling costs were increased credit card fees, higher freight costs, increased payroll costs and increased marketing costs. These increased costs are attributed to the overall increase in sales in the first six months of fiscal year 2004 when compared with the first six months of fiscal year 2003.

EDUCATIONAL DEVELOPMENT CORPORATION

Sales commissions for the six months ended August 31, 2003 were $3,360,000, an increase of 23.9% over sales commission of $2,712,000 for the six months ended August 31, 2002. These expenses expressed as a percentage of gross sales were 17.3% for the six months ended August 31, 2003 and 15.2% for the six months ended August 31, 2002. Sales commissions for the three months ended August 31, 2003 and 2002 were $1,596,400 and $1,274,700, respectively, an increase of 25.2%. Sales commissions expressed as a percentage of gross sales were 16.4% for the three months ended August 31, 2003 and 14.6% for the three months ended August 31, 2002. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions in the Home Business Division increased 25.3% and 24.4% for the three months and six months ended August 31, 2003, the result of increased sales in that division. Although sales in the Publishing Division decreased in both the three-month period and six-month period ended August 31, 2003, sales commissions in the Publishing Division increased 21.0% and 0.7% for the three months and six months ended August 31, 2003. This was the result of increased sales from the Company's outside sales representatives.

General and administrative expenses for the six months ended August 31, 2003 were $871,000, an increase of 12.3% over $775,900 for the same six month period last year. These expenses expressed as a percentage of gross sales were 4.5% for the six months ended August 31, 2003 and 4.3% for the six months ended August 31, 2002. General and administrative expenses for the three months ended August 31, 2003 were $440,200 versus $400,700 for the same three months last year, an increase of 9.9%. These costs expressed as a percentage of gross sales were 4.5% and 4.6% for the three months ended August 31, 2003 and 2002, respectively. Contributing to the increases in general and administrative expenses were increases in payroll costs and public relation costs.

Interest expense was $2,800 and $2,700, respectively, for the six months and three months ended August 31, 2003 compared to $900 and $300, respectively, for the six months and three months ended August 31, 2002. Increased borrowings offset by lower interest costs contributed to the increase in interest expense.

Pre-tax margins were 13.2% and 13.4% for the three months and six months ended August 31, 2003, respectively, compared with 13.0% and 13.7% for the same comparable periods last year.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company's significant accounting policies are described in the notes accompanying the financial statements included in the Company's annual report filed on Form 10-K. However, the Company considers the following accounting policies to be significant and more dependent on the use of estimates and assumptions

Revenue Recognition

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements," have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company's sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of August 31, 2003 and February 28, 2003. The reserve for sales returns is estimated by management using historical sales returns data.

EDUCATIONAL DEVELOPMENT CORPORATION

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $97,600 and $89,000 as of August 31, 2003 and February 28, 2003, respectively

Inventory

Management continually estimates and calculates the amount of noncurrent inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company's primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $444,700 and $511,500 at August 31, 2003 and February 28,2003, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management's identification of obsolete inventory on hand at August 31, 2003 and February 28,2003. Management has estimated reserves for both current and noncurrent inventory of $211,400 and $216,000 as of August 31, 2003 and February 28,2003, respectively.

Deferred Tax Assets

The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

Long-lived Assets

In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related long-lived asset exceeds its fair value, an impairment loss is recorded. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk.

Item 4. - CONTROLS AND PROCEDURES

Within the 90-day period prior to filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based upon this evaluation, the CEO and CFO have concluded that the design and operation of these disclosure controls and procedures were effective.

Subsequent to this evaluation on September 18, 2003 through the date of this filing on Form 10-Q for the quarterly period ended August 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

EDUCATIONAL DEVELOPMENT CORPORATION

Item 5 - OTHER INFORMATION

           None

PART II  OTHER INFORMATION

Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2 Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1 Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2 Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

(b) Reports on Form 8-K

A Form 8-K was filed on June 18, 2003 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the first quarter of fiscal year 2003. The press release contained the following financial information for the three months ended May 31, 2003 and May 31, 2002: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.

A Form 8-K was filed on August 4, 2003 to submit to the Securities and Exchange Commission a press release announcing record July 2003 sales.


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


                                       EDUCATIONAL DEVELOPMENT CORPORATION
                                                  (Registrant)



                                            By /s/ Randall W. White
                                               ---------------------------------
                                               Randall W. White
                                               President

EDUCATIONAL DEVELOPMENT CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                       Description

31.1 Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2 Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1 Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2 Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 14, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.