Form 10-Q
period 2003-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2004-01-13
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-4957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0750007 (I.R.S. Employer Identification No.)

10302 East 55th Place, Tulsa Oklahoma 74146-6515
(Address of principal executive offices)

Registrant’s telephone number: (918) 622-4522

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

     As of November 30, 2003 there were 3,970,654 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS

	November 30, 2003
	(unaudited)	February 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$597,900	$1,433,000
Accounts receivable – (less allowances for doubtful accounts and returns: 11/30/03 - $203,600 2/28/03 - $190,000)	2,800,300	2,137,400
Inventories – Net	13,543,800	11,413,700
Prepaid expenses and other assets	74,300	162,700
Deferred income taxes	49,500	72,100

Total current assets	17,065,800	15,218,900
INVENTORIES — Net	419,400	341,900
PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation:
11/30/03 - $1,660,400; 2/28/03 - $1,559,500)	1,896,500	1,941,200
DEFERRED INCOME TAXES	59,700	59,700

	$19,441,400	$17,561,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,286,200	$4,997,300
Accrued salaries and commissions	722,500	435,700
Income taxes	249,500	160,300
Other current liabilities	472,000	251,800

Total current liabilities	5,730,200	5,845,100
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,525,340 and 5,441,640 shares; Outstanding 3,970,654 and 3,827,620 shares)	1,105,100	1,088,300
Capital in excess of par value	5,049,600	4,619,400
Retained earnings	13,053,100	11,455,700

	19,207,800	17,163,400
Less treasury shares, at cost	(5,496,600)	(5,446,800)

	13,711,200	11,716,600

	$19,441,400	$17,561,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,

	2003	2002	2003	2002

REVENUES:
Gross sales	$12,420,300	$10,555,600	$31,897,900	$28,422,400
Less discounts & allowances	(2,994,100)	(2,728,200)	(9,033,300)	(8,860,600)
Transportation revenue	550,500	461,800	1,269,600	1,069,200

Net revenues	9,976,700	8,289,200	24,134,200	20,631,000
COST OF SALES	3,274,200	2,802,200	8,416,500	7,545,200

Gross margin	6,702,500	5,487,000	15,717,700	13,085,800

OPERATING EXPENSES:
Operating & selling	2,016,000	1,624,000	5,012,100	4,142,800
Sales commissions	2,792,300	2,253,900	6,152,300	4,965,900
General & administrative	482,800	384,300	1,353,800	1,160,200
Interest	5,000	—	7,800	900

	5,296,100	4,262,200	12,526,000	10,269,800

OTHER INCOME	9,200	8,100	23,700	29,900

EARNINGS BEFORE INCOME TAXES	1,415,600	1,232,900	3,215,400	2,845,900
INCOME TAXES	544,500	468,000	1,224,000	1,079,300

NET EARNINGS	$871,100	$764,900	$1,991,400	$1,766,600

BASIC AND DILUTED EARNINGS
PER SHARE:
Basic	$0.22	$0.20	$0.51	$0.46

Diluted	$0.20	$0.18	$0.46	$0.43

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	3,974,715	3,836,345	3,933,728	3,836,331

Diluted	4,322,308	4,136,271	4,292,120	4,146,051

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.10	$0.06

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value
	$.20 per share)				Treasury Stock

	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE, MAR. 1, 2003	5,441,640	$1,088,300	$4,619,400	$11,455,700	1,614,020	$(5,446,800)	$11,716,600
Purchases of treasury stock	—	—	—	—	35,735	(376,300)	(376,300)
Sales of treasury stock	—	—	275,600	—	(95,069)	326,500	602,100
Stock option transactions, including tax benefit	83,700	16,800	154,600	—	—	—	171,400
Dividends paid ($0.10/share)	—	—	—	(394,000)	—	—	(394,000)
Net earnings	—	—	—	1,991,400	—	—	1,991,400

BALANCE, NOV. 30, 2003	5,525,340	$1,105,100	$5,049,600	$13,053,100	1,554,686	$(5,496,600)	$13,711,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES	$(782,200)	$1,652,700
CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(56,100)	(137,000)

Net cash used in investing activities	(56,100)	(137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	6,790,000	1,317,000
Payments under revolving credit agreement	(6,790,000)	(1,317,000)
Cash received from exercise of stock option	171,400	56,600
Cash received from sale of treasury stock	602,100	407,700
Cash paid to acquire treasury stock	(376,300)	(549,700)
Dividends paid	(394,000)	(230,100)

Net cash provided by (used in) financing activities	3,200	(315,500)

Net (Decrease) Increase in Cash and Cash Equivalents	(835,100)	1,200,200
Cash and Cash Equivalents, Beginning of Period	1,433,000	906,900

Cash and Cash Equivalents, End of Period	$597,900	$2,107,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,700	$900

Cash paid for income taxes	$1,081,500	$941,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — The information shown with respect to the three months and nine months ended November 30, 2003 and 2002, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and nine months ended November 30, 2003 and 2002, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2003.

Note 2 – Effective June 30, 2003 the Company signed a Fourth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit. This line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2004. This note bears interest, payable monthly, at the Wall Street Journal prime floating rate minus 0.25% (3.75% at November 30, 2003). The note is collateralized by substantially all the assets of the Company. Available credit under the loan was $3,500,000 at November 30, 2003.

Note 3 — Inventories consist of the following:

	November 30, 2003	February 28, 2003

Current:
Book Inventory	$13,573,900	$11,460,100
Reserve for Obsolescence	(30,100)	(46,400)

Inventories net – current	$13,543,800	$11,413,700

Non-current:
Book Inventory	$666,200	$511,500
Reserve for Obsolescence	(246,800)	(169,600)

Inventories – non-current	$419,400	$341,900

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.

Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $10.0 million and $7.2 million for the nine months ended November 30, 2003 and 2002, respectively. Total inventory purchases from all suppliers were approximately $12.3 million and $9.2 million for the nine months ended November 30, 2003 and 2002, respectively.

Note 4- Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.

	Three Months Ended November 30,		Nine Months Ended November 30,

	2003	2002	2003	2002

Net Earnings	$871,100	$764,900	$1,991,400	$1,766,600

Basic EPS:
Weighted Average Shares Outstanding	3,974,715	3,836,345	3,933,728	3,836,331

Basic EPS	$0.22	$0.20	$0.51	$0.46

Diluted EPS:
Weighted Average Shares Outstanding	3,974,715	3,836,345	3,933,728	3,836,331
Assumed Exercise of Options	347,593	299,926	358,392	309,720

Shares Applicable to Diluted Earnings	4,322,308	4,136,271	4,292,120	4,146,051

Diluted EPS	$0.20	$0.18	$0.46	$0.43

Since March 1, 1998, when the Company began its stock repurchase program, 1,823,007 shares of the Company’s common stock at a total cost of $6,425,883 have been acquired. The Board of Directors previously authorized purchasing up to 2,000,000 shares as market conditions warrant.

Note 5 – The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted in the three-month period or nine-month period ended November 30, 2003 and 2002.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $607,900 and $1,522,100, respectively, for the three months and nine months ended November 30, 2003 and $490,800 and $1,235,100, respectively, for the three months and nine months ended November 30, 2002.

Note 7 — The Company has two reportable segments: Publishing and Usborne Books at Home (“UBAH”). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs.

The accounting policies of the segments are the same as those of the Company. The Company evaluates segment performance based on operating profits of the segments which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, including interest and depreciation, and income taxes are not allocated to the segments. The Company’s assets are not allocated on a segment basis.

EDUCATIONAL DEVELOPMENT CORPORATION

Information by industry segment for the three months and nine months ended November 30, 2003 and 2002 is set forth below:

	Publishing	UBAH	Other	Total

Nine months Ended November 30, 2003
Net revenues from external customers	$5,919,900	$18,214,300	$—	24,134,200
Earnings before income taxes	$2,047,900	$3,868,000	$(2,700,500)	$3,215,400
Three Months Ended November 30, 2003
Net revenues from external customers	$1,776,400	$8,200,300	$—	$9,976,700
Earnings before income taxes	$619,100	$1,778,400	$(981,900)	$1,415,600
Nine Months Ended November 30, 2002
Net revenues from external customers	$6,054,000	$14,577,000	$—	$20,631,000
Earnings before income taxes	$2,112,400	$3,129,000	$(2,395,500)	$2,845,900
Three Months Ended November 30, 2002
Net revenues from external customers	$1,636,400	$6,652,800	$—	$8,289,200
Earnings before income taxes	$569,700	$1,520,900	$(857,700)	$1,232,900

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company’s business that may be beyond its control.

FINANCIAL CONDITION

Working capital at November 30, 2003 was $11,335,600 compared with $9,373,800 at the end of fiscal year 2003. Accounts receivable increased 29.1% during the first nine months of fiscal year 2004. The Company’s “fall special” began during the second quarter and contributed to the increase in accounts receivable. This “fall special” offered extended payment terms of 90 days or a December 15 due date, depending upon the size of the order. Inventory levels increased 18.9% over inventory at fiscal year end 2003. Contributing to the increase in inventory was the addition of 168 new titles to the product line. The level of inventory will fluctuate depending upon sales and the timing of shipments from the Company’s principal supplier. The Company continuously monitors inventory to assure it has adequate supplies on hand to meet sales requirements. Accounts payable decreased 14.2% during the first nine months of fiscal year 2004. A major component of accounts payable is the amount due to the Company’s principal supplier. Increases and decreases in inventory levels as well as the timing of purchases of inventory and the payment terms offered by various suppliers affect the levels of accounts payable. Cash generated by increased sales in the Home Business Division enabled the Company to conclude the quarter ended November 30, 2003 with no short-term bank debt.

The Company paid a divided of $0.10 per share on June 11, 2003.

Cash flows used in operating activities was $782,200 for the nine months ended November 30, 2003. Cash flows provided by operating activities was $1,652,700 for the nine months ended November 30, 2002. Contributing to this was a decline in accounts payable as the Company paid its principal supplier for inventory received in the previous quarter. Also affecting cash flow were increases in accounts receivable, inventories, accrued salaries and commissions and income taxes payable.

Capital expenditures for the nine months ended November 30, 2003 were $56,100, a decrease of 59.1% from capital expenditures of $137,000 for the same period a year ago. Capital expenditures in the current nine months were primarily for improvements to the Company’s warehouse facilities.

EDUCATIONAL DEVELOPMENT CORPORATION

The Company believes that its cash on hand and the available line of credit (see note 2) is sufficient to meet its foreseeable cash requirements.

RESULTS OF OPERATIONS
Revenues — Net revenues from the Home Business Division were $18,214,300 for the nine months ended November 30, 2003 compared with $14,577,000 for the nine months ended November 30, 2002, an increase of 25.0%. Net revenues for the three-month period ending November 30, 2003 were $8,200,300, an increase of 23.3% over net sales of $6,652,800 for the same three month period last year. The Company attributes these increases to the addition of new sales consultants and the retention of existing sales consultants. The Company continues to offer new incentive programs, travel contests and regional seminars to help stimulate sales and recruiting. The Company also continues to offer its leadership skills program for supervisors. Management believes that the Home Business Division will continue to grow.

Net sales for the Publishing Division were $5,919,900 for the nine months ended November 30, 2003 compared with net sales of $6,054,000 for the nine months ended November 30, 2002, a decrease of 2.2%. Net sales for the three months ended November 30, 2003 were $1,776,400, an increase of 8.6% over net sales of $1,636,400 for the same three-month period last year. The juvenile paperback market is highly competitive. Industry sales of juvenile paperbacks approach $876 million annually, down 1.3% from the previous year. The Publishing Division’s annual sales are approximately 0.9% of industry sales. The major retail chains continue to suffer lower sales because of the slump in our national economy. This resulted in a 9.7% decline in the Publishing Division’s sales to these chains during the nine months ended November 30, 2003. Sales to national chains continue to be of major importance to the Publishing Division. To insure that the Company remains competitive in selling to the major chains, the Company plans to continue to actively target the national chains through cooperative advertising, joint promotional efforts and institutional advertising in trade publications. These activities have improved our relationship with the national chains and we anticipate further positive development in this important area. We feel that we have an edge in the competitive factors of product quality, price and deliverability.

Transportation revenues were $1,269,600 for the nine months ended November 30, 2003, an increase of 18.7% over transportation revenues of $1,069,200 for the nine months ended November 30, 2002. Transportation revenues for the three months ended November 30, 2003 were $550,500 and for the three months ended November 30, 2002 were $461,800, an increase of 19.2%. These increases in transportation revenue were the result of increases in sales. The related freight costs are included in operating and selling expenses. Freight costs were $1,522,100 for the nine months ended November 30, 2003 and $1,235,100 for the nine months ended November 30, 2002, an increase of 23.2%. Freight costs for the three months ended November 30, 2003 were $607,900 compared to $490,800 for the three months ended November 30, 2002, an increase of 23.9%. These increases in freight costs were the result of increases in sales.

Cost of Sales — The Company’s cost of sales for the nine months ended November 30, 2003 was $8,416,500, an increase of 11.5% over cost of sales of $7,545,200 for the nine months ended November 30, 2002. Cost of sales expressed as a percentage of gross sales was 26.4% for the nine months ended November 30, 2003 and 26.5% for the same nine-month period a year ago. Cost of sales for the three months ended November 30, 2003 was $3,274,200 compared with $2,802,200 for the same three months ended November 30, 2002, an increase of 16.8%. Cost of sales expressed as a percentage of gross sales was 26.4% and 26.5% for the three months ended November 30, 2003 and 2002 respectively. Cost of sales as a percentage of gross sales will fluctuate depending upon the product mix sold.

Operating and Selling Expenses — Operating and selling expenses increased 21.0% to $5,012,100 for the nine months ended November 30, 2003 when compared with $4,142,800 for the nine months ended November 30, 2002. Expressed as a percentage of gross sales, operating and selling expenses were 15.7% for the nine months ended November 30, 2003 and 14.6% for the same nine month period last year. Operating and selling expenses for the three months ended November 30, 2003 and 2002 were $2,016,000 and $1,624,000, respectively, an increase of 24.1%. These costs expressed as a percentage of gross sales were 16.2% for the three months ended November 30, 2003 and 15.4% for the three months ended November 30, 2002. Contributing to the increased operating and selling costs were increased credit card fees, higher freight costs, increased payroll costs and increased marketing costs. These increased costs are attributed to the overall increase in sales in the first nine months of fiscal year 2004 when compared with the first nine months of fiscal year 2003.

EDUCATIONAL DEVELOPMENT CORPORATION

Sales commissions for the nine months ended November 30, 2003 were $6,152,300, an increase of 23.9% over sales commissions of $4,965,900 for the nine months ended November 30, 2002. These expenses expressed as a percentage of gross sales were 19.3% for the nine months ended November 30, 2003 and 17.5% for the nine months ended November 30, 2002. Sales commissions for the three months ended November 30, 2003 and 2002 were $2,792,300 and $2,253,900, respectively, an increase of 23.9%. Sales commissions expressed as a percentage of gross sales were 22.5% for the three months ended November 30, 2003 and 21.4% for the three months ended November 30, 2002. Sales commissions as a percentage of gross sales is determined by the product mix sold and the division which makes the sale. The Home Business Division and the Publishing Division have separate and distinct commission programs and rates. Sales commissions in the Home Business Division increased 24.0% and 24.2% for the three months and nine months ended November 30, 2003, the result of increased sales in that division. Sales in the Publishing Division increased in the three-month period but decreased for the nine-month period ended November 30, 2003. Sales commissions in the Publishing Division increased 13.4% for the three months ended November 30, 2003 and increased 4.3% for the nine months ended November 30, 2003. Sales commissions will fluctuate depending upon the amount of sales made to the Company’s “house accounts”, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.

General and administrative expenses for the nine months ended November 30, 2003 were $1,353,800, an increase of 16.7% over $1,160,200 for the same nine month period last year. These expenses expressed as a percentage of gross sales were 4.2% for the nine months ended November 30, 2003 and 4.1% for the nine months ended November 30, 2002. General and administrative expenses for the three months ended November 30, 2003 were $482,800 versus $384,300 for the same three months last year, an increase of 25.6%. These costs expressed as a percentage of gross sales were 3.9% and 3.6% for the three months ended November 30, 2003 and 2002, respectively. The Company in the third quarter of FY2004 recorded a one-time adjustment of $59,100 to the long term inventory reserve for obsolescence. Also contributing to the increases in general and administrative expenses were increases in payroll costs, materials and supplies and property taxes.

Interest expense was $7,800 for the nine months ended November 30, 2003 compared with $900 for the same nine months a year ago. Interest expense for the three months ended November 30, 2003 was $5,000. No interest expense was incurred for the three months ended November 30, 2002. An increase in occasional borrowings contributed to the increase in interest expense.

Pre-tax margins were 14.2% and 13.3% for the three months and nine months ended November 30, 2003, respectively, compared with 14.9% and 13.8% for the same comparable periods last year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material market risk.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s annual report filed on Form 10-K. However, the Company considers the following accounting policies to be significant and more dependent on the use of estimates and assumptions

EDUCATIONAL DEVELOPMENT CORPORATION

Revenue Recognition

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of November 30, 2003 and February 28, 2003. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $102,600 and $89,000 as of November 30, 2003 and February 28, 2003, respectively

Inventory

Management continually estimates and calculates the amount of noncurrent inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $666,200 and $511,500 at November 30, 2003 and February 28,2003, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at November 30, 2003 and February 28,2003. Management has estimated reserves for both current and noncurrent inventory of $276,900 and $216,000 as of November 30, 2003 and February 28,2003, respectively.

Deferred Tax Assets

The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

Long-lived Assets

In evaluating the impairment of long-lived assets, we recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is calculated as the difference between the carrying amount and the fair value of asset. We believe at this time that the long-lived assets’ carrying values and useful lives continues to be appropriate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material market risk.

Item 4. — CONTROLS AND PROCEDURES

Within the 90-day period prior to filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based upon this evaluation, the CEO and CFO have concluded that the design and operation of these disclosure controls and procedures were effective.

EDUCATIONAL DEVELOPMENT CORPORATION

Subsequent to this evaluation on December 17, 2003 through the date of this filing on Form 10-Q for the quarterly period ended November 30, 2003, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

Item 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 12, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

(b) Reports on Form 8-K

A Form 8-K was filed on September 25, 2003 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the second quarter of fiscal year 2004. The press release contained the following financial information for the three months and six months ended August 31, 2003 and August 31, 2002: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.

A Form 8-K was filed on October 1, 2003 to submit to the Securities and Exchange Commission a press release announcing record September 2003 sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

By	/s/ Randall W. White

Randall W. White President

EDUCATIONAL DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 12, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.