Form 10-K
period 2004-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2004-05-25
CIK 31667

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to .

Commission file number: 0-4957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0750007 (I.R.S. Employer Identification No.)

10302 East 55th Place, Tulsa, Oklahoma 74146-6515	Registrant’s telephone number: (918) 622-4522

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

Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [  ] No [x]

     As of April 30, 2004, 3,961,932 shares of common stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on 2,,736,862 shares (total outstanding less shares held by all officers, directors and 401(k) Plan) extended at the closing market price on April 30, 2004, of these shares traded on the Nasdaq National Market, was approximately $28,052,836.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on July 27, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED FEBRUARY 29, 2004

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This annual Report on Form 10-K contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in “Item 7 — Management Discussion and Analysis” are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may be materially different from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company’s business that may be beyond its control. Although Educational Development Corporation believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such exceptions will prove to have been correct.

PART 1

Item 1. BUSINESS

(a) General Development of Business

     Educational Development Corporation (“EDC” or the “Company”), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the exclusive trade publisher of a line of children’s books produced in the United Kingdom by Usborne Publishing Limited.

     The Company was incorporated on August 23, 1965. The Company’s original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

     During Fiscal Year (“FY”) 2004 the Company operated two divisions: Home Business Division (“Usborne Books at Home” or “UBAH”) and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

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

     Significant Events During Fiscal Year 2004

     There were no significant events during fiscal year 2004.

(b) Financial Information about Industry Segments

     See part II, Item 8 — Financial Statements and Supplementary Data

(c) Narrative Description of Business

(i) General

     The principal product of both the Home Business Division (“Usborne Books at Home” or “UBAH”) and Publishing Division is a line of children’s books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,300 different titles. The Company also distributes a product called “Usborne Kid Kits”. These Kid Kits take an Usborne book and combine it with specially selected items and/or toys that complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Alternatively, 14 Kid Kits are also available in an attractive box package. Currently 60 different Kid Kits are available.

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

(ii) Industry Segments

(a) Home Business Division

     The Home Business Division markets the Usborne line of approximately 1,300 titles and 60 Kid Kits through a combination of direct sales, home parties, book fairs and the Internet, sold through a network marketing system. The division also sells to schools and public libraries.

(b) Publishing Division

     The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

(iii) Research and Development

     The Company spent approximately $14,000 in fiscal year 2001 and $120,000 in fiscal year 2000 in development of a new product, “Make Reading Fun”, a fully interactive reading and phonics program. The Company began sales of this product during the last quarter of FY 2001.

(iv) Marketing

(a) Home Business Division

     The Home Business Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet. The division had approximately 8,800 consultants in 50 states at February 29, 2004.

(b) Publishing Division

     The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets; and through marketing by telephone to the trade. This division markets to approximately 6,000 book, toy and specialty stores. Significant orders totaling 32% of the Publishing Division’s sales have been received from major book chains. During fiscal year 2004 the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

(v) Competition

(a) Home Business Division

     The Home Business Division faces significant competition from several other direct selling companies that have more financial resources. In addition, federal and state funding cuts will also impact the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division’s future sales to school libraries, because the magnitude of funding cuts has yet to be determined by Congress. Management believes its superior product line and consultant network will enable this division to be highly competitive in its market area.

(b) Publishing Division

     The Publishing Division faces strong competition from large U.S. and international companies that have more financial resources. Industry sales of juvenile paperbacks approached $449 million annually, down 5.2% from the previous year. The Publishing Division’s sales are approximately 1.7% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.

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

(viii) Trademarks, Copyrights and Patents

     ( none )

(ix) Employees

     As of April 1, 2004, the Company had 71 full-time employees and 1 part-time employee. The Company believes its relations with its employees to be good.

Item 2. PROPERTIES

     The Company is located at 10302 E. 55th Pl, Tulsa, Oklahoma. In January 2002, the Company purchased for $1.8 million the warehouse and office facilities it formerly leased. These facilities contain approximately 80,400 square feet of office and warehouse space.

     In October 2003 the Company signed a contract to construct a 20,000 square foot addition to its warehouse facility at an estimated cost of $582,400. This addition is scheduled to be completed in June 2004. As of February 29, 2004, the Company had incurred costs of $179,800 related to the addition to the warehouse facility.

     The Company’s operating facility is well maintained, in good condition and is adequately insured. Equipment items are well maintained and in good operating condition consistent with the requirement of the Company’s business. The Company believes that its operating facility meets both its present and future capacity needs.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of EDC is traded on the Nasdaq National Market (symbol—EDUC). The high and low closing quarterly common stock quotations for fiscal years 2004 and 2003, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2004		2003
Period	High	Low	High	Low
1st Qtr	10.63	9.38	7.40	6.65
2nd Qtr	13.58	9.90	7.19	6.34
3rd Qtr	13.05	10.13	7.98	6.00
4th Qtr	11.18	10.35	9.75	7.60

     The number of shareholders of record of EDC’s common stock at April 22, 2004 was 955.

The Company paid a $0.10 per share annual dividend during fiscal year 2004 and a $0.06 per share annual dividend during fiscal year 2003. In January 2003, the Company announced that the Board of Directors had approved a policy to pay 20% of annual net earnings as a cash dividend. Accordingly, the Company announced that it will pay a $0.12 per share dividend on June 10, 2004 to shareholders of record as of May 26, 2004.

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended February 29, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased (1)	Share (or Unit)	or Programs (2)	Plans or Programs
December 1, 2003 - December 31, 2003	—	—	—	162,392
January 1, 2004 - January 31, 2004	2,634	$10.87	2,634	159,758
February 1, 2004 - February 29, 2004	1,334	$10.68	1,334	158,424

Total	3,968	$10.80	3,968

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below and all of such shares were purchased through open-market transactions, except for 1,300 shares purchased during the period of January 1, 2004 — January 31, 2004, which were purchased privately from a former employee.

(2)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. Pursuant to the plan, the Company may purchase such 2,000,000 shares of the Company’s common stock until 2,000,000 shares have been repurchased. There is no expiration date for the repurchase plan.

Item 6. SELECTED FINANCIAL DATA

	YEARS ENDED FEBRUARY 28 (29)
	2004	2003	2002	2001	2000
Total Revenues	$30,362,415	$26,257,674	$21,614,653	$18,454,351	$17,590,791

Earnings From Continuing Operations	$2,373,450	$2,038,085	$1,531,274	$1,090,262	$1,079,028

Earnings From Continuing Operations Per Common Share
Basic	$.60	$.53	$.40	$.28	.25

Diluted	$.55	$.49	$.38	$.27	$.24

Total Assets	$19,086,994	$17,561,733	$14,156,798	$12,471,650	$12,340,022

Cash Dividends Declared Per Common Share	$.10	$.06	$.04	$.02	$.02

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates two separate divisions, Publishing and Usborne Books at Home (“UBAH”) to sell the Usborne line of children’s books. These two divisions each have their own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as school and public libraries.

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books. The Publishing Division is in direct competition with all of these other companies. Sales in the book industry were $23.4 billion for calendar year 2003. Sales in the trade industry, defined as wholesale sales to retailers, were slightly over $5 billion for calendar year 2003. Sales in the juvenile paperback market, the Company’s market segment, were $448 million for calendar year 2003. The Company’s market share in the juvenile paperback market has remained constant during the last three years.

The following table sets forth the annual sales in the book industry for the last three calendar years and compares these sales to the Publishing Division’s net sales.

Table of Book Industry Sales (1)
(amounts in millions)

	2003	2002	2001
Sales — Total Industry	$23,420.6	$22,398.1	$21,054.5
Sales — Total Trade	$5,063.8	$5,002.3	$4,537.4
Sales — Juvenile Paperback	$448.6	$473.2	$476.1
Publishing Division’s Sales (2)	$7.5	$7.6	$7.4
Publishing Division’s Market Share of Total Book Industry	0.03%	0.03%	0.04%
Publishing Division’s Market Share of Total Trade Market	0.15%	0.15%	0.16%
Publishing Division’s Market Share of Juvenile Paperback Market	1.7%	1.6%	1.6%

     (1) Source: Association of American Publishers

     (2) Reported on fiscal year basis

The Publishing Division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To reach these markets, the Publishing Division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned telesales group located in the Company’s headquarters. The Vice President of the Publishing Division manages sales to the national chains.

The following table sets forth the percentages of net revenues earned by sales to the national chains and sales to other markets for the Publishing Division for the past three fiscal years.

	FY 2004	FY 2003	FY 2002
National chain stores	32%	35%	32%
All other	68%	65%	68%

Total net sales	100%	100%	100%

Sales to national chain stores declined in fiscal year 2004 primarily due to the loss of a customer from bankruptcy.

The Publishing Division follows several avenues in order to attract potential new customers and maintain current customers. Company personnel attend many of the national trade shows held by the book selling industry each year. These shows allow the Company to make contact with potential buyers who may be unfamiliar with the Company’s books. The Company actively targets the national chains through cooperative advertising, joint promotional efforts and institutional advertising in trade publications.

The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market. They maintain contact with approximately 6,000 customers. During fiscal year 2004 the telesales group opened 371 new accounts. The Company’s full color, 130-page catalogs, which are revised twice a year, are mailed to nearly 6,000 customers and potential customers. The Company also offers two display racks to assist stores in displaying the Company’s products. One is a six-foot rack with five adjustable shelves that can hold approximately 250 titles. The second rack is a four-sided rack with three levels that will hold between 50 and 60 of the Company’s Kid Kits. There were 3,797 of these attractive racks in retail stores throughout the country at the end of fiscal year 2004.

Publishing Division’s revenues have remained constant the last three fiscal years, with net revenues of $7.4 million — $7.6 million each fiscal year. Management expects that in fiscal year 2005 the Publishing Division will achieve revenues in the $7.5 million — $8.0 million range.

Usborne Books at Home (“UBAH”) Division

The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States. The customer base of UBAH consists of individual purchasers and school and public libraries. Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.

An important factor in the continued growth of the UBAH Division is the addition of new sales consultants and the retention of existing sales consultants. Current active consultants recruit new sales consultants. UBAH makes it easy to recruit by providing low sign-up costs. Kits containing sample products and supplies can be purchased for as little as $29. UBAH provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

The following table sets forth the number of new consultants added during the last three fiscal years and the number of active sales consultants at the end of the last three fiscal years.

	FY 2004	FY 2003	FY 2002
New Consultants	6,964	5,715	3,890
Active Consultants End of Fiscal Year	8,800	7,000	5,600

The UBAH Division presently has three levels of sales representatives: consultants; supervisors; executive supervisors. Upon signing up, each individual is considered a consultant. A consultant receives commissions from each sale the consultant makes, the commission rate being determined by the marketing program under which the sale is made. In addition, consultants receive a monthly sales bonus once the consultant’s sales reach an established monthly goal. Consultants who recruit other consultants and meet certain established criteria are eligible to become supervisors. Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups. The marketing program under which the sales are made determines the rate for the override payments. Once a supervisor reaches certain established criteria, they become executive supervisors. An executive supervisor may receive an additional monthly override payment based upon the sales of their downline groups.

The table below sets forth the different types of marketing programs UBAH offers and the percentage of total revenues that each marketing program has generated for the last three fiscal years, including transportation revenue

	FY 2004	FY 2003	FY 2002
Home Shows	54%	57%	58%
Direct Sales	4%	4%	4%
Book Fair	21%	16%	14%
School & Library	8%	11%	13%
Internet	3%	2%	1%
Transportation Revenue	10%	10%	10%

Totals	100%	100%	100%

The table below sets forth a comparison of the percentage increase (decrease) between fiscal years in the net revenue generated by the different types of marketing programs offered by UBAH, along with the percentage increase (decrease) in transportation revenue.

	FY 2004	FY 2003
	Compared With	Compared With
	FY 2003	FY 2002
Home Shows	17%	30%
Direct Sales	19%	24%
Book Fair	64%	50%
School & Library	0%	10%
Internet	94%	86%
Transportation Revenue	17%	30%

Home shows are the largest generator of revenue for the UBAH Division and will continue this for the foreseeable future. The significant increase in home show revenue is attributed to the increase in active consultants, which have increased from 5,600 in fiscal year 2002 to 7,000 in fiscal year 2003 to 8,800 at the end of fiscal year 2004.

The direct sales market continues to increase as a result of increases in the number of active sales consultants.

The book fair marketing program has experienced tremendous growth the last several years. UBAH believes that its program is superior to that of their major competitor in this market. Many schools have begun to hold joint book fairs with UBAH and our competitor and the Company does well at these events. In many cases, UBAH book fairs have been the only allowed participant. The Company looks forward to continued growth in this market as it gains wider acceptance.

The school and library market is affected by the budget constraints of the various state school budgets. Cuts in the school’s budget affect the ability of UBAH to be more effective in this market. As a result, sales in the last two fiscal years remained constant.

The Internet market is a relatively new market for UBAH. The revenues from this market, when compared with the other markets, are quite small. However, the Internet sales have increased significantly year to year.

The UBAH Marketing Programs

Homes shows were the original marketing program when UBAH began in 1989 and continues today to generate the greatest percentage of revenue for UBAH. Consultants contact individuals (“hostesses”) to hold book shows in their homes. The consultant assists the hostess in setting up the details for the show. The consultant makes a presentation at the show and takes orders for the books. The hostess earns free books based upon the total sales at the show. Customer specials are available for customers when they order a selected amount. Home shows provide an excellent opportunity for recruiting as well. Direct sales are sales without a hostess being involved. This program makes it possible for the consultant to work directly out of her home selling to friends, neighbors and other customers. It is especially convenient for those individuals who wish to order books from a consultant but they are unable to attend a home show. Customer specials are available for customers when they order a selected amount.

Book fairs can be held with almost any organization as the sponsor. The consultant provides promotional materials to acquaint parents with the books. Parents turn in their orders at a designated time. The book fair program generates free books for the sponsoring organization. UBAH also has a Reach For The Stars fund raiser program. This is a pledge-based reading incentive program that provides cash and books to the organization and books for the children.

School and library sales are restricted to consultants who have received additional training in order to allow them to sell to schools and libraries. The UBAH consultant is the only source that a library or school has for library bound Usborne books. They are not available through any of the school supply distribution companies.

The UBAH Division offers individual web sites to the consultants. These sites are hosted by the Company and are available for a nominal price. The consultant can customize the web site to their own particular needs or they can maintain the generic site. These web sites provide access to the Company’s 1,300 plus titles. Orders can be processed on line through a shopping cart arrangement. The orders are transmitted to the Company and the consultant receives sales credit and commission on the sales.

The table below sets forth the number of orders for each UBAH marketing program.

	FY 2004	FY 2003	FY 2002
Home Shows	41,763	35,489	27,367
Direct Sales	10,928	9,366	6,989
Book Fair	6,503	4,208	2,724
School & Library	4,842	6,435	4,594
Internet	13,532	7,017	3,598

	77,568	62,515	45,272

The Company monitors the trends displayed in the above table in order to judge how the five marketing programs are performing. This table shows strong growth in four of the five categories. As addressed above, the school and library market is impacted by the budget cuts undertaken by many schools.

UBAH’s revenues and profits for fiscal year 2004 increased for the 5th consecutive year. The Company believes that the UBAH Division has the greatest growth potential for the Company. While there are many multi-level companies in the United States, UBAH is the only one selling books exclusively. The Company believes this is a fertile market with excellent opportunities for continued growth. The keys to future growth in the UBAH Division are recruiting of new consultants and retaining existing consultants.

Results of Operations

The following table sets forth consolidated statement of income data as a percentage of total revenues

	FY 2004	FY 2003	FY 2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	34.8%	36.5%	37.6%

Gross margin	65.2%	63.5%	62.4%
Operating expenses:
Operating & selling	21.6%	21.3%	22.1%
Sales commissions	25.4%	24.1%	22.5%
General & administrative	5.8%	6.0%	6.8%
Interest	0.0%	0.0%	0.1%

Total operating expenses	52.9%	51.3%	51.5%

Other income	0.3%	0.3%	0.4%

Earnings before income taxes	12.6%	12.4%	11.3%
Income taxes	4.8%	4.7%	4.2%

Net earnings	7.8%	7.8%	7.1%

Fiscal Year 2004 Compared with Fiscal Year 2003

Operating Results

The Company had income before income taxes of $3,832,450 for fiscal year 2004 compared with $3,264,785 for fiscal year 2003.

Revenues

			$ Increase/
	FY 2004	FY 2003	(decrease)
Gross sales	$40,070,070	$36,036,786	$4,033,284
Less discounts & allowances	(11,318,228)	(11,156,675)	(161,553)
Transportation revenue	1,610,573	1,377,563	233,010

Total revenues	$30,362,415	$26,257,674	$4,104,741

The UBAH Division’s gross sales increased 20% during FY 2004 when compared with FY 2003. Each quarter of FY 2004 recorded a sales increase when compared with the same quarter of FY 2003. A quarterly comparison of FY 2004 versus FY 2003 shows the first quarter up 20%, the second quarter up 27%, the third quarter up 23% and the fourth quarter up 11%. The Company attributes these increases primarily as a result of a 22% increase in the number of new consultants. In addition, the Company continued to offer leadership skills seminars throughout FY 2004. These seminars are designed to help supervisors build their business and the seminars proved to be very popular with these supervisors. The Publishing Division’s gross sales declined 1% during FY 2004 when compared with FY 2003. The Company attributes this decline to the loss of a major customer from bankruptcy.

The UBAH Division’s discounts and allowances were $3.4 million and $3.2 million in fiscal years 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $7.9 million and $8.0 million in fiscal years 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 14% and 16% of UBAH’s gross sales for the fiscal years 2004 and 2003 respectively. The Publishing Division’s discounts and allowances were 52% and 51% of Publishing’s gross sales for the fiscal years 2004 and 2003, respectively. The increase in transportation revenues is the result of increased sales in the UBAH Division.

Expenses

			$ Increase/
	FY 2004	FY 2003	(decrease)
Cost of sales	$10,574,800	$9,591,425	$983,375
Operating & selling	6,565,143	5,580,903	984,240
Sales commissions	7,712,408	6,327,058	1,385,350
General & administrative	1,760,631	1,569,826	190,805
Interest	9,762	884	8,878
Other income	(92,779)	(77,207)	(15,572)

Total	$26,529,965	$22,992,889	$3,537,076

Cost of sales increased approximately 10% in fiscal year 2004 when compared with fiscal year 2003. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage increase in sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. The 10% increase in cost of sales is consistent with the percent increase in gross sales of approximately 11% for the same two fiscal years.

Operating and selling expenses increased because of an increase in freight expense for both divisions combined of $310,000 and an increase in damaged returns for both divisions combined of $68,000. The UBAH Division incurred increases of $452,000 in customer sales incentive costs and an increase in credit card fees in the UBAH Division of $98,000. These increases are directly attributable to the increase in sales. Also contributing to the increase in operating and selling expenses were other items aggregating $56,200. Operating and selling expenses as a percentage of gross sales were 16.4% for fiscal year 2004 and 15.5% for fiscal year 2003.

Sales commissions in the Publishing Division remained flat for the fiscal years ended 2004 and 2003. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales in fiscal years 2004 and 2003. Sales commissions in the UBAH Division increased $1,385,000. UBAH Division sales commissions are paid on retail sales and were 38.9% for fiscal year 2004 and 39.4% for fiscal year 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The increase in sales commissions is the result of increased sales in the UBAH Division.

General and administrative expenses increased because of additions to the reserve for obsolete inventory of $77,300, additions to the reserve for bad debts of $12,000, an increase in the accrual for audit and tax fees of $14,700 and increased payroll costs of $60,700. Also contributing to the increase in general and administrative expenses were other items aggregating $26,100. General and administrative expenses as a percentage of gross sales were 4.4% for fiscal year 2004 and 4.4% for fiscal year 2003.

Interest expense increased $8,900 due to increased borrowings throughout fiscal year 2004. Interest expense as a percentage of gross sales was 0.02% in fiscal year 2004 and was nominal in fiscal year 2003.

Other income increased $15,600 due to other items.

The tax provision for fiscal year 2004 was $1,459,000. The effective rate for fiscal year 2004 was 38.0%, which is consistent with fiscal year 2003. The Company’s current tax liability was reduced by $87,900 as a result of the benefit obtained from several Company officers exercising stock options.

Fiscal Year 2003 Compared with Fiscal Year 2002

Operating Results

The Company had income before income taxes of $3,264,785 for fiscal year 2003 compared with $2,440,074 for fiscal year 2002.

Revenues

			$ Increase/
	FY 2003	FY 2002	(decrease)
Gross sales	$36,036,786	$30,457,695	$5,579,091
Less discounts & allowances	(11,156,675)	(9,903,244)	(1,253,431)
Transportation revenue	1,377,563	1,060,202	317,361

Total revenues	$26,257,674	$21,614,653	$4,643,021

The UBAH Division’s gross sales increased 33% during FY 2003 when compared with FY 2002. Each quarter of FY 2003 recorded a sales increase when compared with the same quarter of FY 2002. A quarterly comparison of FY 2003 versus FY 2002 shows the first quarter up 44%, the second quarter up 18%, the third quarter up 39% and the fourth quarter up 30%. The Company attributes these increases to the fact that the number of active sales consultants increased 14% during FY 2003. In addition, the Company continued to offer leadership skills seminars throughout FY 2003. These seminars are designed to help supervisors build their business. The Publishing Division’s gross sales increased 3% during FY 2003 when compared with FY 2002. The Company attributes this to an increase in sales to the national chains, the result of increased marketing efforts directed at the national chains.

The UBAH Division’s discounts and allowances were $3.2 million and $2.2 million in fiscal years 2003 and 2002, respectively. The Publishing Division’s discounts and allowances were $8.0 million and $7.7 million in fiscal years 2003 and 2002, respectively. The UBAH Division’s discounts and allowances were 16% and 14% of UBAH’s gross sales for the fiscal years 2003 and 2002 respectively. The Publishing Division’s discounts and allowances were 51% and 51% of Publishing’s gross sales for the fiscal years 2003 and 2002, respectively.

The increase in transportation revenues is the result of increased sales in both the UBAH Division and the Publishing Division.

Expenses

			$ Increase/
	FY 2003	FY 2002	(decrease)
Cost of Sales	$9,591,425	$8,121,522	$1,469,903
Operating & selling	5,580,903	4,777,667	803,236
Sales commissions	6,327,058	4,867,970	1,459,088
General & administrative	1,569,826	1,463,631	106,195
Interest	884	20,343	(19,459)
Other income	(77,207)	(76,554)	(653)

Total	$22,992,889	$19,174,579	$3,818,310

Cost of sales increased approximately 18% in fiscal year 2003 when compared with fiscal year 2002. This is consistent with the percent increase in gross sales of approximately 18% for the same two fiscal years.

Operating and selling expenses increased because of an increase in freight expense for both divisions combined of $393,000 and an increase in damaged returns for both divisions combined of $92,900. The UBAH Division incurred an increase of $206,400 in customer sales incentive costs and an increase in credit card fees. These increases are directly attributable to the increase in sales. Payroll costs increased $201,500, mostly in the warehouse operations, where the Company increased base wages in order to be competitive in the local job market and added personnel in order to complete order fulfillment or a timely basis. Other items aggregating $90,600 decreased operating and selling expenses during the fiscal year. Operating and selling expenses as a percentage of gross sales were 15.5% for fiscal year 2003 and 15.7% for fiscal year 2002.

Sales commissions in the Publishing Division increased $3,100 in fiscal year 2003, the result of increased sales. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales in fiscal years 2003 and 2002. Sales commissions in the UBAH Division increased $1,456,000. UBAH Division sales commissions are paid on retail sales and were 39.4% for fiscal year 2003 and 39.6% for fiscal year 2002. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The increase in sales commissions is the result of increased sales in the UBAH Division.

General and administrative expenses increased because of increased payroll costs of $106,500. General and administrative expenses as a percentage of gross sales were 4.4% for fiscal year 2003 and 4.8% for fiscal year 2002.

Interest expense decreased $19,500 due to decreased borrowings throughout fiscal year 2003. Interest expense as a percentage of gross sales was nominal in fiscal year 2003 and nominal in fiscal year 2002.

The tax provision for fiscal year 2003 was $1,226,700. The effective rate for fiscal year 2003 was 37.6%, which was consistent with fiscal year 2002.

Liquidity and Capital Resources

The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program, capital expenditures associated with the construction of additional warehouse space and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

The Company expects its ongoing cash flow to exceed cash required to operate the business. In March and April of fiscal year 2005 the Company repurchased approximately 149,000 shares of its common stock under the stock repurchase program at a cost of $1.5 million. The Company is completing construction of a 20,000 square foot addition to its warehouse and will have costs of approximately $402,600 to pay in fiscal year 2005. Consequently, the Company will have short-term bank borrowings during fiscal year 2005.

The Company’s primary source of liquidity is cash generated from operations. During fiscal year 2004 the Company experienced a negative cash flow of $1,370,500. Net income, adjusted for depreciation, was reduced by increased inventory of $2,610,600 and a reduction in accounts payable and accrued expenses of $1,209,700. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory during fiscal year 2005. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.

The Company believes that in fiscal year 2005 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

Cash used in investing activities was $235,900. The principal use of cash in investing activities was for progress payments, totaling $179,800, on the construction of the 20,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities included $33,700 in property improvements, $13,400 for warehouse equipment and $9,000 for data processing equipment. The Company estimates that cash used in investing activities for fiscal year 2005 will be less than $1,000,000. This would consist of $402,600 remaining due on the construction of the warehouse addition, with the balance to be used for software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

Cash received in financing activities was $637,700 from the sale of treasury stock, $372,000 from the exercise of stock options and a net $394,000 in borrowings under the bank credit agreement. Cash used in financing activities included $575,800 paid to acquire treasury stock and the annual dividend totaling $393,900.

As of February 29, 2004 the Company did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2003, the Company signed a Fourth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2004. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (3.75% at February 29, 2004). The note is collateralized by substantially all of the assets of the Company. At February 29, 2004 the Company had $394,000 outstanding. Available credit under the revolving credit agreement was $3,106,000 at February 29, 2004. The Company intends to renew the credit line prior to the maturity date and extend the maturity date to June 30, 2005.

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

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of February 29, 2004 and February 28, 2003. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $49,919 and $88,962 as of February 29, 2004 and February 28, 2003, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 -1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $823,751 and $511,500 at February 29, 2004 and February 28, 2003, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at February 29, 2004 and February 28, 2003. Management has estimated reserves for both current and noncurrent inventory of $282,165 and $215,990 as of February 29, 2004 and February 28, 2003, respectively.

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

     The information required by this Item 8 begins at page F-1, following page 26 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 29, 2004.

Item 9.A CONTROLS AND PROCEDURES

     An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-K. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that he Company’s disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date controls were evaluated.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

     The information required by this Item 10 is furnished by incorporation by reference to all information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed in connection with the annual Meeting of Shareholders to be held on July 27, 2004.

     (b) Identification of Executive Officers

     The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

		Office
Name	Office	Held Since	Age
Randall W. White	Chairman of the Board, President and Treasurer	1986	62
W. Curtis Fossett	Controller and Corporate Secretary	1989	58
Craig M. White*	Vice President — Information Systems	2001	35
Ronald T. McDaniel*	Vice President — Publishing Division	2002	66

     * The prior business experience for these executive officers who have been employed by the Company for less than five years is as follows:

     In April 2001, Craig M. White, son of Randall W. White, Chairman of the Board, President and Chief Executive Officer, was elected Vice President of Information Systems. Craig White graduated from Oklahoma State University in December 1994 with a BS degree in Electrical and Computer Engineering. He joined EDC in December 1994 as an Inventory Analyst. In July 1995 he was named Manager — Information Systems.

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

     (c) Compliance With Section 16 (a) of the Exchange Act

     The information required by this Item 10 is furnished by incorporation by reference to all information under the caption “Compliance With Section 16 (a)” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 27, 2004.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is furnished by incorporation by reference to all information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 27, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is furnished by incorporation by reference to all information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 27, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company sells to the EDC Employee 401(k) Plan treasury shares at a cost equal to or greater than the Company’s cost of those shares. During fiscal year 2004 the EDC Employee 401(k) Plan acquired 50,665 shares priced from $3.50 — $7.00 per share, for a total cost of approximately $199,900.

Item 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

     The information required by this Item 14 is furnished by incorporation by reference to all information under the caption “Independent Public Accountants” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 27, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated April 26, 1968, Certificate of Amendment there to dated June 21, 1968 and By-Laws of the Company are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 27, 1977 and By-Laws of the Company as amended are incorporated herein by reference to Exhibits 20.1 and 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996.

4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957).

10.1	Educational Development Corporation Incentive Stock Option Plan of 1981, is incorporated herein by reference to Exhibit 10.9 to Form 10-K for fiscal year ended February 28, 1982 (File No. 0-4957).

10.2	Agreement by and among the Company, Usborne Publishing Ltd., and Hayes Books, Inc., dated May 17, 1983, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for fiscal year ended February 29, 1984 (File No. 0-4957).

10.3	Settlement Agreement dated August 7, 1986, by and between the Company and Hayes Publishing Ltd., Cyril Hayes Books, Inc. (formerly named Hayes Books, Inc.), and Cyril Hayes is incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 7, 1986 (File No. 0-4957).

10.4	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.5	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.6	Loan Agreement dated January 18, 1990, by and between the Company and State Bank & Trust, N.A., Tulsa, OK (formerly WestStar Bank, N.A., Bartlesville, OK), is incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 1990 (File No. 0-4957).

10.7	Lease Agreement by and between the Company and James D. Dunn dated March 1, 1991, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1991 (File No. 0-4957).

10.8	Agreement for Exchange of Contract Rights and Securities by and between the Company and Robert D. Berryhill dated October 1, 1990, is incorporated herein by reference to Exhibit 10.1 to Form 10-K dated February 28, 1991 (File No. 0-4957).

10.9	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.10	First Amendment dated January 31, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.14 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.11	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

10.12	Second Amendment dated June 30, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.12 to Form 10-KSB dated February 28, 1994 (File No. 0-4957).

10.13	Third Amendment dated June 30, 1993 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.14	Fourth Amendment dated June 30, 1994 to Loan Agreement between the Company and State Bank & Trust, N.A, Tulsa, OK, is incorporated herein by reference to Exhibit 10.14 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.15	Fifth Amendment dated March 13, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.15 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.16	Sixth Amendment dated March 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.16 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.17	Seventh Amendment dated April 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.17 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.18	Amendment dated February 28, 1995 to the Lease Agreement by and between the Company and James D. Dunn, is incorporated herein by reference to Exhibit 10.18 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.19	Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.19 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

10.20	Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.20 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

10.21	Restated Loan Agreement dated June 10, 1996 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.21 to Form 10-K dated February 28, 1997 (File No. 0-4957).

10.22	First Amendment dated June 30, 1997 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.22 to Form 10-K dated February 28, 1998 (File No. 0-4957).

10.23	Second Amendment dated June 30, 1998 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.23 to Form 10-K dated February 28, 1999 (File No. 0-4957).

10.24	Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.25	Lease agreement by and between the Company and James D. Dunn dated July 1, 1999, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.26	First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 28, 2001 (File No. 0-4957).

10.27	Second Amendment dated June 30, 2001 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 28, 2002 (File No. 0-4957).

10.28	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to DEF 14A dated May 23, 2002 (File No. 0-4957)

10.29	Third Amendment dated June 30, 2002 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

10.30	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 15, 2002.

10.31	Registration of 1,500,000 shares of Common Stock is incorporated herein by reference to Form S-8 dated October 22, 2002 (File No. 333-100659)

10.32	Amendment dated November 12, 2002 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited

*10.33	Fourth Amendment dated June 30, 2003 to Restated Loan Agreement between the Company and Arvest Bank., Tulsa, OK

*23.	Independent Auditors’ Consent

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer of Educational Development Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date: May 25, 2004	By /s/ W. Curtis Fossett
W. Curtis Fossett
Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 25, 2004	/s/ Randall W. White

Randall W. White
Chairman of the Board
President, Treasurer and Director

	May 25, 2004	/s/ Robert D. Berryhill

Robert D. Berryhill, Director

	May 25, 2004	/s/ John A. Clerico

John A. Clerico, Director

	May 25, 2004	/s/ Dean Cosgrove

G. Dean Cosgrove, Director

	May 25, 2004	/s/ James F. Lewis

James F. Lewis, Director

	May 25, 2004	/s/ W. Curtis Fossett

W. Curtis Fossett
Principal Financial
and Accounting Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation (the “Company”) as of February 29, 2004 and February 28, 2003, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
May 19, 2004

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,505	$1,432,982
Accounts receivable, less allowance for doubtful accounts and sales returns $150,919 (2004) and $189,962 (2003)	2,135,237	2,137,412
Inventories — Net	13,795,235	11,413,715
Prepaid expenses and other assets	147,024	162,674
Income taxes receivable	44,855	—
Deferred income taxes	30,200	72,100

Total current assets	16,413,056	15,218,883
INVENTORIES — Net	570,996	341,880
PROPERTY, PLANT AND EQUIPMENT — Net	2,046,142	1,941,270
DEFERRED INCOME TAXES	56,800	59,700

TOTAL	$19,086,994	$17,561,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable to bank	$394,000	$—
Accounts payable	3,719,428	4,997,273
Accrued salaries and commissions	445,507	435,728
Other current liabilities	310,202	251,824
Income taxes payable	—	160,303

Total current liabilities	4,869,137	5,845,128
COMMITMENTS (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 5,596,340 (2004) and 5,441,640 (2003) shares; Outstanding 4,025,773 (2004) and 3,827,620 (2003) shares	1,119,268	1,088,328
Capital in excess of par value	5,349,871	4,619,406
Retained earnings	13,435,164	11,455,662

	19,904,303	17,163,396
Less treasury stock, at cost	(5,686,446)	(5,446,791)

	14,217,857	11,716,605

TOTAL	$19,086,994	$17,561,733

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

	2004	2003	2002
GROSS SALES	$40,070,070	$36,036,786	$30,457,695
Less discounts and allowances	(11,318,228)	(11,156,675)	(9,903,244)
Transportation revenue	1,610,573	1,377,563	1,060,202

TOTAL REVENUES	30,362,415	26,257,674	21,614,653
COST OF SALES	10,574,800	9,591,425	8,121,522

Gross margin	19,787,615	16,666,249	13,493,131

OPERATING EXPENSES:
Operating and selling	6,565,143	5,580,903	4,777,667
Sales commissions	7,712,408	6,327,058	4,867,970
General and administrative	1,760,631	1,569,826	1,463,631
Interest	9,762	884	20,343

	16,047,944	13,478,671	11,129,611

OTHER INCOME	92,779	77,207	76,554

EARNINGS BEFORE INCOME TAXES	3,832,450	3,264,785	2,440,074
INCOME TAXES	1,459,000	1,226,700	908,800

NET EARNINGS	$2,373,450	$2,038,085	$1,531,274

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.60	$0.53	$0.40

Diluted	$0.55	$0.49	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,948,193	3,835,411	3,867,221

Diluted	4,293,802	4,158,781	4,061,956

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE — March 1, 2001	5,429,240	$1,085,848	$4,413,627	$8,270,624	1,517,840	$(4,554,272)	$9,215,827
Issuance of treasury stock			1,327		(1,000)	3,023	4,350
Purchases of treasury stock					139,603	(634,752)	(634,752)
Sales of treasury stock			18,480		(31,520)	95,812	114,292
Exercise of options ($1.50 — $3.00/share)			(15,927)		(17,800)	54,452	38,525
Dividends paid ($0.04/share)				(154,175)			(154,175)
Net earnings				1,531,274			1,531,274

BALANCE — February 28, 2002	5,429,240	1,085,848	4,417,507	9,647,723	1,607,123	(5,035,737)	10,115,341
Purchases of treasury stock					107,498	(765,227)	(765,227)
Sales of treasury stock			138,286		(90,201)	321,566	459,852
Exercise of options ($1.50 — $5.50/share)	12,400	2,480	63,613		(10,400)	32,607	98,700
Dividends paid ($0.06/share)				(230,146)			(230,146)
Net earnings				2,038,085			2,038,085

BALANCE — February 28, 2003	5,441,640	1,088,328	4,619,406	11,455,662	1,614,020	(5,446,791)	11,716,605
Purchases of treasury stock					54,304	(575,820)	(575,820)
Sales of treasury stock			301,525		(97,757)	336,165	637,690
Exercise of options ($1.375 — $4.00/share)	154,700	30,940	341,040				371,980
Tax benefit — Stock options			87,900				87,900
Dividends paid ($0.10/share)				(393,948)			(393,948)
Net earnings				2,373,450			2,373,450

BALANCE — February 29, 2004	5,596,340	$1,119,268	$5,349,871	$13,435,164	1,570,567	$(5,686,446)	$14,217,857

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,373,450	$2,038,085	$1,531,274
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	167,500	165,910	120,738
Tax benefit of stock options exercised	87,900	—	—
Deferred income taxes	44,800	(24,100)	(27,900)
Provision for doubtful accounts and sales returns	1,009,645	1,057,803	991,813
Stock issued for awards	—	—	4,350
Changes in assets and liabilities:
Accounts and income tax receivable	(1,052,325)	(1,154,792)	(1,481,184)
Inventories	(2,610,636)	(2,779,765)	1,241,092
Prepaid expenses and other assets	(20,868)	11,846	(26,456)
Accounts payable, accrued salaries and commissions, and other current liabilities	(1,209,688)	1,707,121	1,830,181
Income tax payable	(160,303)	96,550	63,753

Total adjustments	(3,743,975)	(919,427)	2,716,387

Net cash (used in) provided by operating activities	(1,370,525)	1,118,658	4,247,661

CASH FLOWS FROM INVESTING ACTIVITIES —
Purchases of property and equipment	(235,854)	(155,744)	(1,888,933)

Net cash used in investing activities	(235,854)	(155,744)	(1,888,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	8,192,000	1,317,000	2,347,000
Payments on revolving credit agreement	(7,798,000)	(1,317,000)	(3,431,000)
Cash received from exercise of stock options	371,980	98,700	38,525
Cash received from sale of treasury stock	637,690	459,852	114,292
Cash paid to acquire treasury stock	(575,820)	(765,227)	(634,752)
Dividends paid	(393,948)	(230,146)	(154,175)

Net cash provided by (used in) financing activities	433,902	(436,821)	(1,720,110)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,172,477)	526,093	638,618
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,432,982	906,889	268,271

CASH AND CASH EQUIVALENTS — END OF YEAR	$260,505	$1,432,982	$906,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,102	$884	$26,392

Cash paid for income taxes	$1,531,458	$1,154,250	$800,250

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Educational Development Corporation (the “Company”) distributes books and publications through its Publishing and Usborne Books at Home Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”). The Company is the sole U.S. distributor of books and related items, which are published by an England based publishing company. The England based publishing company is the Company’s primary supplier.

Estimates — The Company’s financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Business Concentration — A significant portion of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $12.7 million, $11.1 million and $6.1 million for the fiscal year ended February 29, 2004, February 28, 2003 and 2002, respectively. Total inventory purchases were approximately $15.3 million, $13.9 million and $8.1 million for the fiscal year ended February 29, 2004, February 28, 2003 and 2002, respectively.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and cash on deposit in banks.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The Company presents a portion of its inventory as a noncurrent asset. Occasionally the Company purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These excess quantities were included in noncurrent inventory. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2-½ years of anticipated sales was classified as noncurrent inventory.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at February 29, 2004 and February 28, 2003.

Prepaid Expenses and Other Assets — Prepaid expenses and other assets at February 28, 2003 include notes receivable of approximately $14,000 due from directors and related parties of the Company. There were no notes receivable due from directors and related parties at February 29, 2004.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, which range from 2 to 30 years.

Income Taxes — The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the regular tax rate expected to be in effect when the taxes are actually paid or recovered. The Company records net deferred tax assets related to the recognition of future tax benefits, to the extent that realization of such benefits is considered more likely than not to occur.

Revenue Recognition — Sales are recognized and recorded when products are shipped. The estimated allowance for sales returns is recorded as sales are recognized and recorded. Management uses prior experience to estimate the allowance for sales returns.

Advertising Costs — The Company expenses advertising costs as incurred.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

The following reconciles the diluted earnings per share:

		Year Ended
	Year Ended February 29,	February 28,
	2004	2003	2002
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$2,373,450	$2,038,085	$1,531,274

Shares:
Weighted average shares outstanding — basic	3,948,193	3,835,411	3,867,221
Assumed exercise of options	345,609	323,370	194,735

Weighted average shares outstanding — diluted	4,293,802	4,158,781	4,061,956

Diluted Earnings Per Share	$0.55	$0.49	$0.38

There were no stock options for the fiscal years ended February 29, 2004, February 28, 2003 and 2002 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments — For cash and cash equivalents, accounts receivable, accounts payable and notes payable to the bank, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment — The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows. No impairment was noted as a result of such review during the years ended February 29, 2004, February 28, 2003 and 2002.

Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effects on net income and earnings per share. If the Company had applied the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Year Ended February 29,	Year Ended February 28,
	2004	2003	2002
Net earnings — as reported	$2,373,450	$2,038,085	$1,531,274
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(31,422)	(5,110)

Net earnings — pro forma	$2,373,450	$2,006,663	$1,526,164

Earnings per share — as reported:
Basic	$0.60	$0.53	$0.40

Diluted	$0.55	$0.49	$0.38

Earnings per share — pro forma:
Basic	$0.60	$0.52	$0.39

Diluted	$0.55	$0.48	$0.38

Reclassifications — Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2.	INVENTORIES

Inventories consist of the following:

	February 29,	February 28,
	2004	2003
Current:
Book inventory	$13,824,645	$11,460,085
Reserve for obsolescence	(29,410)	(46,370)

Inventories net — current	$13,795,235	$11,413,715

Noncurrent:
Book inventory	$823,751	$511,500
Reserve for obsolescence	(252,755)	(169,620)

Inventories net — noncurrent	$570,996	$341,880

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29,	February 28,
	2004	2003
Land	$250,000	$250,000
Building	1,540,000	1,540,000
Machinery and equipment	1,495,473	1,473,054
Furniture and fixtures	271,412	237,753

	3,556,885	3,500,807
Less accumulated depreciation and amortization	(1,690,519)	(1,559,537)
Construction in progress	179,776	—

	$2,046,142	$1,941,270

Construction in progress at February 29, 2004 represents the expansion of the Company’s central merchandising facility, for a total cost of approximately $600,000.

4.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities as of February 29, 2004 and February 28, 2003 are as follows:

	February 29,	February 28,
	2004	2003
Current:
Deferred tax assets:
Allowance for doubtful accounts	$19,000	$33,800
Allowance for obsolescence	11,200	17,600
Expenses deducted on the cash basis for income tax purposes	—	30,800
Other	—	3,800

Deferred tax assets	30,200	86,000

Deferred tax liability — Software development	—	(13,900)

Deferred tax asset — Net	$30,200	$72,100

Noncurrent:
Deferred tax assets:
Allowance for obsolescence	$103,000	$75,200
Deferred tax asset — other	—	1,900

Deferred tax assets	103,000	77,100

Deferred tax liabilities:
Software development	—	—
Property and equipment	(46,200)	(17,400)

Deferred tax liabilities	(46,200)	(17,400)

Deferred tax asset — Net	$56,800	$59,700

Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 29,	February 28,
	2004	2003	2002
Current:
Federal	$1,202,200	$1,063,200	$796,200
State	212,000	187,600	140,500

	1,414,200	1,250,800	936,700
Deferred:
Federal	37,800	(20,500)	(23,700)
State	7,000	(3,600)	(4,200)

	44,800	(24,100)	(27,900)

Total income tax expense	$1,459,000	$1,226,700	$908,800

The following reconciles the Company’s expected income tax expense utilizing statutory tax rates to the actual tax expense:

	Year Ended February 29,	Year Ended February 28,
	2004	2003	2002
Tax expense at federal statutory rate	$1,303,000	$1,110,000	$830,000
State income tax — net of federal tax benefit	153,000	130,000	96,000
Other	3,000	(13,300)	(17,200)

	$1,459,000	$1,226,700	$908,800

5.	EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan which incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $29,474, $60,412 and $52,258 in the fiscal years ended February 29, 2004, February 28, 2003 and 2002, respectively.

6.	NOTE PAYABLE TO BANK

The Company has a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus .25%, collateralized by substantially all assets of the Company and maturing on June 30, 2004. Available credit under the revolving credit agreement was $3,106,000 at February 29, 2004, and $3,500,000 at February 28, 2003. The agreement contains provisions that require the Company to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company was in compliance with all restrictive covenants at February 29, 2004. The Company intends to renew the bank agreement or obtain other financing upon maturity.

The Company had $394,000 of borrowings outstanding on the above revolving credit agreement at February 29, 2004 and no borrowings outstanding at February 28, 2003.

7.	COMMITMENTS

At February 29, 2004, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $1,962,300.

The Company leased its office and warehouse facilities under a noncancelable operating lease until January 2002. On January 7, 2002, the Company purchased its leased office and warehouse facilities for $1,790,000 and simultaneously terminated its lease. Total rent expense related to these facilities was $204,000 in the fiscal year ended February 28, 2002.

8.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 1992 Incentive Stock Option Plan (the “1992 Plan”) in June of 1992, which authorized the Company to grant up to 1,000,000 stock options. The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan also authorized the Company to grant up to 1,000,000 stock options.

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 29, 2004 expire beginning in July 2004 through October 2012.

A summary of the status of the Company’s Incentive Plans as of February 29, 2004, February 28, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Beginning of Year	579,400	$3.26	590,600	$3.24	599,600	$3.17
Granted	—	—	15,000	6.00	10,000	5.50
Exercised/canceled	(154,700)	(2.40)	(26,200)	(4.29)	(19,000)	(2.28)

Outstanding at End of Year	424,700	$3.57	579,400	$3.26	590,600	$3.24

The following table summarizes information about stock options outstanding at February 29, 2004:

	Number	Weighted Average
Range of	Outstanding	Remaining
Exercise	at February 29,	Contractual	Weighted Average
Prices	2004	Life (Years)	Exercise Price
$2.19 - $2.50	126,000	6	$2.25
$2.51 - $3.13	83,500	1	$3.12
$3.81	5,000	4	$3.81
$4.00	60,000	4	$4.00
$4.63	135,200	4	$4.63
$6.00	15,000	9	$6.00

	424,700

All options outstanding are exercisable at February 29, 2004.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 1 illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation.

The fair value per option granted in the fiscal year ended February 28, 2003 and 2002, was $2.09 and $0.51, respectively. No options were granted in the fiscal year ended February 29, 2004. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in the fiscal year ended February 28, 2003: no dividend yield, expected volatility of 27.64%, risk free interest rate of 3.68%, and expected life of ten years; and the following assumptions were used for options granted in the fiscal year ended February 28, 2002: no dividend yield, expected volatility of 35.60%, risk free interest rate of 1.98%, and expected life of one year.

9.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2004, February 28, 2003 and 2002:

				Basic	Diluted
	Total			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2004
First quarter	$7,263,000	$4,680,700	$585,900	$0.15	$0.14
Second quarter	6,894,500	4,334,500	534,400	0.14	0.12
Third quarter	9,976,700	6,702,500	871,100	0.22	0.20
Fourth quarter	6,228,215	4,069,915	382,050	0.09	0.09

Total year	$30,362,415	$19,787,615	$2,373,450	$0.60	$0.55

2003
First quarter	$6,441,100	$3,996,000	$547,700	$0.14	$0.13
Second quarter	5,900,700	3,602,800	454,000	0.12	0.11
Third quarter	8,289,200	5,487,000	764,900	0.20	0.19
Fourth quarter	5,626,674	3,580,449	271,485	0.07	0.06

Total year	$26,257,674	$16,666,249	$2,038,085	$0.53	$0.49

2002
First quarter	$5,021,500	$3,048,700	$369,500	$0.09	$0.09
Second quarter	5,361,900	3,253,800	423,800	0.11	0.11
Third quarter	6,340,300	4,105,100	485,000	0.13	0.12
Fourth quarter	4,890,953	3,085,531	252,974	0.07	0.06

Total year	$21,614,653	$13,493,131	$1,531,274	$0.40	$0.38

The February 28, 2003 and 2002 fiscal year quarterly results reflect the reclassification of freight revenue which aggregated $1,377,563 and $1,060,202, respectively.

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

Information by industry segment for the years ended February 29, 2004, February 28, 2003 and 2002 is set forth below:

	Publishing	UBAH	Other	Total
2004
Total revenues	$7,465,762	$22,896,653	$—	$30,362,415
Earnings (loss) before income taxes	2,511,400	4,814,400	(3,493,350)	3,832,450
2003
Total revenues	$7,583,203	$18,674,471	$—	$26,257,674
Earnings (loss) before income taxes	2,570,156	3,887,858	(3,193,229)	3,264,785
2002
Total revenues	$7,383,830	$14,230,823	$—	$21,614,653
Earnings (loss) before income taxes	2,579,082	2,845,712	(2,984,720)	2,440,074

11.	STOCK REPURCHASE PLAN

In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock. During fiscal year 2004 the Company continued the stock buyback program by purchasing 54,304 shares of common stock at an average price of $10.60 per share totaling approximately $575,800. The cumulative shares purchased under the share repurchase program, as of February 29, 2004, were 1,841,576 shares at a cost totaling approximately $6,625,400.

12.	SUBSEQUENT EVENT

On April 8, 2004, the Company announced that it will pay a $0.12 per share dividend on June 10, 2004 to shareholders of record as of May 26, 2004.

The Company repurchased 148,741 shares of its common stock subsequent to year-end, including 39,000 shares of options exercised by former employees.

******