Form 10-Q
period 2004-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2004-07-01
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended May 31, 2004.

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

          As of May 31, 2004 there were 4,032,462 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2004	February 29, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,800	$260,500
Accounts receivable – (less allowances for doubtful accounts and returns: 05/31/04 - $156,800; 2/29/04 - $150,900)	2,693,400	2,135,300
Inventories – Net	12,356,400	13,795,200
Prepaid expenses and other assets	139,100	147,000
Income taxes receivable	—	44,900
Deferred income taxes	38,700	30,200

Total current assets	15,279,400	16,413,100
INVENTORIES — Net	430,300	571,000
PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation:
05/31/04 - $1,718,600; 2/29/04 - $1,690,500)	2,332,100	2,046,100
DEFERRED INCOME TAXES	51,100	56,800

	$18,092,900	$19,087,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable to bank	$1,002,000	$394,000
Accounts payable	2,093,000	3,719,400
Accrued salaries and commissions	453,300	445,500
Income taxes payable	136,400	—
Dividends payable	484,000	—
Other current liabilities	240,200	310,200

Total current liabilities	4,408,900	4,869,100
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,754,840 and 5,596,340 shares; Outstanding 4,032,462 and 4,025,773 shares)	1,151,000	1,119,300
Capital in excess of par value	6,135,900	5,349,900
Retained earnings	13,775,500	13,435,100

	21,062,400	19,904,300
Less treasury shares, at cost	(7,378,400)	(5,686,400)

	13,684,000	14,217,900

	$18,092,900	$19,087,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2004	2003
REVENUES:
Gross sales	$10,975,000	$9,761,200
Less discounts & allowances	(2,953,700)	(2,836,400)
Transportation revenue	396,200	338,200

Net revenues	8,417,500	7,263,000
COST OF SALES	2,891,700	2,582,300

Gross margin	5,525,800	4,680,700

OPERATING EXPENSES:
Operating & selling	1,637,400	1,554,400
Sales commissions	2,110,900	1,763,600
General & administrative	439,000	430,800
Interest	9,000	100

	4,196,300	3,748,900

OTHER INCOME	6,200	6,600

EARNINGS BEFORE INCOME TAXES	1,335,700	938,400
INCOME TAXES	511,300	352,500

NET EARNINGS	$824,400	$585,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.21	$0.15

Diluted	$0.19	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	4,001,449	3,879,605

Diluted	4,230,286	4,253,020

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2004	5,596,340	$1,119,300	$5,349,900	$13,435,100	1,570,567	$(5,686,400)	$14,217,900
Purchases of treasury stock	—	—	—	—	172,711	(1,767,600)	(1,767,600)
Sales of treasury stock	—	—	28,800	—	(20,900)	75,600	104,400
Exercise of options at $2.1875 - $4.00/share	158,500	31,700	466,800	—	—	—	498,500
Tax benefit of stock options	—	—	290,400	—	—	—	290,400
Dividends declared	—	—	—	(484,000)	—	—	(484,000)
Net earnings	—	—	—	824,400	—	—	824,400

BALANCE, MAY 31, 2004	5,754,840	$1,151,000	$6,135,900	$13,775,500	1,722,378	$(7,378,400)	$13,684,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$662,100	$(930,100)
CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(314,100)	(17,200)

Net cash used in investing activities	(314,100)	(17,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	4,123,000	230,000
Payments under revolving credit agreement	(3,515,000)	(230,000)
Cash received from exercise of stock options	498,500	116,500
Cash received from sale of treasury stock	104,400	388,500
Cash paid to acquire treasury stock	(1,767,600)	(214,400)

Net cash provided by (used in) financing activities	(556,700)	290,600

Net Decrease in Cash and Cash Equivalents	(208,700)	(656,700)
Cash and Cash Equivalents, Beginning of Period	260,500	1,433,000

Cash and Cash Equivalents, End of Period	$51,800	$776,300

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,100	$—

Cash paid for income taxes	$42,500	$132,000

Supplemental Disclosure of Non Cash Financing Activities –
Dividends declared	$484,000	$394,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months ended May 31, 2004 and 2003, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months ended May 31, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 29, 2004.

Note 2 - Effective June 30, 2003 the Company signed a Fourth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2004. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (3.75% at May 31, 2004 ) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2004 the Company had $1,002,000 outstanding. Available credit under the revolving credit agreement was $2,498,000 at May 31, 2004. This agreement was renewed under similar terms through June 30, 2005.

Note 3 - Inventories consist of the following:

	May 31, 2004	February 29, 2004
Current:
Book Inventory	$12,402,300	$13,824,600
Reserve for Obsolescence	(45,900)	(29,400)

Inventories net – current	$12,356,400	$13,795,200

Non-current:
Book Inventory	$689,100	$823,800
Reserve for Obsolescence	(258,800)	(252,800)

Inventories – non-current	$430,300	$571,000

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.

Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $1.3 million and $2.7 million for the three months ended May 31, 2004 and 2003, respectively. Total inventory purchases from all suppliers were approximately $1.8 million and $3.3 million for the three months ended May 31, 2004 and 2003, respectively.

Note 4 - Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.

	Three Months Ended May 31,
	2004	2003
Net Earnings	$824,400	$585,900

Basic EPS:
Weighted Average Shares Outstanding	4,001,449	3,879,605

Basic EPS	$0.21	$0.15

Diluted EPS:
Weighted Average Shares Outstanding	4,001,449	3,879,605
Assumed Exercise of Options	228,837	373,415

Shares Applicable to Diluted Earnings	4,230,286	4,253,020

Diluted EPS	$0.19	$0.14

Since March 1, 1998, when the Company began its stock repurchase program, 2,014,287 shares of the Company’s common stock at a total cost of $8,393,037 have been acquired. The Board of Directors previously authorized purchasing up to 2,000,000 shares as market conditions warrant, and in April 2004 authorized the repurchase of up to 500,000 additional shares.

Note 5 - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation. There were 1,000 options granted in the three-month period ended May 31, 2004.

	Three Months Ended May 31,
	2004	2003
Net Earnings – as reported	$824,400	$585,900
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,500)	0

Net earnings – pro forma	$820,900	$585,900

Earning per share – as reported:
Basic	$0.21	$0.15

Diluted	$0.19	$0.14

Earning per share – pro forma:
Basic	$0.21	$0.15

Diluted	$0.19	$0.14

Note 6 - Freight costs and handling costs incurred are included in operating & selling expenses and were $505,000 and $445,100, respectively, for the three months ended May 31, 2004 and 2003, respectively.

EDUCATIONAL DEVELOPMENT CORPORATION

Note 7 - The Company has two reportable segments: Publishing and Usborne Books at Home (“UBAH”). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows, book fairs and the Internet.

The accounting policies of the segments are the same as those of the Company. The Company evaluates segment performance based on operating profits of the segments which is defined as segment net revenues reduced by direct cost of sales and direct expenses. Corporate expenses, including interest and depreciation, and income taxes are not allocated to the segments. The Company’s assets are not allocated on a segment basis.

Information by industry segment for the three months ended May 31, 2004 and 2003 is set forth below:

	Publishing	UBAH	Other	Total
Three Months Ended May 31, 2004
Net revenues from external customers	$2,018,200	$6,399,300	$—	$8,417,500
Earnings before income taxes	$752,900	$1,503,900	$(921,100)	$1,335,700
Three Months Ended May 31, 2003
Net revenues from external customers	$1,980,100	$5,282,900	$—	$7,263,000
Earnings before income taxes	$701,700	$1,083,700	$(847,000)	$938,400

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

EDUCATIONAL DEVELOPMENT CORPORATION

The following table sets forth consolidated statement of income data as a percentage of total revenues.

	Three Months Ended May 31,
	2004	2003
Net revenues	100.0%	100.0%
Cost of sales	34.4%	35.6%

Gross margin	65.6%	64.4%
Operating expenses:
Operating & selling	19.4%	21.4%
Sales commissions	25.1%	24.3%
General & administrative	5.2%	5.9%
Interest	0.1%	0.0%

Total operating expenses	49.8%	51.6%

Other income	0.1%	0.1%

Earnings before income taxes	15.9%	12.9%
Income taxes	6.1%	4.8%

Net earnings	9.8%	8.1%

Operating Results

The Company had income before income taxes of $1,335,700 for the three months ended May 31, 2004 compared with $938,400 for the three months ended May 31, 2003.

Revenues

	Three Months Ended May 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Gross sales	$10,975,000	$9,761,200	$1,213,800	12.4%
Less discounts & allowances	(2,953,700)	(2,836,400)	(117,300)	4.1%
Transportation revenue	396,200	338,200	58,000	17.1%

Net revenues	$8,417,500	$7,263,000	$1,154,500	15.9%

The UBAH Division’s gross sales increased 21% during the three month period ending May 31, 2004 when compared with the same quarterly period a year ago. The Company attributes these increases primarily to a 12% increase in the number of consultants who made sales during the quarter. The Publishing Division’s gross sales increased 1% during the three month period ending May 31, 2004 when compared with the same quarterly period a year ago. Increases in sales to national chains as well as sales made by the Company’s inside sales force generated the increase in the Publishing Division’s sales.

The UBAH Division’s discounts and allowances were $830,000 and $723,700 for the quarterly periods ended May 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $2,123,700 and $2,112,700 for the quarterly periods ended May 31, 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 12.1% and 12.8% of UBAH’s gross sales for the quarterly periods ended May 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were 51.4% and 51.7% of Publishing’s gross sales for the quarterly periods ended May 31, 2004 and 2003, respectively

The increase in transportation revenues is the result of increased sales in the UBAH Division.

EDUCATIONAL DEVELOPMENT CORPORATION

Expenses

	Three Months Ended May 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Cost of sales	$2,891,700	$2,582,300	$309,400	12.0%
Operating & selling	1,637,400	1,554,400	83,000	5.3%
Sales commissions	2,110,900	1,763,600	347,300	19.7%
General & administrative	439,000	430,800	8,200	1.9%
Interest	9,000	100	8,900	—
Other income	(6,200)	(6,600)	400	(6.1%)

Total	$7,081,800	$6,324,600	$757,200	12.0%

Cost of sales increased approximately 12% for the three months ended May 31, 2004 when compared with the three months ended May 31, 2003. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage increase in sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. The 12% increase in cost of sales is consistent with the percent increase in gross sales of approximately 12% for the same two quarterly periods.

Operating and selling expenses increased for the three months ended May 31, 2004 in part due to an increase in freight expense for both divisions combined of $59,900, offset by a decrease in damaged returns for both divisions combined of $18,300. The UBAH Division also incurred increases of $57,100 in customer sales incentive costs and $16,200 in credit card fees, both of which are directly attributable to the increase in sales. Reductions in other items aggregating $31,900 helped offset the increase in operating and selling expenses. Operating and selling expenses as a percentage of net revenues were 19.4% for the three months ended May 31, 2004 and 21.4% for the three months ended May 31, 2003.

Sales commissions in the Publishing Division decreased 1.6% for the three months ended May 31, 2004. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the three months ended May 31, 2004 and 1.3% for the three months ended May 31, 2003. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division increased 20.0% for the three months ended May 31, 2004, the direct result of increased sales in this division. UBAH Division sales commissions are paid on retail sales and were 37.4% of retail sales for the three months ended May 31, 2004 and 38.0% of retail sales for the three months ended May 31, 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative expenses for the three months ended May 31, 2004 increased 1.9% over the same period last year. General and administrative expenses as a percentage of net revenues were 5.2% for the three months ended May 31, 2004 and 5.9% for the three months ended May 31, 2003.

Interest expense increased $8,900 due to increased borrowings throughout the three months ended May 31, 2004. Interest expense as a percentage of net revenues was 0.1% for the three months ended May 31, 2004 and was nominal for the three months ended May 31, 2003.

The Company’s effective tax rate was 38.3% and 37.6% for the quarterly periods ended May 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program, capital expenditures associated with the construction of additional warehouse space and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first quarter of fiscal year 2005 the Company repurchased 172,711 shares of its common stock under the stock repurchase program at a cost of $1,767,600. The Company is completing construction of a 22,000 square foot addition to its warehouse and will have costs of approximately $110,000 to pay during the second quarter of fiscal year 2005.

EDUCATIONAL DEVELOPMENT CORPORATION

The Company’s primary source of liquidity is cash generated from operations. During the first quarter of fiscal year 2005 the Company experienced a positive cash flow from operating activities of $662,100. Cash flows from operating activities was increased by a reduction in inventory of $1,579,500 and was reduced by a decrease in accounts payable and accrued expenses of $1,688,600. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory during fiscal year 2005. The Company’s current tax liability was reduced by $290,400 as a result of the benefit obtained from several Company officers exercising stock options. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.

The Company believes that in fiscal year 2005 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

Cash used in investing activities was $314,100. The principal use of cash in investing activities was for progress payments, totaling $295,200, on the construction of the 22,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities included $12,400 in property improvements and $6,500 in other additions. The Company estimates that cash used in investing activities for fiscal year 2005 will be less than $1,000,000. This would consist of $110,000 remaining due on the construction of the warehouse addition, with the balance to be used for software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $556,700, comprised of $1,767,600 paid to acquire treasury stock, $104,400 received from the sale of treasury stock, $498,500 received from the exercise of stock options and a net $608,000 received from borrowings under the bank credit agreement.

As of February 29, 2004 the Company did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2003 the Company signed a Fourth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2004. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (3.75% at May 31, 2004) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2004 the Company had $1,002,000 outstanding. Available credit under the revolving credit agreement was $2,498,000 at May 31, 2004. The Company has renewed the credit line and extended the maturity date to June 30, 2005.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 29, 2004. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions

EDUCATIONAL DEVELOPMENT CORPORATION

Revenue Recognition

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of May 31, 2004 and February 29, 2004. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $55,800 and $49,900 as of May 31, 2004 and February 29, 2004, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before obsolete inventory reserves, were $689,100 and $823,800 at May 31, 2004 and February 29, 2004, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at May 31, 2004 and February 29, 2004. Management has estimated reserves for both current and noncurrent inventory of $304,700 and $282,200 as of May 31, 2004 and February 29, 2004, respectively.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Item 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date controls were evaluated.

PART II OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated July 1, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated July 1, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

(b) Reports on Form 8-K

A Form 8-K was filed on March 11, 2004 to submit to the Securities and Exchange Commission a press release announcing record sales for fiscal year 2004.

A Form 8-K was filed on April 1, 2004 to submit to the Securities and Exchange Commission a press release announcing March 2004 revenues.

A Form 8-K was filed on April 8, 2004 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the fiscal year 2004. The press release contained the following financial information for fiscal year 2004 and fiscal year 2003: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share, (6) announced $0.12 per share annual dividend.

A Form 8-K was filed on May 25, 2004 to submit to the Securities and Exchange Commission a press release announcing forecast record 1st quarter sales and earnings

EDUCATIONAL DEVELOPMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date July 1, 2004	By	/s/ Randall W. White

Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated July 1, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.