Form 10-Q
period 2004-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2004-10-15
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2004.

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

          As of August 31, 2004 there were 3,909,990 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31, 2004	February 29, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$334,600	$260,500
Accounts receivable – (less allowances for doubtful accounts and returns: 08/31/04 - $163,100; 2/29/04 - $150,900)	2,663,400	2,135,300
Inventories – Net	12,206,200	13,795,200
Prepaid expenses and other assets	99,000	147,000
Income taxes receivable	339,100	44,900
Deferred income taxes	48,800	30,200

Total current assets	15,691,100	16,413,100
INVENTORIES - Net	527,100	571,000
PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation: 08/31/04 - $1,746,400; 2/29/04 - $1,690,500)	2,462,000	2,046,100
DEFERRED INCOME TAXES	150,900	56,800

	$18,831,100	$19,087,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable to bank	$2,617,000	$394,000
Accounts payable	2,727,500	3,719,400
Accrued salaries and commissions	484,200	445,500
Other current liabilities	286,300	310,200

Total current liabilities	6,115,000	4,869,100
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,762,340 and 5,596,340 shares; Outstanding 3,909,990 and 4,025,773 shares)	1,152,500	1,119,300
Capital in excess of par value	6,201,700	5,349,900
Retained earnings	14,227,900	13,435,100

	21,582,100	19,904,300
Less treasury shares, at cost	(8,866,000)	(5,686,400)

	12,716,100	14,217,900

	$18,831,100	$19,087,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
REVENUES:
Gross sales	$9,260,700	$9,716,400	$20,235,700	$19,477,600
Less discounts & allowances	(2,862,000)	(3,202,800)	(5,815,700)	(6,039,200)
Transportation revenue	376,300	380,900	772,500	719,100

Net revenues	6,775,000	6,894,500	15,192,500	14,157,500
COST OF SALES	2,459,500	2,568,800	5,373,700	5,157,100

Gross margin	4,315,500	4,325,700	9,818,800	9,000,400

OPERATING EXPENSES:
Operating & selling	1,492,300	1,441,700	3,129,700	2,996,100
Sales commissions	1,640,300	1,596,400	3,751,200	3,360,000
General & administrative	446,200	431,400	862,700	856,200
Interest	20,600	2,700	29,600	2,800

	3,599,400	3,472,200	7,773,200	7,215,100

OTHER INCOME	9,300	7,900	15,500	14,500

EARNINGS BEFORE INCOME TAXES	725,400	861,400	2,061,100	1,799,800
INCOME TAXES	273,000	327,000	784,300	679,500

NET EARNINGS	$452,400	$534,400	$1,276,800	$1,120,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.11	$0.14	$0.32	$0.29

Diluted	$0.11	$0.12	$0.30	$0.26

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,982,493	3,946,866	3,991,971	3,913,235

Diluted	4,157,072	4,301,033	4,193,679	4,277,027

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.12	$0.10

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2004	5,596,340	$1,119,300	$5,349,900	$13,435,100	1,570,567	$(5,686,400)	$14,217,900
Purchases of treasury stock	—	—	—	—	304,683	(3,264,300)	(3,264,300)
Sales of treasury stock	—	—	35,700	—	(22,900)	84,700	120,400
Exercise of options at $2.1875 - $6.00/share	166,000	33,200	510,300	—	—	—	543,500
Tax benefit of stock options	—	—	305,800	—	—	—	305,800
Dividends paid ($0.12/share)	—	—	—	(484,000)	—	—	(484,000)
Net earnings	—	—	—	1,276,800	—	—	1,276,800

BALANCE, AUGUST 31, 2004	5,762,340	$1,152,500	$6,201,700	$14,227,900	1,852,350	$(8,866,000)	$12,716,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$1,407,300	$(1,489,400)
CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(471,800)	(50,000)

Net cash used in investing activities	(471,800)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	7,702,000	2,515,000
Payments under revolving credit agreement	(5,479,000)	(2,032,000)
Cash received from exercise of stock options	543,500	128,600
Cash received from sale of treasury stock	120,400	519,500
Cash paid to acquire treasury stock	(3,264,300)	(229,400)
Dividends paid	(484,000)	(394,000)

Net cash provided by (used in) financing activities	(861,400)	507,700

Net Increase (Decrease) in Cash and Cash Equivalents	74,100	(1,031,700)
Cash and Cash Equivalents, Beginning of Period	260,500	1,433,000

Cash and Cash Equivalents, End of Period	$334,600	$401,300

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,400	$1,000

Cash paid for income taxes	$885,500	$806,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and six months ended August 31, 2004 and 2003, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and six months ended August 31, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 29, 2004.

Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the fiscal 2005 presentation.

Note 2 – Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (4.25% at August 31, 2004) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2004 the Company had $2,617,000 outstanding. Available credit under the revolving credit agreement was $883,000 at August 31, 2004.

Note 3 - Inventories consist of the following:

	August 31, 2004	February 29, 2004
Current:
Book Inventory	$12,272,600	$13,824,600
Reserve for Obsolescence	(66,400)	(29,400)

Inventories net – current	$12,206,200	$13,795,200

Non-current:
Book Inventory	$791,900	$823,800
Reserve for Obsolescence	(264,800)	(252,800)

Inventories – non-current	$527,100	$571,000

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.

Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $2.1 million and $3.8 million for the three months ended August 31, 2004 and 2003, respectively. Total inventory purchases from all suppliers were approximately $2.9 million and $4.5 million for the three months ended August 31, 2004 and 2003, respectively.

Purchases from this England based publishing company were approximately $3.4 million and $6.5 million for the six months ended August 31, 2004 and 2003, respectively. Total inventory purchases from all suppliers were approximately $4.8 million and $7.8 million for the six months ended August 31, 2004 and 2003, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Earnings	$452,400	$534,400	$1,276,800	$1,120,300

Basic EPS:
Weighted Average Shares Outstanding	3,982,493	3,946,866	3,991,971	3,913,235

Basic EPS	$0.11	$0.14	$0.32	$0.29

Diluted EPS:
Weighted Average Shares Outstanding	3,982,493	3,946,866	3,991,971	3,913,235
Assumed Exercise of Options	174,579	354,167	201,708	363,792

Shares Applicable to Diluted Earnings	4,157,072	4,301,033	4,193,679	4,277,027

Diluted EPS	$0.11	$0.12	$0.30	$0.26

Since March 1, 1998, when the Company began its stock repurchase program, 2,146,259 shares of the Company’s common stock at a total cost of $9,889,756 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.

Note 5 – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation. There were no options granted in the three month period ended August 31, 2004. There were 1,000 options granted in the six-month period ended August 31, 2004.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Earnings – as reported	$452,400	$534,400	$1,276,800	$1,120,300
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(3,500)	—

Net earnings – pro forma	$452,400	$534,400	$1,273,300	$1,120,300

Earnings per share – as reported:
Basic	$0.11	$0.14	$0.32	$0.29

Diluted	$0.11	$0.12	$0.30	$0.26

Earnings per share – pro forma:
Basic	$0.11	$0.14	$0.32	$0.29

Diluted	$0.11	$0.12	$0.30	$0.26

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $480,500 and $469,000 for the three months ended August 31, 2004 and 2003, respectively. Freight costs and handling costs were $985,500 and $914,200 for the six months ended August 31, 2004 and 2003, respectively.

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

Information by industry segment for the three months and six months ended August 31, 2004 and 2003 is set forth below:

	Publishing	UBAH	Other		Total
Three Months Ended August 31, 2004
Net revenues from external customers	$1,933,600	$4,841,400		$—	$6,775,000
Earnings before income taxes	$581,200	$1,081,600	$	(937,400)	$725,400
Three Months Ended August 31, 2003
Net revenues from external customers	$2,163,300	$4,731,200		$—	$6,894,500
Earnings before income taxes	$722,700	$1,001,500	$	(862,800)	$861,400
Six Months Ended August 31, 2004
Net revenues from external customers	$3,951,800	$11,240,700		$—	$15,192,500
Earnings before income taxes	$1,322,800	$2,574,200		$(1,835,900)	$2,061,100
Six Months Ended August 31, 2003
Net revenues from external customers	$4,143,500	$10,014,000		$—	$14,157,500
Earnings before income taxes	$1,421,400	$2,082,200		$(1,703,800)	$1,799,800

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

EDUCATIONAL DEVELOPMENT CORPORATION

The following table sets forth consolidated statement of income data as a percentage of net revenues.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.3%	37.3%	35.4%	36.4%

Gross margin	63.7%	62.7%	64.6%	63.6%

Operating expenses:
Operating & selling	22.0%	20.9%	20.6%	21.2%
Sales commissions	24.2%	23.2%	24.7%	23.7%
General & administrative	6.6%	6.2%	5.6%	6.1%
Interest	0.3%	0.0%	0.2%	0.0%

Total operating expenses	53.1%	50.3%	51.1%	51.0%

Other income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	10.7%	12.5%	13.6%	12.7%
Income taxes	4.0%	4.7%	5.2%	4.8%

Net earnings	6.7%	7.8%	8.4%	7.9%

Operating Results for the Three Months Ended August 31, 2004

The Company had income before income taxes of $725,400 for the three months ended August 31, 2004 compared with $861,400 for the three months ended August 31, 2003.

Revenues

	Three Months Ended August 31,		$ Increase/		% Increase/
	2004	2003	(decrease)		(decrease)
Gross sales	$9,260,700	$9,716,400	$	(455,700)	( 4.7%)
Less discounts & allowances	(2,862,000)	(3,202,800)		340,800	(10.6%)
Transportation revenue	376,300	380,900		(4,600)	( 1.2%)

Net revenues	$6,775,000	$6,894,500	$	(119,500)	( 1.7%)

The UBAH Division’s gross sales increased 0.5% during the three month period ending August 31, 2004 when compared with the same quarterly period a year ago. The Company attributes this increase primarily to a 1.6% increase in the number of consultants who made sales during the quarter. The Publishing Division’s gross sales decreased 10.7% during the three month period ending August 31, 2004 when compared with the same quarterly period a year ago. The Company attributes this decline to a major customer who placed a large order in the second quarter last year but did not place a similar order during the second quarter this year, leading to a 30% decline in sales by the Publishing Division’s outside sales representatives. The Publishing Division’s house accounts were down 3.4% for the quarter, offset by a 6.3% increase in the sales by the inside sales force.

The UBAH Division’s discounts and allowances were $793,000 and $889,000 for the quarterly periods ended August 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $2,069,000 and $2,313,800 for the quarterly periods ended August 31, 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 15.0% and 16.9% of UBAH’s gross sales for the quarterly periods ended August 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were 51.8% and 51.8% of Publishing’s gross sales for the quarterly periods ended August 31, 2004 and 2003, respectively

EDUCATIONAL DEVELOPMENT CORPORATION

Expenses

	Three Months Ended August 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Cost of sales	$2,459,500	$2,568,800	$ (109,300)	( 4.3%)
Operating & selling	1,492,300	1,441,700	50,600	3.5%
Sales commissions	1,640,300	1,596,400	43,900	2.7%
General & administrative	446,200	431,400	14,800	3.4%
Interest	20,600	2,700	17,900	663.0%
Other income	(9,300)	(7,900)	(1,400)	( 17.7%)

Total	$6,049,600	$6,033,100	$16,500	0.3%

Cost of sales decreased approximately 4.3% for the three months ended August 31, 2004 when compared with the three months ended August 31, 2003. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage decrease in sales with the percentage decrease in cost of goods, consideration must be given to the mix of products sold. The 4.3% decrease in cost of sales is consistent with the percent decrease in gross sales of approximately 4.7% for the same two quarterly periods.

Operating and selling expenses increased for the three months ended August 31, 2004 in part due to royalty expense for both divisions combined of $19,300 and an increase in damaged returns for both divisions combined of $7,300. Payroll and benefit costs increased $43,100, the result of annual wage increases and the addition of employees. The UBAH Division also incurred increases of $7,400 in customer sales incentive costs and $7,600 in credit card fees, both of which are directly attributable to the increase in sales. Reductions in other items aggregating $34,100 helped offset the increase in operating and selling expenses. Operating and selling expenses as a percentage of net revenues were 22.0% for the three months ended August 31, 2004 and 20.9% for the three months ended August 31, 2003.

Sales commissions in the Publishing Division decreased 30.0% for the three months ended August 31, 2004. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the three months ended August 31, 2004 and 1.6% for the three months ended August 31, 2003. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division increased 3.5% for the three months ended August 31, 2004, the direct result of increased sales in this division. UBAH Division sales commissions are paid on retail sales and were 39.8% of retail sales for the three months ended August 31, 2004 and 39.6% of retail sales for the three months ended August 31, 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative expenses for the three months ended August 31, 2004 increased 3.4% over the same period last year. General and administrative expenses as a percentage of net revenues were 6.6% for the three months ended August 31, 2004 and 6.2% for the three months ended August 31, 2003.

Interest expense increased $17,900 due to increased borrowings throughout the three months ended August 31, 2004. Interest expense as a percentage of net revenues was 0.3% for the three months ended August 31, 2004 and was nominal for the three months ended August 31, 2003.

The Company’s effective tax rate was 37.6% and 38.0% for the quarterly periods ended August 31, 2004 and 2003, respectively.

Operating Results for the Six Months Ended August 31, 2004

The Company had income before income taxes of $2,061,100 for the six months ended August 31, 2004 compared with $1,799,800 for the six months ended August 31, 2003.

EDUCATIONAL DEVELOPMENT CORPORATION

Revenues

	Six Months Ended August 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Gross sales	$20,235,700	$19,477,600	$758,100	3.9%
Less discounts & allowances	(5,815,700)	(6,039,200)	223,500	( 3.7%)
Transportation revenue	772,500	719,100	53,400	7.4%

Net revenues	$15,192,500	$14,157,500	$1,035,000	7.3%

The UBAH Division’s gross sales increased 10.9% during the six month period ending August 31, 2004 when compared with the same period a year ago. The Company attributes this increase primarily to a 5.2% increase in the number of consultants who made sales during the period and a 12.6% increase in the average order size. The Publishing Division’s gross sales decreased 5.0% during the six month period ending August 31, 2004 when compared with the same period a year ago. The Company attributes this decline to a major customer who placed a large order in the second quarter last year but did not place a similar order during the second quarter this year, leading to a 19.7% decline in sales by the Publishing Division’s outside sales representatives for the six months ended August 31, 2004. Offsetting this decline was a 1.8% increase in sales by the Division’s inside sales force and a 4.6% increase in sales from the house accounts.

The UBAH Division’s discounts and allowances were $1,623,000 and $1,612,700 for the six months ended August 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $4,192,700 and $4,426,500 for the six months ended August 31, 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 13.4% and 14.8% of UBAH’s gross sales for the six months ended August 31, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were 51.6% and 51.7% of Publishing’s gross sales for the six months ended August 31, 2004 and 2003, respectively.

The increase in transportation revenues for the six months ended August 31, 2003 is the result of increased sales in the UBAH Division.

Expenses

	Six Months Ended August 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Cost of sales	$5,373,700	$5,157,100	$216,600	4.2%
Operating & selling	3,129,700	2,996,100	133,600	4.5%
Sales commissions	3,751,200	3,360,000	391,200	11.6%
General & administrative	862,700	856,200	6,500	0.8%
Interest	29,600	2,800	26,800	957.1%
Other income	(15,500)	(14,500)	(1,000)	(6.9%)

Total	$13,131,400	$12,357,700	$773,700	6.3%

Cost of sales increased approximately 4.2% for the six months ended August 31, 2004 when compared with the six months ended August 31, 2003. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage increase in sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. The 4.2% increase in cost of sales is consistent with the percent increase in gross sales of approximately 4.4% for the same two six month periods.

Operating and selling expenses increased for the six months ended August 31, 2004 in part due to royalty expense in the second quarter for both divisions combined of $19,300, offset by a decrease in damaged returns for both divisions combined of $11,100. Payroll and benefit costs increased $63,500, the result of annual wage increases and the addition of employees. The UBAH Division also incurred increases of $65,200 in customer sales incentive costs and $23,800 in credit card fees, both of which are directly attributable to the increase in sales. Reductions in other items aggregating $27,100 helped offset the increase in operating and selling expenses. Operating and selling expenses as a percentage of net revenues were 20.6% for the six months ended August 31, 2004 and 21.2% for the six months ended August 31, 2003.

Sales commissions in the Publishing Division decreased 18.0% for the six months ended August 31, 2004. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the six months ended August 31, 2004 and 1.4% for the six months ended August 31, 2003. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH

EDUCATIONAL DEVELOPMENT CORPORATION

Division increased 12.2% for the six months ended August 31, 2004, the direct result of increased sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.4% of retail sales for the six months ended August 31, 2004 and 38.7% of retail sales for the six months ended August 31, 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative expenses for the six months ended August 31, 2004 increased 0.8% over the same period last year. General and administrative expenses as a percentage of net revenues were 5.6% for the six months ended August 31, 2004 and 6.1% for the six months ended August 31, 2003.

Interest expense increased $26,800 due to increased borrowings throughout the six months ended August 31, 2004. Interest expense as a percentage of net revenues was 0.2% for the six months ended August 31, 2004 and was nominal for the six months ended August 31, 2003.

The Company’s effective tax rate was 38.1% and 37.8% for the six months ended August 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program, the annual dividend, capital expenditures associated with the construction of additional warehouse space and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first six months of fiscal year 2005 the Company repurchased 304,683 shares of its common stock under the stock repurchase program at a cost of $3,264,300. The Company’s construction of a 22,000 square foot addition to its warehouse is near completion and the Company will have costs of approximately $10,000 to pay during the third quarter of fiscal year 2005.

The Company’s primary source of liquidity is cash generated from operations. During the first six months of fiscal year 2005 the Company experienced a positive cash flow from operating activities of $1,407,300. Cash flows from operating activities was increased by a reduction in inventory of $1,583,900 and was reduced by an increase in accounts receivable and income taxes receivable of $834,500 and a decrease in accounts payable and accrued expenses of $977,100. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory during fiscal year 2005. The amount of income tax the Company will have to pay on fiscal year 2005 earnings was reduced by $305,800 as a result of the benefit obtained from several Company officers exercising stock options. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.

The Company believes that in fiscal year 2005 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

Cash used in investing activities was $471,800. The principal use of cash in investing activities was for progress payments, totaling $397,300, on the construction of the 22,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities includes $38,000 for warehouse equipment, $14,700 for computer equipment, $14,800 in property improvements and $7,000 in other additions. The Company estimates that cash used in investing activities for fiscal year 2005 will be less than $1,000,000. This would consist of $10,000 remaining due on the construction of the warehouse addition, with the balance to be used for software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $861,400, comprised of $3,264,300 paid to acquire treasury stock, $120,400 received from the sale of treasury stock, $543,500 received from the exercise of stock options, $484,000 annual dividend payment and a net $2,223,000 received from borrowings under the bank credit agreement.

As of August 31, 2004 the Company did not have any commitments in excess of one year.

EDUCATIONAL DEVELOPMENT CORPORATION

Bank Credit Agreement

Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (4.25% at August 31, 2004) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2004 the Company had $2,617,000 outstanding. Available credit under the revolving credit agreement was $883,000 at August 31, 2004.

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

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $101,000 as of August 31, 2004 and February 29, 2004. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $62,100 and $49,900 as of August 31, 2004 and February 29, 2004, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before obsolete inventory reserves, were $791,900 and $823,800 at August 31, 2004 and February 29, 2004, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at August 31, 2004 and February 29, 2004. Management has estimated reserves for both current and noncurrent inventory of $331,200 and $282,200 as of August 31, 2004 and February 29, 2004, respectively.

EDUCATIONAL DEVELOPMENT CORPORATION

Deferred Tax Assets

The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

Long-lived Assets

In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

PART II OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 15, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 15, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

(b) Reports on Form 8-K

A Form 8-K was filed on March 11, 2004 to submit to the Securities and Exchange Commission a press release announcing record sales for fiscal year 2004.

A Form 8-K was filed on June 23, 2004 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the first quarter of fiscal year 2005. The press release contained the following financial information for the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.

EDUCATIONAL DEVELOPMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date October 15, 2004	By /s/ Randall W. White

Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated October 15, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.