Form 10-Q
period 2004-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2005-01-14
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.

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

Yes ☑           No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐           No ☑

     As of November 30, 2004 there were 3,805,104 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2004	February 29, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,100	$260,500
Accounts receivable - (less allowances for doubtful accounts and returns: 11/30/04 - $132,800; 2/29/04 - $150,900)	2,536,700	2,135,300
Inventories – Net	11,491,700	13,795,200
Prepaid expenses and other assets	96,500	147,000
Income taxes receivable	—	44,900
Deferred income taxes	58,400	30,200

Total current assets	14,588,400	16,413,100

INVENTORIES - Net	678,100	571,000

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation:
11/30/04 - $1,769,800; 2/29/04 - $1,690,500)	2,434,300	2,046,100
DEFERRED INCOME TAXES	146,100	56,800

	$17,846,900	$19,087,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$695,000	$394,000
Accounts payable	3,521,000	3,719,400
Accrued salaries and commissions	763,300	445,500
Income taxes	67,500	—
Other current liabilities	380,000	310,200

Total current liabilities	5,426,800	4,869,100

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,762,340 and 5,596,340 shares; Outstanding 3,805,104 and 4,025,773 shares)	1,152,500	1,119,300
Capital in excess of par value	6,214,400	5,349,900
Retained earnings	15,037,300	13,435,100

	22,404,200	19,904,300
Less treasury shares, at cost	(9,984,100)	(5,686,400)

	12,420,100	14,217,900

	$17,846,900	$19,087,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
REVENUES:
Gross sales	$11,528,100	$12,420,300	$31,763,800	$31,897,900
Less discounts & allowances	(2,834,300)	(2,994,100)	(8,650,000)	(9,033,300)
Transportation revenue	493,900	550,500	1,266,400	1,269,600

Net revenues	9,187,700	9,976,700	24,380,200	24,134,200
COST OF SALES	3,108,700	3,350,300	8,482,400	8,507,400

Gross margin	6,079,000	6,626,400	15,897,800	15,626,800

OPERATING EXPENSES:
Operating & selling	1,837,700	2,016,000	4,967,400	5,012,100
Sales commissions	2,526,700	2,792,300	6,277,900	6,152,300
General & administrative	402,800	406,700	1,265,500	1,262,900
Interest	21,500	5,000	51,100	7,800

	4,788,700	5,220,000	12,561,900	12,435,100

OTHER INCOME	7,800	9,200	23,300	23,700

EARNINGS BEFORE INCOME TAXES	1,298,100	1,415,600	3,359,200	3,215,400
INCOME TAXES	488,700	544,500	1,273,000	1,224,000

NET EARNINGS	$809,400	$871,100	$2,086,200	$1,991,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.21	$0.22	$0.53	$0.51

Diluted	$0.20	$0.20	$0.50	$0.46

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,878,975	3,974,715	3,954,306	3,933,728

Diluted	4,055,713	4,322,308	4,147,691	4,292,120

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.12	$0.10

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2004	5,596,340	$1,119,300	$5,349,900	$13,435,100	1,570,567	$(5,686,400)	$14,217,900
Purchases of treasury stock	—	—	—	—	409,569	(4,382,400)	(4,382,400)
Sales of treasury stock	—	—	35,700	—	(22,900)	84,700	120,400
Exercise of options at $2.1875 - $6.00/share	166,000	33,200	510,300	—	—	—	543,500
Tax benefit of stock options	—	—	318,500	—	—	—	318,500
Dividends paid ($0.12/share)	—	—	—	(484,000)	—	—	(484,000)
Net earnings	—	—	—	2,086,200	—	—	2,086,200

BALANCE, NOV. 30, 2004	5,762,340	$1,152,500	$6,214,400	$15,037,300	1,957,236	$(9,984,100)	$12,420,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$4,527,600	$(782,200)
CASH FLOWS FROM INVESTING ACTIVITIES–
Purchases of property and equipment	(481,500)	(56,100)

Net cash used in investing activities	(481,500)	(56,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	10,059,000	6,790,000
Payments under revolving credit agreement	(9,758,000)	(6,790,000)
Cash received from exercise of stock options	543,500	171,400
Cash received from sale of treasury stock	120,400	602,100
Cash paid to acquire treasury stock	(4,382,400)	(376,300)
Dividends paid	(484,000)	(394,000)

Net cash provided by (used in) financing activities	(3,901,500)	3,200

Net Increase (Decrease) in Cash and Cash Equivalents	144,600	(835,100)
Cash and Cash Equivalents, Beginning of Period	260,500	1,433,000

Cash and Cash Equivalents, End of Period	$405,100	$597,900

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,700	$6,700

Cash paid for income taxes	$959,700	$1,081,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three months and nine months ended November 30, 2004 and 2003, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring accruals. The results of operations for the three months and nine months ended November 30, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

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

Note 2 – Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (4.75% at November 30, 2004) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2004 the Company had $695,000 outstanding. Available credit under the revolving credit agreement was $2,805,000 at November 30, 2004.

Note 3 - Inventories consist of the following:

	November 30, 2004	February 29, 2004
Current:
Book Inventory	$11,575,700	$13,824,600
Reserve for Obsolescence	(84,000)	(29,400)

Inventories net – current	$11,491,700	$13,795,200

Non-current:
Book Inventory	$943,500	$823,800
Reserve for Obsolescence	(265,400)	(252,800)

Inventories – non-current	$678,100	$571,000

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.

Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $2.4 million and $3.5 million for the three months ended November 30, 2004 and 2003, respectively. Total inventory purchases from all suppliers were approximately $3.1 million and $4.6 million for the three months ended November 30, 2004 and 2003, respectively.

Purchases from this England based publishing company were approximately $5.8 million and $10.0 million for the nine months ended November 30, 2004 and 2003, respectively. Total inventory purchases from all suppliers were approximately $7.9 million and $12.3 million for the nine months ended November 30, 2004 and 2003, respectively.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Earnings	$809,400	$871,100	$2,086,200	$1,991,400

Basic EPS:
Weighted Average Shares Outstanding	3,878,975	3,974,715	3,954,306	3,933,728

Basic EPS	$0.21	$0.22	$0.53	$0.51

Diluted EPS:
Weighted Average Shares Outstanding	3,878,975	3,974,715	3,954,306	3,933,728
Assumed Exercise of Options	176,738	347,593	193,385	358,392

Shares Applicable to Diluted Earnings	4,055,713	4,322,308	4,147,691	4,292,120

Diluted EPS	$0.20	$0.20	$0.50	$0.46

Since March 1, 1998, when the Company began its stock repurchase program, 2,251,145 shares of the Company’s common stock at a total cost of $11,007,789 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.

Note 5 – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation. There were no options granted in the three month period ended November 30, 2004. There were 1,000 options granted in the nine-month period ended November 30, 2004.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Earnings – as reported	$809,400	$871,100	$2,086,200	$1,991,400
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(3,500)	—

Net earnings – pro forma	$809,400	$871,100	$2,082,700	$1,991,400

Earnings per share – as reported:
Basic	$0.21	$0.22	$0.53	$0.51

Diluted	$0.20	$0.20	$0.50	$0.46

Earnings per share – pro forma:
Basic	$0.21	$0.22	$0.53	$0.51

Diluted	$0.20	$0.20	$0.50	$0.46

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is effective for the Company beginning September 1, 2005. Statement 123(R) will require the fair value of all stock option awards issued to employees of the Company on or after September 1, 2005 to be recorded as an expense over the related vesting period. Statement 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating these new regulations, but expects no impact upon adoption relating to outstanding options since all awards under the existing incentive stock option plan are fully vested at the date of grant.

EDUCATIONAL DEVELOPMENT CORPORATION

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $601,700 and $607,900 for the three months ended November 30, 2004 and 2003, respectively. Freight costs and handling costs were $1,587,200 and $1,522,100 for the nine months ended November 30, 2004 and 2003, respectively.

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

Information by industry segment for the three months and nine months ended November 30, 2004 and 2003 is set forth below:

	Publishing	UBAH	Other		Total
Three Months Ended November 30, 2004

Net revenues from external customers	$1,651,800	$7,535,900		$—	$9,187,700
Earnings before income taxes	$562,400	$1,691,200	$	(955,500)	$1,298,100

Three Months Ended November 30, 2003

Net revenues from external customers	$1,776,400	$8,200,300		$—	$9,976,700
Earnings before income taxes	$581,100	$1,740,300	$	(905,800)	$1,415,600

Nine Months Ended November 30, 2004

Net revenues from external customers	$5,603,600	$18,776,600		$—	$24,380,200
Earnings before income taxes	$1,885,200	$4,265,400		$(2,791,400)	$3,359,200

Nine Months Ended November 30, 2003

Net revenues from external customers	$5,919,900	$18,214,300		$—	$24,134,200
Earnings before income taxes	$2,002,500	$3,822,500		$(2,609,600)	$3,215,400

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

EDUCATIONAL DEVELOPMENT CORPORATION

The following table sets forth consolidated statement of income data as a percentage of net revenues.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.8%	33.6%	34.8%	35.3%

Gross margin	66.2%	66.4%	65.2%	64.7%

Operating expenses:
Operating & selling	20.0%	20.2%	20.4%	20.8%
Sales commissions	27.5%	28.0%	25.7%	25.5%
General & administrative	4.4%	4.1%	5.2%	5.2%
Interest	0.3%	0.0%	0.2%	0.0%

Total operating expenses	52.2%	52.3%	51.5%	51.5%

Other income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	14.1%	14.2%	13.8%	13.3%
Income taxes	5.3%	5.5%	5.2%	5.0%

Net earnings	8.8%	8.7%	8.6%	8.3%

Operating Results for the Three Months Ended November 30, 2004

The Company had income before income taxes of $1,298,100 for the three months ended November 30, 2004 compared with $1,415,600 for the three months ended November 30, 2003.

Revenues

	Three Months Ended November 30,			$ Increase/ % Increase/
	2004	2003	(decrease)	(decrease)
Gross sales	$11,528,100	$12,420,300	$(892,200)	(7.2%)
Less discounts & allowances	(2,834,300)	(2,994,100)	159,800	5.3%
Transportation revenue	493,900	550,500	(56,600)	(10.3%)

Net revenues	$9,187,700	$9,976,700	$(789,000)	(7.9%)

The UBAH Division’s gross sales decreased 7.1% during the three month period ending November 30, 2004 when compared with the same quarterly period a year ago. The Company attributes this decrease primarily to a 6.5% decrease in the number of consultants who made sales during the quarter. The Publishing Division’s gross sales decreased 7.4% during the three month period ending November 30, 2004 when compared with the same quarterly period a year ago. The Company attributes this decline to a major customer who placed a large order in the third quarter last year but did not place a similar order during the third quarter this year, leading to a 34% decline in sales by the Publishing Division’s outside sales representatives. The Publishing Division’s house accounts were down 1.4% for the quarter and the inside sales force accounts were down 3.0%.

The UBAH Division’s discounts and allowances were $1,129,000 and $1,137,700 for the quarterly periods ended November 30, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $1,705,300 and $1,856,400 for the quarterly periods ended November 30, 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 13.8% and 12.9% of UBAH’s gross sales for the quarterly periods ended November 30, 2004 and 2003, respectively, due to normal fluctuations in promotional programs. The Publishing Division’s discounts and allowances were 51.1% and 51.2% of Publishing’s gross sales for the quarterly periods ended November 30, 2004 and 2003, respectively

The decrease in transportation revenues for the three months ended November 30, 2004 is the result of decreased sales in the UBAH Division.

EDUCATIONAL DEVELOPMENT CORPORATION

Expenses

	Three Months Ended November 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Cost of sales	$3,108,700	$3,350,300	$(241,600)	(7.2%)
Operating & selling	1,837,700	2,016,000	(178,300)	(8.8%)
Sales commissions	2,526,700	2,792,300	(265,600)	(9.5%)
General & administrative	402,800	406,700	(3,900)	(1.0%)
Interest	21,500	5,000	16,500	330.0%
Other income	(7,800)	(9,200)	1,400	15.2%

Total	$7,889,600	$8,561,100	$(671,500)	7.8%

Cost of sales decreased approximately 7.2% for the three months ended November 30, 2004 when compared with the three months ended November 30, 2003. The 7.2% decrease in cost of sales is consistent with the percent decrease in gross sales of approximately 7.2% for the same two three-month periods. In comparing the percentage decrease in sales with the percentage decrease in cost of goods, consideration must be given to the mix of products sold. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the three months ended November 30, 2004 and 2003 was 27.0% for each period.

Operating and selling expenses decreased 8.8% for the three months ended November 30, 2004 in part due a decrease in damaged goods returned for both divisions combined of $47,400. Payroll and benefit costs for both divisions combined increased $19,600, the result of annual wage increases and the addition of employees. The UBAH Division also incurred decreases of $136,600 in customer sales incentive costs, primarily the direct result of decreased sales. Reductions in other items aggregating $13,900 contributed to the decrease in operating and selling expenses. Operating and selling expenses as a percentage of net revenues were 20.0% for the three months ended November 30, 2004 and 20.2% for the three months ended November 30, 2003.

Sales commissions in the Publishing Division decreased 29.3% for the three months ended November 30, 2004. Publishing Division sales commissions are paid on net sales and were 1.1% of net sales for the three months ended November 30, 2004 and 1.5% for the three months ended November 30, 2003. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 9.3% for the three months ended November 30, 2004, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.5% of retail sales for the three months ended November 30, 2004 and 39.3% of retail sales for the three months ended November 30, 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative expenses for the three months ended November 30, 2004 decreased 1.0% over the same period last year. General and administrative expenses as a percentage of net revenues were 4.4% for the three months ended November 30 , 2004 and 4.1% for the three months ended November 30, 2003.

Interest expense increased $16,500 due to increased borrowings throughout the three months ended November 30, 2004. Interest expense as a percentage of net revenues was 0.3% for the three months ended November 30, 2004 and was nominal for the three months ended November 30, 2003.

The Company’s effective tax rate was 37.6% and 38.5% for the quarterly periods ended November 30, 2004 and 2003, respectively.

Operating Results for the Nine Months Ended November 30, 2004

The Company had income before income taxes of $3,359,200, for the nine months ended November 30, 2004 compared with $3,215,400 for the nine months ended November 30, 2003.

EDUCATIONAL DEVELOPMENT CORPORATION

Revenues

	Nine Months Ended November 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Gross sales	$31,763,800	$31,897,900	$(134,100)	( 0.4%)
Less discounts & allowances	(8,650,000)	(9,033,300)	383,300	4.2%
Transportation revenue	1,266,400	1,269,600	(3,200)	( 0.3%)

Net revenues	$24,380,200	$24,134,200	$246,000	1.0%

The UBAH Division’s gross sales increased 2.9% during the nine month period ending November 30, 2004 when compared with the same period a year ago. The Company attributes this increase primarily to a 5.0% increase in the average order size and an 18.9% increase in book fair sales. The Publishing Division’s gross sales decreased 5.7% during the nine month period ending November 30, 2004 when compared with the same period a year ago. The Company attributes this decline to a major customer who placed large orders in the second and third quarters last year but did not place a similar order during the second and third quarters this year, leading to a 24.0% decline in sales by the Publishing Division’s outside sales representatives for the nine months ended November 30, 2004. Offsetting this decline was a 0.3% increase in sales by the Division’s inside sales force and a 2.3% increase in sales from the house accounts.

The UBAH Division’s discounts and allowances were $2,752,000 and $2,750,300 for the nine months ended November 30, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were $5,898,000 and $6,283,000 for the nine months ended November 30, 2004 and 2003, respectively. The UBAH Division’s discounts and allowances were 13.6% and 14.0% of UBAH’s gross sales for the nine months ended November 30, 2004 and 2003, respectively. The Publishing Division’s discounts and allowances were 51.4% and 51.6% of Publishing’s gross sales for the nine months ended November 30, 2004 and 2003, respectively.

The decrease in transportation revenues for the nine months ended November 30, 2004 is the result of decreased sales in the UBAH Division.

Expenses

	Nine Months Ended November 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
Cost of sales	$8,482,400	$8,507,400	$(25,000)	( 0.3%)
Operating & selling	4,967,400	5,012,100	(44,700)	( 0.9%)
Sales commissions	6,277,900	6,152,300	125,600	2.0%
General & administrative	1,265,500	1,262,900	2,600	0.2%
Interest	51,100	7,800	43,300	555.1%
Other income	(23,300)	(23,700)	400	1.7%

Total	$21,021,000	$20,918,800	$102,200	0.5%

Cost of sales decreased approximately 0.3% for the nine months ended November 30, 2004 when compared with the nine months ended November 30, 2003. The 0.3% decrease in cost of sales is consistent with the percent decrease in gross sales of approximately 0.4% for the same two nine-month periods. In comparing the percentage decrease in sales with the percentage decrease in cost of goods, consideration must be given to the mix of products sold. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the nine months ended November 30, 2004 and 2003 was 26.7% for each period.

Operating and selling expenses decreased 0.9% for the nine months ended November 30, 2004 in part due to a decrease in damaged returns for both divisions combined of $58,500. Payroll and benefit costs for both divisions increased $73,600, the result of annual wage increases and the addition of employees. Freight costs and handling costs for both divisions increased $65,100, which can be attributed to tariff increases. The UBAH Division incurred a decrease of $138,600 in customer sales incentive costs which can be directly attributable to the decrease in sales. Increases in other items aggregating $13,700 helped offset the decrease in operating and selling expenses. Operating and selling expenses as a percentage of net revenues were 20.4% for the nine months ended November 30, 2004 and 20.8% for the nine months ended November 30, 2003.

EDUCATIONAL DEVELOPMENT CORPORATION

Sales commissions in the Publishing Division decreased 21.4% for the nine months ended November 30, 2004. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the nine months ended November 30, 2004 and 1.4% for the nine months ended November 30, 2003. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division increased 2.3% for the nine months ended November 30, 2004, the direct result of increased sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.5% of retail sales for the nine months ended November 30, 2004 and 39.0% of retail sales for the nine months ended November 30, 2003. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative expenses for the nine months ended November 30, 2004 increased 0.2% over the same period last year. General and administrative expenses as a percentage of net revenues were 5.2% for both the nine month periods ended November 30, 2004 and 2003.

Interest expense increased $43,300 due to increased borrowings throughout the nine months ended November 30, 2004. Interest expense as a percentage of net revenues was 0.2% for the nine months ended November 30, 2004 and was nominal for the nine months ended November 30, 2003.

The Company’s effective tax rate was 37.9% and 38.1% for the nine months ended November 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

The Company’s primary uses of cash are for working capital, purchases of treasury stock under the stock buyback program, the annual dividend and capital expenditures associated with the construction of additional warehouse space. The Company utilizes operating cash flows and its bank credit facility to meet its short-term cash needs.

The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first nine months of fiscal year 2005 the Company repurchased 409,569 shares of its common stock under the stock repurchase program at a cost of $4,382,400. The Company’s construction of a 22,000 square foot addition to its warehouse is completed and is now being utilized in the Company’s normal operations.

The Company’s primary source of liquidity is cash generated from operations. During the first nine months of fiscal year 2005 the Company experienced a positive cash flow from operating activities of $4,527,600. Cash flows from operating activities was increased by a reduction in inventory of $2,196,400 and was reduced by an increase in accounts receivable of $401,400. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory during fiscal year 2005. The amount of income tax the Company will have to pay on fiscal year 2005 earnings was reduced by $318,500 as a result of the benefit obtained from the exercise of stock options. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.

The Company believes that in fiscal year 2005 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

Cash used in investing activities was $481,500. The principal use of cash in investing activities was for progress payments, totaling $404,900, on the construction of the 22,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities includes $38,000 for warehouse equipment, $14,700 for computer equipment, $14,800 in property improvements and $9,100 in other additions. The Company estimates that cash used in investing activities for fiscal year 2005 will be less than $750,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $3,901,500, comprised of $4,382,400 paid to acquire treasury stock, $120,400 received from the sale of treasury stock, $543,500 received from the exercise of stock options, $484,000 annual dividend payment and a net $301,000 received from borrowings under the bank credit agreement.

As of November 30, 2004 the Company did not have any commitments in excess of one year.

EDUCATIONAL DEVELOPMENT CORPORATION

Bank Credit Agreement

Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime floating rate minus 0.25% (4.75% at November 30, 2004) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2004 the Company had $695,000 outstanding. Available credit under the revolving credit agreement was $2,805,000 at November 30, 2004.

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

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $63,000 as of November 30, 2004 and $101,000 as of February 29, 2004. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $69,800 and $49,900 as of November 30, 2004 and February 29, 2004, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 -1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before obsolete inventory reserves, were $943,500 and $823,800 at November 30, 2004 and February 29, 2004, respectively.

Inventories are presented net of a reserve for obsolete inventory. Management has estimated and included a reserve for obsolescence for both current and noncurrent inventory. This reserve is based on management’s identification of obsolete inventory on hand at November 30, 2004 and February 29, 2004. Management has estimated reserves for both current and noncurrent inventory of $349,400 and $282,200 as of November 30, 2004 and February 29, 2004, respectively.

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

New Accounting Standard

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is effective for the Company beginning September 1, 2005. Statement 123(R) will require the fair value of all stock option awards issued to employees of the Company on or after September 1, 2005 to be recorded as an expense over the related vesting period. Statement 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating these new regulations, but expects no impact upon adoption relating to outstanding options since all awards under the existing incentive stock option plan are fully vested at the date of grant.

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

PART II    OTHER INFORMATION

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 14, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 14, 2005 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

EDUCATIONAL DEVELOPMENT CORPORATION

(b) Reports on Form 8-K

A Form 8-K was filed on October 15, 2004 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the second quarter of fiscal year 2005. The press release contained the following financial information for the second quarter of fiscal year 2005 and the second quarter of fiscal year 2004: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date: January 14, 2005	By	/s/ Randall W. White
Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Randall W. White, President and Chief Executive Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of W. Curtis Fossett, Chief Financial Officer of Educational Development Corporation, dated January 14, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.