Form 10-K/A
period 2004-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2005-03-29
CIK 31667

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Educational Development Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended February 29, 2004, filed on May 25, 2004 (the “Original 10-K”), to amend the language contained in the certifications (Exhibits 31.1 and 31.2) to read exactly as set forth in Item 601(b)(31) of Regulation S-K and to amend PART IV, Item 15 to amend the descriptions of Exhibits 23, 31.1 and 31.2. Amendment No. 1 does not reflect any events occurring after the filing date of the Original 10-K, or otherwise modify or update any of the information contained therein.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated April 26, 1968, Certificate of Amendment there to dated June 21, 1968 and By-Laws of the Company are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 27, 1977 and By-Laws of the Company as amended are incorporated herein by reference to Exhibits 20.1 and 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996.

4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957).

10.1	Educational Development Corporation Incentive Stock Option Plan of 1981, is incorporated herein by reference to Exhibit 10.9 to Form 10-K for fiscal year ended February 28, 1982 (File No. 0-4957).

10.2	Agreement by and among the Company, Usborne Publishing Ltd., and Hayes Books, Inc., dated May 17, 1983, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for fiscal year ended February 29, 1984 (File No. 0-4957).

10.3	Settlement Agreement dated August 7, 1986, by and between the Company and Hayes Publishing Ltd., Cyril Hayes Books, Inc. (formerly named Hayes Books, Inc.), and Cyril Hayes is incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 7, 1986 (File No. 0-4957).

10.4	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.5	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.6	Loan Agreement dated January 18, 1990, by and between the Company and State Bank & Trust, N.A., Tulsa, OK (formerly WestStar Bank, N.A., Bartlesville, OK), is incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 1990 (File No. 0-4957).

10.7	Lease Agreement by and between the Company and James D. Dunn dated March 1, 1991, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1991 (File No. 0-4957).

10.8	Agreement for Exchange of Contract Rights and Securities by and between the Company and Robert D. Berryhill dated October 1, 1990, is incorporated herein by reference to Exhibit 10.1 to Form 10-K dated February 28, 1991 (File No. 0-4957).

10.9	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.10	First Amendment dated January 31, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.14 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.11	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

10.12	Second Amendment dated June 30, 1992 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.12 to Form 10-KSB dated February 28, 1994 (File No. 0-4957).

10.13	Third Amendment dated June 30, 1993 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, (formally WestStar Bank, N.A., Bartlesville, OK,) is incorporated herein by reference to Exhibit 10.13 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.14	Fourth Amendment dated June 30, 1994 to Loan Agreement between the Company and State Bank & Trust, N.A, Tulsa, OK, is incorporated herein by reference to Exhibit 10.14 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.15	Fifth Amendment dated March 13, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.15 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.16	Sixth Amendment dated March 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.16 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.17	Seventh Amendment dated April 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.17 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.18	Amendment dated February 28, 1995 to the Lease Agreement by and between the Company and James D. Dunn, is incorporated herein by reference to Exhibit 10.18 to Form 10-KSB dated February 28, 1995 (File No. 0-4957).

10.19	Eighth Amendment Dated July 27, 1995 to Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.19 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

10.20	Restated Loan Agreement dated September 25, 1995 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.20 to Form 10-KSB dated February 29, 1996 (File No. 0-4957).

10.21	Restated Loan Agreement dated June 10, 1996 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.21 to Form 10-K dated February 28, 1997 (File No. 0-4957).

10.22	First Amendment dated June 30, 1997 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.22 to Form 10-K dated February 28, 1998 (File No. 0-4957).

10.23	Second Amendment dated June 30, 1998 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.23 to Form 10-K dated February 28, 1999 (File No. 0-4957).

10.24	Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.25	Lease agreement by and between the Company and James D. Dunn dated July 1, 1999, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.26	First Amendment dated June 30, 2000 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 28, 2001 (File No. 0-4957).

10.27	Second Amendment dated June 30, 2001 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.25 to Form 10-K dated February 28, 2002 (File No. 0-4957).

10.28	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to DEF 14A dated May 23, 2002 (File No. 0-4957)

10.29	Third Amendment dated June 30, 2002 to Restated Loan Agreement between the Company and State Bank & Trust, N.A., Tulsa, OK.

10.30	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 15, 2002.

10.31	Registration of 1,500,000 shares of Common Stock is incorporated herein by reference to Form S-8 dated October 22, 2002 (File No. 333-100659)

10.32	Amendment dated November 12, 2002 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited

*10.33	Fourth Amendment dated June 30, 2003 to Restated Loan Agreement between the Company and Arvest Bank., Tulsa, OK

*23.	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date: March 29, 2005	By /s/ W. Curtis Fossett
W. Curtis Fossett
Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 29, 2005	/s/ Randall W. White

Randall W. White
Chairman of the Board
President, Treasurer and Director

	March 29, 2005	/s/ Robert D. Berryhill

Robert D. Berryhill, Director

	March 29, 2005	/s/ John A. Clerico

John A. Clerico, Director

	March 29, 2005	/s/ Dean Cosgrove

G. Dean Cosgrove, Director

	March 29, 2005	/s/ James F. Lewis

James F. Lewis, Director

	March 29, 2005	/s/ W. Curtis Fossett

W. Curtis Fossett
Principal Financial
and Accounting Officer

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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