Form 10-K
period 2005-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2005-06-10
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-4957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10302 East 55th Place, Tulsa, Oklahoma	74146-6515

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(918) 622-4522

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

Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☑

     The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2004, on the Nasdaq National Market was $29,767,796.

     As of June 6, 2005, 3,738,133 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on August 9, 2005.

EDUCATIONAL DEVELOPMENT CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED FEBRUARY 28, 2005

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Actual events and results may be materially different from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company’s business that may be beyond its control.

          The words “estimate,” “project,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated in this report by reference as well as in other written materials, press releases and oral statements issued by us or on our behalf. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

PART 1

Item 1. BUSINESS

(a) General Development of Business

          Educational Development Corporation (“EDC” or the “Company”), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the exclusive trade publisher of a line of children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).

          The Company was incorporated on August 23, 1965. The Company’s original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.

          During Fiscal Year (“FY”) 2005 the Company operated two divisions: Home Business Division (“Usborne Books at Home” or “UBAH”) and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

(b) Financial Information about Industry Segments

          See part II, Item 8 – Financial Statements and Supplementary Data

(c) Narrative Description of Business

     General

          The principal product of both the Usborne Books at Home Division and Publishing Division is a line of children’s books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,400 different titles. The Company also distributes a product called “Usborne Kid Kits”. These Kid Kits take an Usborne book and combine it with specially selected items and/or toys that complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Alternatively, 18 Kid Kits are also available in an attractive box package. Currently 59 different Kid Kits are available.

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

          There is some risk involved in having only one source for its products – Usborne Publishing Limited. The Company has an excellent working relationship with its foreign supplier Usborne Publishing Limited and can foresee no reason for this to change. Management believes that the Usborne line of books are the best available books of their type.

          Local, state and federal funds are important to the Usborne Books at Home Division but not to the Publishing Division. In many cities and states in which the Company does business, school funds have been severely cut, which impacts sales to school libraries.

     Industry Segments

     (a) Usborne Books at Home Division

          The Usborne Books at Home Division markets the Usborne line of approximately 1,400 titles and 59 Kid Kits through a combination of direct sales, home parties, book fairs and the Internet, sold through a network marketing system. The division also sells to schools and public libraries.

     (b) Publishing Division

          The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.

     Marketing

     (a) Usborne Books at Home Division

          The Usborne Books at Home Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet. The division had approximately 8,300 consultants in 50 states at February 28, 2005.

     (b) Publishing Division

          The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets and through marketing by telephone to the trade. This division markets to approximately 5,100 book, toy and specialty stores. Significant orders totaling 36% of the Publishing Division’s sales have been received from major book chains. During fiscal year 2005 the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

     Competition

     (a) Usborne Books at Home Division

          The Usborne Books at Home Division faces significant competition from several other direct selling companies that have more financial resources. In addition, federal and state funding cuts will also impact the availability of funds to the school libraries. The Company is unable to estimate the effect of these funding cuts on the division’s future sales to school libraries because the magnitude of funding cuts has yet to be determined. Management believes its superior product line and consultant network will enable this division to be highly competitive in its market area.

     (b) Publishing Division

          The Publishing Division faces strong competition from large U.S. and international companies that have more financial resources. Industry sales of juvenile paperbacks approached $466 million annually for calendar year 2004, up 3.8% from the previous year. The Publishing Division’s sales are approximately 1.6% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.

     Seasonality

     (a) Usborne Books at Home Division

          The level of sales for Usborne Books at Home Division is greatest during the Fall as individuals prepare for the holiday season.

     (b) Publishing Division

          The level of sales for the Publishing Division is greatest in the Fall while retailers are stocking up for the holiday season.

     Executive Officers

          The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

		Office
Name	Office	Held Since	Age
Randall W. White	Chairman of the Board, President and Treasurer	1986	63

W. Curtis Fossett	Controller and Corporate Secretary (Principal Financial and Accounting Officer)	1989	59

Craig M. White*	Vice President – Information Systems	2001	36

Ronald T. McDaniel*	Vice President – Publishing Division	2002	67

* The prior business experience for these executive officers who have been employed by the Company for less than five years is as follows:

          In April 2001, Craig M. White, son of Randall W. White, Chairman of the Board, President and Chief Executive Officer, was elected Vice President of Information Systems. Craig White graduated from Oklahoma State University in December 1994 with a BS degree in Electrical and Computer Engineering. He joined EDC in December 1994 as an Inventory Analyst. In July 1995 he was named Manager – Information Systems.

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

     Employees

          As of April 1, 2005, the Company had 76 full-time employees and 2 part-time employees. The Company believes its relations with its employees to be good.

     Company Reports

          The Company makes available free of charge through the Investor Relations portion of its Internet website at www.edcpub.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The information on this website other than these reports is not considered to be part of these reports.

Item 2. PROPERTIES

          The Company is located at 10302 E. 55th Pl., Tulsa, Oklahoma. These facilities are owned by the Company and contain approximately 105,000 square feet of office and warehouse space, including a 22,000 square foot addition to the warehouse, which was completed in August 2004 at a total cost of $584,700.

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

          The common stock of EDC is traded on the Nasdaq National Market (symbol—EDUC). The high and low closing quarterly common stock quotations for fiscal years 2005 and 2004, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2005		2004
Period	High	Low	High	Low
1st Qtr	10.98	10.00	10.63	9.38
2nd Qtr	11.56	10.80	13.58	9.90
3rd Qtr	13.49	10.00	13.05	10.13
4th Qtr	10.83	10.06	11.18	10.35

          The number of shareholders of record of EDC’s common stock at April 25, 2005 was 929.

          The Company paid a $0.12 per share annual dividend during fiscal year 2005 and a $0.10 per share annual dividend during fiscal year 2004. The Company will pay a $0.15 per share dividend on June 10, 2005 to shareholders of record as of June 3, 2005.

          The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended February 28, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased (1)	Share (or Unit)	or Programs (2)	Plans or Programs
December 1, 2004 – December 31, 2004	69,791	$10.33	69,791	179,064

January 1, 2005 – January 31, 2005	—	—	—	179,064

February 1, 2005 – February 28, 2005	—	—	—	179,064

Total	69,791	$10.33	69,791

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below and all of such shares were purchased through open-market transactions, except for 285 shares purchased during the period of December 1, 2004 – December 31, 2004, which were purchased privately.

(2)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.

Item 6. SELECTED FINANCIAL DATA

	YEARS ENDED FEBRUARY 28 (29)
	2005	2004	2003	2002	2001
Total Revenues	$31,650,779	$31,127,268	$26,869,681	$22,065,957	$18,823,682

Earnings From Continuing Operations	$2,406,074	$2,373,450	$1,996,615	$1,531,274	$1,090,262

Earnings From Continuing Operations Per Common Share
Basic	$.62	$.60	$.52	$.40	.28

Diluted	$.59	$.55	$.48	$.38	$.27

Total Assets	$17,980,506	$19,112,694	$17,587,725	$14,156,798	$12,471,650

Cash Dividends Declared Per Common Share	$.12	$.10	$.06	$.04	$.02

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Company operates two separate divisions, Publishing and Usborne Books at Home to sell the Usborne line of children’s books. These two divisions each has its own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as to school and public libraries.

Publishing Division

          The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books. The Publishing Division is in direct competition with all of these other companies. Sales in the book industry were approximately $23.7 billion for calendar year 2004. Sales in the trade industry, defined as wholesale sales to retailers, were approximately $5.2 billion for calendar year 2004. Sales in the juvenile paperback market, the Company’s market segment, were approximately $466 million for calendar year 2004. The Company’s market share in the juvenile paperback market has remained between 1.6% and 1.7% during the last three years.

     The following table sets forth the annual sales in the book industry for the last three calendar years and compares these sales to the Publishing Division’s net sales.

Table of Book Industry Sales (1)
(amounts in millions)

	2004	2003	2002
Sales – Total Industry	$23,715.4	$23,420.6	$22,398.1
Sales – Total Trade	$5,159.8	$5,063.8	$5,002.3
Sales – Juvenile Paperback	$465.6	$448.6	$473.2
Publishing Division’s Sales (2)	$7.3	$7.5	$7.6
Publishing Division’s Market Share of Total Book Industry	0.03%	0.03%	0.03%
Publishing Division’s Market Share of Total Trade Market	0.14%	0.15%	0.15%
Publishing Division’s Market Share of Juvenile Paperback Market	1.6%	1.7%	1.6%

(1)	Source: Association of American Publishers

(2)	Reported on fiscal year basis

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

	FY 2005	FY 2004	FY 2003
National chain stores	36%	32%	35%
All other	64%	68%	65%

Total net sales	100%	100%	100%

          Sales to national chain stores increased in fiscal year 2005 primarily due to special promotions run by the major chains involving certain themes or subjects for which the Company’s books were particularly suited.

          The Publishing Division follows several avenues in order to attract potential new customers and maintain current customers. Company personnel attend many of the national trade shows held by the book selling industry each year. These shows allow the Company to make contact with potential buyers who may be unfamiliar with the Company’s books. The Company actively targets the national chains through joint promotional efforts and institutional advertising in trade publications. The Publishing Division also participates with certain customers in a cooperative advertising allowance program, under which the Company pays back to the customer up to 2% of the net sales to that customer. The Company’s products are then featured in promotions, such as catalogs, offered by the vendor. The Company may also acquire, for a fee, an end cap position in a bookstore (the Company’s products are placed on the end of a shelf), which in the publishing industry is considered an advantageous location in the bookstore. The costs of these promotions have been classified as reductions in revenue in the statements of earnings. In January 2005 the Company launched the most comprehensive marketing and promotion program in its history. The program consists of additional promotional sales aids and strategies to increase market penetration.

          The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market. They maintain contact with approximately 5,100 customers. During fiscal year 2005 the telesales group opened 346 new accounts. The Company’s full color, 130-page catalogs, which are revised twice a year, are mailed to nearly 5,100 customers and potential customers. The Company also offers two display racks to assist stores in displaying the Company’s products. One is a six-foot rack with five adjustable shelves that can hold approximately 250 titles. The second rack is a four-sided rack with three levels that will hold between 50 and 60 of the Company’s Kid Kits. There were 3,942 of these attractive racks in retail stores throughout the country at the end of fiscal year 2005.

          Publishing Division’s revenues have remained constant during the last three fiscal years, with net revenues between $7.3 million — $7.6 million each fiscal year. Management expects that in fiscal year 2006 the Publishing Division will achieve revenues in the $7.5 million — $8.0 million range.

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

	FY 2005	FY 2004	FY 2003
New Consultants	5,646	6,964	5,715
Active Consultants End of Fiscal Year	8,273	8,800	7,000

          The UBAH Division presently has six levels of sales representatives: consultants; supervisors; senior supervisors; executive supervisors; senior executive supervisors; directors. Upon signing up, each individual is considered a consultant. A consultant receives commissions from each sale the consultant makes, the commission rate being determined by the marketing program under which the sale is made. In addition, consultants receive a monthly sales bonus once the consultant’s sales reach an established monthly goal. Consultants who recruit other consultants and meet certain established criteria are eligible to become supervisors. Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups. The marketing program under which the sales are made determines the rate for the override payments. Once supervisors reach certain established criteria, they become senior supervisors and are eligible to earn promotion bonuses on their consultants. Once senior supervisors reach certain established criteria, they become executive supervisors, senior executive supervisors or directors. Executive supervisors and higher may receive an additional monthly override payment based upon the sales of their downline groups.

          The table below sets forth the different types of marketing programs UBAH offers and the percentage of net UBAH revenues, including transportation revenue, that each marketing program has generated for the last three fiscal years.

	FY 2005	FY 2004	FY 2003
Home Shows	51%	54%	57%
Direct Sales	3%	4%	4%
Book Fair	24%	21%	16%
School & Library	9%	8%	11%
Internet	3%	3%	2%
Transportation Revenue	10%	10%	10%

Totals	100%	100%	100%

          The table below sets forth a comparison of the percentage increase (decrease) between fiscal years in the net revenue generated by the different types of marketing programs offered by UBAH, along with the percentage increase (decrease) in transportation revenue.

	FY 2005	FY 2004
	Compared With	Compared With
	FY 2004	FY 2003
Home Shows	(2%)	17%
Direct Sales	(8%)	19%
Book Fair	16%	64%
School & Library	7%	0%
Internet	32%	94%
Transportation Revenue	0%	17%

          Home shows are the largest generator of revenue for the UBAH Division and will continue as such for the foreseeable future. Home shows declined 2% or $180,000 during fiscal year 2005. This can be attributed to the decline in the number of new consultants signed up during the year.

          The direct sales market declined 8% or $48,000 during fiscal year 2005. This can be attributed to the decline in the number of new consultants signed up during the year.

          The book fair marketing program continues to grow. Scholastic dominates the book fair market. The Company’s book fair program is comparable to Scholastic’s program and the Company is making inroads into their market share. Many schools will hold joint book fairs with UBAH and our competitors and the Company does well at these events. In many cases, UBAH book fairs have been the only allowed participant. The Company looks forward to continued growth in this market area as the Company’s book fair program gains wider acceptance.

          The school and library market is affected by the budget constraints of the various state school budgets. Cuts in schools’ budgets affect the ability of UBAH to be more effective in this market. However, increased numbers of consultants have entered this section of the market place and sales in fiscal year 2005 increased 7% over fiscal year 2004.

          The Internet market is a relatively new market for UBAH. The revenues from this market, when compared with the other markets, are quite small. However, Internet sales have increased significantly year to year. This is the result of more consultants purchasing Company developed web sites.

The UBAH Marketing Programs

          Homes shows were the original marketing program when UBAH began in 1989 and continues today to generate the greatest percentage of revenue for UBAH. Consultants contact individuals (“hostesses”) to hold book shows in their homes. The consultant assists the hostess in setting up the details for the show. The consultant makes a presentation at the show and takes orders for the books. The hostess earns free books based upon the total sales at the show. Customer specials are available for customers when they order a selected amount. Additionally, home shows provide an excellent opportunity for recruiting new consultants.

          Direct sales are sales without a hostess being involved. This program makes it possible for the consultant to work directly out of her home selling to friends, neighbors and other customers. It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show. The UBAH Division offers many promotions (customer specials) throughout the year. These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria. The discounts under these promotions are recorded in discounts and allowances.

          Book fairs can be held with almost any organization as the sponsor. The consultant provides promotional materials to acquaint parents with the books. Parents turn in their orders at a designated time. The book fair program generates free books for the sponsoring organization. UBAH also has a Reach For The Stars fundraiser program. This is a pledge-based reading incentive program that provides cash and books to the organization and books for the children.

          School and library sales are restricted to consultants who have received additional training in order to allow them to sell to schools and libraries. The UBAH consultant is the only source that a library or school has for library bound Usborne books. They are not available through any of the school supply distribution companies.

          The UBAH Division offers individual web sites to the consultants. These sites are hosted by the Company and are available for a nominal price. The consultants can customize the web sites to their own particular needs or they can maintain the generic site. These web sites provide access to the Company’s 1,400 plus titles. Orders can be processed on line through a shopping cart arrangement. The orders are transmitted to the Company and the consultant receives sales credit and commission on the sales.

          The cost of the free books provided under the various UBAH marketing programs is recorded as operating and selling expense in the statements of earnings.

          The table below sets forth the number of orders for each UBAH marketing program.

	FY 2005	FY 2004	FY 2003
Home Shows	41,237	41,763	35,489
Direct Sales	10,140	10,928	9,366
Book Fair	7,243	6,503	4,208
School & Library	4,251	4,842	6,435
Internet	17,609	13,532	7,017

	80,480	77,568	62,515

          The Company monitors the trends displayed in the above table in order to judge how the five marketing programs are performing. This table shows strong growth in two of the five categories. Home shows and direct sales suffered declines due to the lower number of new recruits signed up during FY2005. Despite a lower number of orders, the average size per order in the school and library division increased 22%, accounting for the increased sales in this market segment. As addressed above, the school and library market is impacted by the budget cuts undertaken by many schools. Internet orders increased as more consultants took advantage of the Company sponsored web sites.

          UBAH’s revenues and profits for fiscal year 2005 increased for the sixth consecutive year. The Company believes that the UBAH Division has the greatest growth potential for the Company. While there are many multi-level companies in the United States, UBAH is the only one exclusively selling books. The Company believes this is a fertile market with excellent opportunities for continued growth. The keys to future growth in the UBAH Division are recruiting new consultants and retaining existing consultants. In January 2005 the Company launched the most comprehensive marketing and promotion program in its history. The program consists of additional promotional sales aids and strategies designed to increase sales and recruiting.

Results of Operations

          The following table sets forth statements of earnings data as a percentage of total revenues

	FY 2005	FY 2004	FY 2003
Revenues	100.0%	100.0%	100.0%
Cost of sales	35.8%	36.3%	37.6%

Gross margin	64.2%	63.7%	62.4%
Operating expenses:
Operating & selling	21.7%	21.6%	21.4%
Sales commissions	24.9%	24.8%	23.5%
General & administrative	5.4%	5.3%	5.7%
Interest	0.2%	0.0%	0.0%

Total operating expenses	52.2%	51.7%	50.6%

Other income	0.3%	0.3%	0.2%

Earnings before income taxes	12.3%	12.3%	12.0%
Income taxes	4.7%	4.7%	4.6%

Net earnings	7.6%	7.6%	7.4%

Fiscal Year 2005 Compared with Fiscal Year 2004

Operating Results

          The Company had earnings before income taxes of $3,885,074 for fiscal year 2005 compared with $3,832,450 for fiscal year 2004.

Revenues

	FY 2005	FY 2004	$ Increase
Gross sales	$41,361,612	$40,940,822	$420,790
Less discounts & allowances	(11,324,165)	(11,424,127)	99,962
Transportation revenue	1,613,332	1,610,573	2,759

Net revenues	$31,650,779	$31,127,268	$523,511

          The UBAH Division’s gross sales increased 2.6% or $676,800 during FY 2005 when compared with FY 2004. The Company attributes this increase to the book fair market and school and library market, which both recorded increased sales during FY 2005. The Publishing Division’s gross sales declined 1.8% or $256,000 during FY 2005 when compared with FY 2004. The Company attributes this decline to the loss last year of a major customer due to bankruptcy.

          The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $7.8 million and $7.9 million in fiscal years 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 52% of Publishing’s gross sales for both fiscal years 2005 and 2004.

          The UBAH Division’s discounts and allowances were $3.5 million in fiscal years 2005 and 2004. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14% of UBAH’s gross sales for both fiscal years 2005 and 2004.

          The increase in transportation revenues is the result of increased sales in the UBAH Division.

Expenses

	FY 2005	FY 2004	$ Increase
Cost of sales	$11,338,039	$11,295,738	$42,301
Operating & selling	6,860,540	6,730,548	129,992
Sales commissions	7,875,891	7,712,408	163,483
General & administrative	1,719,240	1,639,141	80,099
Interest	67,620	9,762	57,858

Total	$27,861,330	$27,387,597	$473,733

          Cost of sales increased approximately 0.4% in fiscal year 2005 when compared with fiscal year 2004. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage increase in gross sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of the Company’s products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years. We expect the percentage increases in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be similar in movement in the foreseeable future. The 0.4% increase in cost of sales for fiscal year 2005 over fiscal year 2004 is consistent with the percent increase in gross sales of approximately 1.0% for the same periods. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $1,196,915 in FY2005, $1,110,634 in FY2004 and $999,450 in FY2003. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.

          In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased because of higher payroll and benefits costs of $175,900 and increases in sales incentives offered by the UBAH Division totaling $64,900. Offsetting the increase in operating and selling expenses were decreases in damaged returns for both divisions of $109,300. Payroll and benefits costs increased because of additional personnel added to the order fulfillment areas and annual wage increases necessary to keep the Company competitive in the local job market. Operating and selling expenses as a percentage of gross sales were 16.6% and 16.4% for fiscal year 2005 and fiscal year 2004, respectively.

          Sales commissions in the Publishing Division decreased $19,700 for the fiscal year ended 2005, due to the decrease in net sales. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales in fiscal year 2005 and 1.4% of net sales in fiscal year 2004. Publishing Division sales commissions will fluctuate as a percentage of net sales, depending upon the type of customer. Sales to the major chains are handled by the Publishing Division Vice President and no sales commissions are paid on these sales. Sales commissions in the UBAH Division increased $183,200. UBAH Division sales commissions are paid on retail sales and were 38.2% for fiscal year 2005 and 38.9% for fiscal year 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The increase in sales commissions is the result of increased sales in the UBAH Division.

          General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses increased because of higher payroll and benefits costs and increased maintenance costs. Payroll and benefits increased $76,600, due to annual salary adjustments necessary to keep the Company competitive in the local job market and the addition of new personnel. Routine maintenance and repair costs to the Company’s facility increased $13,800. General and administrative expenses as a percentage of gross sales were 4.2% for fiscal year 2005 and 4.0% for fiscal year 2004.

          Interest expense increased $57,858 due to increased borrowings throughout fiscal year 2005 and higher interest rates. The Federal Reserve increased interest rates six times during fiscal year 2005, which in turn caused the Company’s rate to increase. Interest expense as a percentage of gross sales was 0.16% in fiscal year 2005 and .02% in fiscal year 2004.

          The tax provision for fiscal year 2005 was $1,479,000. The effective rate for fiscal year 2005 was 38.0%, which is consistent with fiscal year 2004. The Company’s current tax liability was reduced by $399,200 as a result of the benefit obtained from several Company officers and former officers exercising stock options.

Fiscal Year 2004 Compared with Fiscal Year 2003

Operating Results

          The Company had earnings before income taxes of $3,832,450 for fiscal year 2004 compared with $3,223,315 for fiscal year 2003.

Revenues

			$ Increase/
	FY 2004	FY 2003	(decrease)
Gross sales	$40,940,822	$36,715,349	$4,225,473
Less discounts & allowances	(11,424,127)	(11,223,231)	(200,896)
Transportation revenue	1,610,573	1,377,563	233,010

Net revenues	$31,127,268	$26,869,681	$4,257,587

          The UBAH Division’s gross sales increased 21% or $4.4 million during fiscal year 2004 when compared with fiscal year 2003. Each quarter of fiscal year 2004 recorded a sales increase when compared with the same quarter of fiscal year 2003. A quarterly comparison of fiscal year 2004 versus fiscal year 2003 shows the first quarter up 20%, the second quarter up 28%, the third quarter up 23% and the fourth quarter up 11%. The Company attributes these increases primarily as a result of a 22% increase in the number of new consultants. In addition, the Company continued to offer leadership skills seminars throughout fiscal year 2004. These seminars are designed to help supervisors build their business and the seminars proved to be very popular with these supervisors. The Publishing Division’s gross sales declined 1% or $157,000 during fiscal year 2004 when compared with fiscal year 2003. The Company attributes this decline to the loss of a major customer due to bankruptcy.

          The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $7.9 million and $8.0 million in fiscal years 2004 and 2003, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 52% and 51% of Publishing’s gross sales for the fiscal years 2004 and 2003, respectively.

          The UBAH Division’s discounts and allowances were $3.5 million and $3.2 million in fiscal years 2004 and 2003, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14% and 15% of UBAH’s gross sales for the fiscal years 2004 and 2003 respectively.

          The increase in transportation revenues is the result of increased sales in the UBAH Division.

Expenses

	FY 2004	FY 2003	$ Increase
Cost of sales	$11,295,738	$10,103,532	$1,192,206
Operating & selling	6,730,548	5,754,324	976,224
Sales commissions	7,712,408	6,327,058	1,385,350
General & administrative	1,639,141	1,537,775	101,366
Interest	9,762	884	8,878

Total	$27,387,597	$23,723,573	$3,664,024

          Cost of sales increased approximately 12% in fiscal year 2004 when compared with fiscal year 2003. The Company’s cost of its products is 25% to 32% of the gross sales price, depending upon the product. In comparing the percentage increase in sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of the Company’s products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years. We expect the percentage increases in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be similar in movement in the foreseeable future. The 12% increase in cost of sales is consistent with the percent increase in gross sales of approximately 12% for the same two fiscal years. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $1,110,634 in fiscal year 2004, $999,450 in fiscal year 2003 and $813,694 in fiscal year 2002. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution network in cost of sales.

          In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased because of an increase in freight expense for both divisions combined of $310,000 and an increase in damaged returns for both divisions combined of $68,000. The UBAH Division incurred increases of $452,000 in customer sales incentive costs and an increase in credit card fees in the UBAH Division of $98,000. These increases are directly attributable to the increase in sales. Operating and selling expenses as a percentage of gross sales were 16.4% for fiscal year 2004 and 15.7% for fiscal year 2003.

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

          General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses increased primarily due to higher payroll costs. Payroll costs increased $60,700 due to annual salary adjustments necessary to keep the Company competitive in the local job market. Other items contributing to the increase in general and administrative costs were increases to the reserve for bad debts of $12,000, an increase in the accrual for audit and tax fees of $14,700 and other items aggregating $14,000. General and administrative expenses as a percentage of gross sales were 4.0% for fiscal year 2004 and 4.2% for fiscal year 2003.

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

Liquidity and Capital Resources

          The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

          The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

          The Company expects its ongoing cash flow to exceed cash required to operate the business. Consequently, the Company expects that it will be able to reduce short-term borrowings during the year.

          The Company’s primary source of liquidity is cash generated from operations. During fiscal year 2005 the Company experienced a positive cash flow from operations of $4,075,001. Cash flow from operations was enhanced by the reduction of inventory in the amount of $1,893,700. The Company believes that inventory is adequate to meet sales requirements and does not foresee increasing inventory during fiscal year 2006.

          The Company believes that in fiscal year 2006 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

          Cash used in investing activities was $483,400. The principal use of cash in investing activities was for progress payments, totaling $404,900, on the construction of the 22,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities included $23,800 in property improvements, $29,300 for warehouse equipment and $25,400 for data processing equipment. The Company estimates that cash used in investing activities for fiscal year 2006 will be less than $1,000,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

          Cash received in financing activities was $122,500 from the sale of treasury stock, $543,500 from the exercise of stock options, a net $1,034,000 in borrowings under the bank credit agreement and $399,200 reduced income taxes from exercise of stock options. Cash used in financing activities included $5,103,300 paid to acquire treasury stock and the annual dividend totaling $484,000.

Contractual Obligations

     The table below summarizes the maturity dates of our contractual obligations by period.

Payments due by period
		Less			More
		than			then
Contractual		1	1-3	3-5	5
obligations	Total	year	years	years	years

Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	$4,053,900	$4,053,900	—	—	—

Other Long- Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$4,053,900	$4,053,900	—	—	—

Bank Credit Agreement

     Effective June 30, 2004, the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit. The line of credit is evidenced by a promissory note in the amount of $3,500,000 payable June 30, 2005. The note bears interest at the Wall Street Journal prime floating rate minus 0.25% payable monthly (5.25% at February 28, 2005). The note is collateralized by substantially all of the assets of the Company. At February 28, 2005 the Company had $1,428,000 outstanding. Available credit under the revolving credit agreement was $2,072,000 at February 28, 2005. The Company intends to renew the credit line prior to the maturity date and extend the maturity date to June 30, 2006.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, the Company considers the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

Stock Based Compensation

The Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment,” which requires fair-value measurement and recognition of stock-based compensation. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123 was effective. For the Company, this begins with its fiscal year ended February 28, 1997. Historically, the Company has accounted for stock-based compensation using the intrinsic value method under APB 25. No stock-based compensation cost was reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Revenue Recognition

     Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $63,000 as of February 28, 2005 and $101,100 as of February 29, 2004. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

     The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $77,391 and $49,919 as of February 28, 2005 and February 29, 2004, respectively.

Inventory

     Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $1,111,700 and $823,751 at February 28, 2005 and February 29, 2004, respectively.

     Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This allowance is based on management’s identification of slow moving inventory on hand at February 28, 2005 and February 29, 2004. Management has estimated a valuation allowance for both current and noncurrent inventory of $424,870 and $282,165 as of February 28, 2005 and February 29, 2004, respectively.

     The Company’s product line contains approximately 1,400 titles, each with different rates of sale, depending upon the popularity of the various titles. Almost all of the Company’s product line is saleable as the books are not topical in nature and remain current in content today as well as in the future. A few of the titles, less than 50, have a limited time when they remain current in content, i.e. computer books, and these few titles are fully reserved as warranted. The Company’s products are printed in Europe, China and the Middle East, resulting in a six-month lead-time to have a title reprinted and delivered to the Company. The Company’s principal supplier, based in England, imposes minimum order requirements before reprinting a title. At the current time the Company must reorder 7,500 or more of a title in order to get a solo print run. If the Company orders less than 7,500 of a title, then it must share a print run with the suppliers other customers. Sharing a print run has resulted in delays of up to twelve months in the Company receiving the ordered title. Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. The Company then places the initial order or re-order based upon this analysis. These factors and historical analysis have led Management to determine that 2.5 years represents a reasonable estimate of the normal operating cycle for the Company’s products.

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

     The information required by this Item 8 begins at page 29.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2005.

     The Audit Committee dismissed the Company’s independent registered public accounting firm, Deloitte & Touche LLP, as of February 22, 2005. The Audit Committee selected Tullius Taylor Sartain & Sartain LLP (“Tullius Taylor”) headquartered in Tulsa, Oklahoma, as the Company’s new independent registered public accounting firm for the fiscal year ended February 28, 2005.

Item 9.A	CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2005. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9.B	OTHER INFORMATION

     None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors

     The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on August 9, 2005.

     (b) Identification of Executive Officers

     Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

     (c) Compliance With Section 16 (a) of the Exchange Act

     The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on August 9, 2005.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on August 9, 2005.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on August 9, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

     The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on August 9, 2005.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

     1. Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.	Exhibits

3.1	Restated Certificate of Incorporation of the Company dated April 26, 1968, and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 27, 1977 are incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.3	By-Laws of the Company as amended are incorporated herein by reference to Exhibit 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996. is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-4957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-4957)

4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957) filed June 29, 1970.

10.1	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.2	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.3	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.4	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

10.5	Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.6	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement of the Company on Schedule 14A dated May 23, 2002 (File No. 0-4957)

10.7	Amendment dated November 12, 2002 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

*10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

*10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

*23.1	Consent of current Independent Registered Public Accounting Firm

*23.2	Consent of prior Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date: June 10, 2005	By	/s/ W. Curtis Fossett

W. Curtis Fossett
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	June 10, 2005	/s/ Randall W. White
Randall W. White
Chairman of the Board President, Treasurer and Director

	June 10, 2005	/s/ Robert D. Berryhill
Robert D. Berryhill, Director

	June 10, 2005	/s/ John A. Clerico
John A. Clerico, Director

	June 10, 2005	/s/ Dean Cosgrove
G. Dean Cosgrove, Director

	June 10, 2005	/s/ James F. Lewis
James F. Lewis, Director

	June 10, 2005	/s/ W. Curtis Fossett
W. Curtis Fossett
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Educational Development Corporation

We have audited the balance sheet of Educational Development Corporation as of February 28, 2005, and the related statements of earnings, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” We also audited the adjustments described in Note 1 that were applied to restate the financial statements as of and for the year ended February 29, 2004 and February 28, 2003. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Tullius Taylor Sartain & Sartain LLP

Tulsa, Oklahoma
June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Educational Development Corporation

We have audited the balance sheet of Educational Development Corporation (the “Company”) as of February 29, 2004, and the related statements of earnings, shareholders’ equity, and cash flows for the years ended February 29, 2004 and February 28, 2003 (none of which are presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2004, and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
May 19, 2004

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$364,024	$260,505
Accounts receivable, less allowance for doubtful accounts and sales returns $140,391 (2005) and $150,919 (2004)	2,442,436	2,135,237
Inventories—Net	11,749,238	13,795,235
Prepaid expenses and other assets	103,346	147,024
Income taxes receivable	53,805	44,855
Deferred income taxes	44,800	30,200

Total current assets	14,757,649	16,413,056

INVENTORIES—Net	723,290	570,996

PROPERTY, PLANT AND EQUIPMENT—Net	2,402,767	2,046,142

DEFERRED INCOME TAXES	96,800	82,500

TOTAL	$17,980,506	$19,112,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$1,428,000	$394,000
Accounts payable	3,612,877	3,719,428
Accrued salaries and commissions	463,423	445,507
Other current liabilities	344,060	310,202

Total current liabilities	5,848,360	4,869,137

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares;
Issued 5,762,340 (2005) and 5,596,340 (2004) shares;
Outstanding 3,735,513 (2005) and 4,025,773 (2004) shares	1,152,468	1,119,268
Capital in excess of par value	7,469,486	6,518,669
Retained earnings	14,214,093	12,292,066

	22,836,047	19,930,003
Less treasury stock, at cost	(10,703,901)	(5,686,446)

	12,132,146	14,243,557

TOTAL	$17,980,506	$19,112,694

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2005	2004	2003
GROSS SALES	$41,361,612	$40,940,822	$36,715,349
Less discounts and allowances	(11,324,165)	(11,424,127)	(11,223,231)
Transportation revenue	1,613,332	1,610,573	1,377,563

NET REVENUES	31,650,779	31,127,268	26,869,681
COST OF SALES	11,338,039	11,295,738	10,103,532

Gross margin	20,312,740	19,831,530	16,766,149

OPERATING EXPENSES:
Operating and selling	6,860,540	6,730,548	5,754,324
Sales commissions	7,875,891	7,712,408	6,327,058
General and administrative	1,719,240	1,639,141	1,537,775
Interest	67,620	9,762	884

	16,523,291	16,091,859	13,620,041

OTHER INCOME	95,625	92,779	77,207

EARNINGS BEFORE INCOME TAXES	3,885,074	3,832,450	3,223,315

INCOME TAXES	1,479,000	1,459,000	1,226,700

NET EARNINGS	$2,406,074	$2,373,450	$1,996,615

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.62	$0.60	$0.52

Diluted	$0.59	$0.55	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,902,075	3,948,193	3,835,411

Diluted	4,088,130	4,293,802	4,158,781

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—March 1, 2002	5,429,240	$1,085,848	$4,417,507	$9,647,723	1,607,123	$(5,035,737)	$10,115,341

Cumulative SFAS 123 retroactive adjustments			1,127,328	(1,101,628)			25,700
Stock-based compensation			41,470				41,470
Purchases of treasury stock					107,498	(765,227)	(765,227)
Sales of treasury stock			138,286		(90,201)	321,566	459,852
Exercise of options ($1.50—$5.50/share)	12,400	2,480	63,613		(10,400)	32,607	98,700
Dividends paid ($0.06/share)				(230,146)			(230,146)
Net earnings				1,996,615			1,996,615

BALANCE—February 28, 2003	5,441,640	1,088,328	5,788,204	10,312,564	1,614,020	(5,446,791)	11,742,305

Purchases of treasury stock					54,304	(575,820)	(575,820)
Sales of treasury stock			301,525		(97,757)	336,165	637,690
Exercise of options ($1.375—$4.00/share)	154,700	30,940	341,040				371,980
Tax benefit–stock options			87,900				87,900
Dividends paid ($0.10/share)				(393,948)			(393,948)
Net earnings				2,373,450			2,373,450

BALANCE—February 29, 2004	5,596,340	1,119,268	6,518,669	12,292,066	1,570,567	(5,686,446)	14,243,557

Purchases of treasury stock					479,360	(5,103,255)	(5,103,255)
Sales of treasury stock			36,700		(23,100)	85,800	122,500
Exercise of options ($2.1875—$6.00/share)	166,000	33,200	510,300				543,500
Tax benefit–stock options			399,178				399,178
Stock-based compensation			4,639				4,639
Dividends paid ($0.12/share)				(484,047)			(484,047)
Net earnings				2,406,074			2,406,074

BALANCE—February 28, 2005	5,762,340	$1,152,468	$7,469,486	$14,214,093	2,026,827	$(10,703,901)	$12,132,146

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,406,074	$2,373,450	$1,996,615
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	125,570	167,500	165,910
Stock-based compensation	4,639	—	41,470
Deferred income taxes	(28,900)	44,800	(24,100)
Provision for doubtful accounts and sales returns	1,210,272	1,009,645	1,057,803
Loss on disposal of property, plant and equipment	1,163	—	—
Changes in assets and liabilities:
Accounts and income tax receivable	(1,526,421)	(1,052,325)	(1,154,792)
Inventories	1,893,703	(2,610,636)	(2,779,765)
Prepaid expenses and other assets	43,678	(20,868)	11,846
Accounts payable, accrued salaries and commissions, and other current liabilities	(54,777)	(1,209,688)	1,707,121
Income tax payable		(160,303)	96,550

Total adjustments	1,668,927	(3,831,875)	(877,957)

Net cash provided by (used in) operating activities	4,075,001	(1,458,425)	1,118,658

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(483,358)	(235,854)	(155,744)

Net cash used in investing activities	(483,358)	(235,854)	(155,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	13,235,000	8,192,000	1,317,000
Payments on revolving credit agreement	(12,201,000)	(7,798,000)	(1,317,000)
Cash received from exercise of stock options	543,500	371,980	98,700
Tax benefit of stock options exercised	399,178	87,900	—
Cash received from sale of treasury stock	122,500	637,690	459,852
Cash paid to acquire treasury stock	(5,103,255)	(575,820)	(765,227)
Dividends paid	(484,047)	(393,948)	(230,146)

Net cash provided by (used in) financing activities	(3,488,124)	521,802	(436,821)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,519	(1,172,477)	526,093

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	260,505	1,432,982	906,889

CASH AND CASH EQUIVALENTS—END OF YEAR	$364,024	$260,505	$1,432,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$62,533	$8,102	$884

Cash paid for income taxes	$1,117,672	$1,531,458	$1,154,250

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business—Educational Development Corporation (the “Company”) distributes books and publications through its Publishing and Usborne Books at Home (“UBAH”) Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”). The Company is the sole U.S. distributor of books and related items, which are published by an England based publishing company. The England based publishing company is the Company’s primary supplier.

     Estimates—The Company’s financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     Business Concentration—A significant portion of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $8.0 million, $12.7 million and $11.1 million for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. Total inventory purchases were approximately $11.2 million, $15.3 million and $13.9 million for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

     Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks. The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash.

     Accounts Receivable— Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

     Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The Company presents a portion of its inventory as a noncurrent asset. Occasionally the Company purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These excess quantities were included in noncurrent inventory. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory.

     Inventories are presented net of a valuation allowance. Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory. This allowance is based on management’s analysis of inventory on hand at February 28, 2005 and February 29, 2004.

     Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery & equipment	3 - 10 years
Furniture & fixtures	3 years

     Income Taxes—The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the regular tax rate expected to be in effect when the taxes are actually paid or recovered. The Company records net deferred tax assets related to the recognition of future tax benefits, to the extent that realization of such benefits is considered more likely than not to occur.

     Revenue Recognition—Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 77% of net revenues in FY2005, 76% in FY2004 and 72% in FY2003. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. Management approves sales returns on a case-by-case basis. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

     Advertising Costs—The Company expenses advertising costs as incurred. Advertising expenses, included in selling and operating expenses in the statements of earnings, were $11,573 in FY2005, $6,795 in FY2004 and $11,460 in FY2003.

     Shipping and Handling Costs—The Company classifies shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs were $2,108,565 for FY 2005, $1,995,038 for FY2004 and $1,685,072 for FY2003.

     Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

     The following reconciles the diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	February 28,	February 29,	February 28,
	2005	2004	2003
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$2,406,074	$2,373,450	$1,996,615

Shares:
Weighted average shares outstanding–basic	3,902,075	3,948,193	3,835,411
Assumed exercise of options	186,055	345,609	323,370

Weighted average shares outstanding–diluted	4,088,130	4,293,802	4,158,781

Diluted Earnings Per Share	$0.59	$0.55	$0.48

     There were no stock options for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003 excluded from the diluted earnings per share calculation.

     Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, accounts payable and notes payable to the bank, the carrying amount approximates fair value because of the short maturity of those instruments.

     Long-Lived Asset Impairment—The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows. No impairment was noted as a result of such review during the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

     Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the fourth quarter of fiscal year 2005, the Company early adopted SFAS No. 123R which eliminates the alternative of applying the intrinsic value measurement provision of APB 25 to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this begins with its fiscal year ended February 28, 1997. As a result of the adoption, retained earnings as of March 1, 2003 was reduced by $1,101,628; deferred tax assets were increased by $25,700; and capital in excess of par value was increased by $1,127,328. The accounting change increased earnings by approximately $198,000 in fiscal year 2005 ($.05 per diluted share) and decreased earnings by approximately $41,000 in fiscal year 2003 ($.01 per diluted share.)

     Reclassifications—Certain prior year amounts have been reclassified to conform with the 2005 presentation.

2. INVENTORIES

     Inventories consist of the following:

	February 28,	February 29,
	2005	2004
Current:
Book inventory	$11,785,698	$13,824,645
Inventory valuation allowance	(36,460)	(29,410)

Inventories net–current	$11,749,238	$13,795,235

Noncurrent:
Book inventory	$1,111,700	$823,751
Inventory valuation allowance	(388,410)	(252,755)

Inventories net–noncurrent	$723,290	$570,996

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	February 28,	February 29,
	2005	2004
Land	$250,000	$250,000
Building	2,124,712	1,540,000
Machinery and equipment	1,765,552	1,710,070
Furniture and fixtures	65,807	56,815

	4,206,071	3,556,885
Less accumulated depreciation and amortization	(1,803,304)	(1,690,519)
Construction in progress	—	179,776

	$2,402,767	$2,046,142

4. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities as of February 28, 2005 and February 29, 2004 are as follows:

	February 28,	February 29,
	2005	2004
Current:
Deferred tax assets:
Allowance for doubtful accounts	$29,400	$19,000
Allowance for slow moving inventory	13,900	11,200
Stock based compensation	1,500	—

Deferred tax assets	44,800	30,200

Deferred tax asset–Net	$44,800	$30,200

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$154,500	$103,000
Stock based compensation	4,200	25,700

Deferred tax assets	158,700	128,700

Deferred tax liabilities:
Property and equipment	(61,900)	(46,200)

Deferred tax liabilities	(61,900)	(46,200)

Deferred tax asset–Net	$96,800	$82,500

     Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 28	February 29	February 28
	2005	2004	2003
Current:
Federal	$1,300,000	$1,202,200	$1,063,200
State	229,400	212,000	187,600

	1,529,400	1,414,200	1,250,800

Deferred:
Federal	(43,100)	37,800	(20,500)
State	(7,300)	7,000	(3,600)

	(50,400)	44,800	(24,100)

Total income tax expense	$1,479,000	$1,459,000	$1,226,700

     The following reconciles the Company’s expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,	February 29,	February 28,
	2005	2004	2003
Tax expense at federal statutory rate	$1,321,000	$1,303,000	$1,096,000
State income tax–net of federal tax benefit	156,000	153,000	130,000
Other	2,000	3,000	700

	$1,479,000	$1,459,000	$1,226,700

5. EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $70,280, $29,474 and $60,412 in the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003.

6. NOTE PAYABLE TO BANK

     The Company has a $3,500,000 revolving credit agreement, with interest payable monthly at prime minus 0.25% (5.25% at February 28, 2005), collateralized by substantially all assets of the Company and maturing on June 30, 2005. Available credit under the revolving credit agreement was $2,072,000 at February 28, 2005, and $3,106,000 at February 29, 2004. The agreement contains provisions that require the Company to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company intends to renew the bank agreement or obtain other financing upon maturity.

     The Company had $1,428,000 of borrowings outstanding on the above revolving credit agreement at February 28, 2005 and $394,000 of borrowings outstanding at February 29, 2004.

7. COMMITMENTS

     At February 28, 2005, the Company had outstanding commitments to purchase inventory from its primary vendor totaling approximately $4,053,900.

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

     Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2005 expire beginning in December 2007 through March 2014.

     A summary of the status of the Company’s Incentive Plans as of February 28, 2005, February 29, 2004 and February 28, 2003, and changes during the years then ended is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Beginning of Year	424,700	$3.57	579,400	$3.26	590,600	$3.24
Granted	1,000	10.00	—	—	15,000	6.00
Exercised/canceled	(166,000)	(3.27)	(154,700)	(2.40)	(26,200)	(4.29)

Outstanding at End of Year	259,700	$3.79	424,700	$3.57	579,400	$3.26

     The following table summarizes information about stock options outstanding at February 28, 2005:

	Number	Weighted Average
Range of	Outstanding	Remaining
Exercise	at February 28,	Contractual	Weighted Average
Prices	2005	Life (Years)	Exercise Price
$2.19 - $2.50	91,000	5	$2.26
$ 3.81	5,000	3	$3.81
$ 4.00	20,000	3	$4.00
$ 4.63	135,200	3	$4.63
$ 6.00	7,500	8	$6.00
$ 10.00	1,000	9	$10.00

	259,700

     All options outstanding are exercisable at February 28, 2005.

     Options totaling 1,000 shares were granted in the fiscal year ended February 28, 2005. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in the fiscal year ended February 28, 2005: 1% dividend yield, expected volatility of 26.49%, risk free interest rate of 4.06%, and expected life of ten years; and the following assumptions were used for options granted in the fiscal year ended February 28, 2003: no dividend yield, expected volatility of 27.64%, risk free interest rate of 3.68%, and expected life of ten years. Compensation expense was increased by $4,639 and $41,471 for 2005 and 2003, respectively, and the income tax provision was decreased by $1,500 for 2005.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 28, 2005, February 29, 2004 and February 28, 2003.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2005
First quarter	$8,553,300	$5,549,400	$824,400	$0.21	$0.19
Second quarter	6,992,200	4,373,100	452,400	0.11	0.11
Third quarter	9,331,100	6,110,600	809,400	0.21	0.20
Fourth quarter	6,774,179	4,279,640	319,874	0.09	0.09

Total year	$31,650,779	$20,312,740	$2,406,074	$0.62	$0.59

2004
First quarter	$7,384,200	$4,701,900	$585,900	$0.15	$0.14
Second quarter	7,142,100	4,341,600	534,400	0.14	0.12
Third quarter	10,168,900	6,653,700	871,100	0.22	0.20
Fourth quarter	6,432,068	4,134,330	382,050	0.09	0.09

Total year	$31,127,268	$19,831,530	$2,373,450	$0.60	$0.55

2003
First quarter	$6,547,700	$4,002,400	$547,700	$0.14	$0.13
Second quarter	6,100,100	3,644,900	454,000	0.12	0.11
Third quarter	8,432,900	5,451,800	764,900	0.20	0.19
Fourth quarter	5,788,981	3,667,049	230,015	0.06	0.05

Total year	$26,869,681	$16,766,149	$1,996,615	$0.52	$0.48

     The February 28, 2003 quarterly results reflect the reclassification of freight revenue which aggregated $1,377,563. The February 28, 2005, February 29, 2004 and February 28, 2003 fiscal year quarterly results reflect the reclassification of supplies revenue which aggregated $721,237, $870,752 and $678,563 respectively. These reclassifications had no effect on net earnings for any period presented. The retroactive restatements to adopt SFAS No. 123R described in Note 1, “Stock-Based Compensation,” were not material to net earnings of the fiscal years affected. Such adjustments were recorded in the fourth fiscal quarter of the years ended February 28, 2005 and 2003.

10. BUSINESS SEGMENTS

     The Company has two reportable segments: Publishing and Usborne Books at Home (“UBAH”). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, toy and gift stores, school supply stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows and book fairs. The UBAH Division also distributes to school and public libraries.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” column. Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management. The Company’s assets and liabilities are not allocated on a segment basis.

     Information by industry segment for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 is set forth below:

Net revenues

	Publishing	UBAH	Other	Total
2005

Net revenues	$7,362,717	$24,288,062	$—	$31,650,779
Earnings (loss) before income taxes	2,447,035	5,172,271	(3,734,232)	3,885,074

2004

Net revenues	$7,465,762	$23,661,506	$—	$31,127,268
Earnings (loss) before income taxes	2,454,742	4,757,742	(3,380,034)	3,832,450

2003

Net revenues	$7,583,204	$19,286,477	$—	$26,869,681
Earnings (loss) before income taxes	2,552,156	3,828,388	(3,157,229)	3,223,315

11. STOCK REPURCHASE PLAN

     In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock. During fiscal year 2005 the Company continued the stock buyback program by purchasing 479,360 shares of common stock at an average price of $10.65 per share totaling approximately $5,103,300. The cumulative shares purchased under the share repurchase program, as of February 28, 2005, were 2,320,936 shares at a cost totaling approximately $11,728,700.

12. SUBSEQUENT EVENT

     On May 26, 2005 the Company announced that it would pay a $0.15 per share dividend on June 10, 2005 to shareholders of record as of June 3, 2005.

******