Form 10-Q
period 2005-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2005-07-14
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended May 31, 2005

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

Registrant’s telephone number, including area code (918) 622-4522

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐                No ☑

          As of July 8, 2005 there were 3,738,133 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

CONDENSED BALANCE SHEETS

	May 31, 2005	February 28, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$268,000	$364,000
Accounts receivable — (less allowances for doubtful accounts and returns: 05/31/05 - $138,200; 2/28/05 - $140,400)	2,634,700	2,442,400
Inventories — Net	11,982,000	11,749,200
Prepaid expenses and other assets	142,600	103,400
Income taxes receivable	—	53,800
Deferred income taxes	52,800	44,800

Total current assets	15,080,100	14,757,600

INVENTORIES — Net	644,400	723,300

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation: 05/31/05 - $1,836,500; 2/28/05 - $1,803,300)	2,400,600	2,402,800

DEFERRED INCOME TAXES	82,900	96,800

	$18,208,000	$17,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$510,000	$1,428,000
Accounts payable	3,620,200	3,612,900
Accrued salaries and commissions	480,800	463,400
Income taxes	324,200	—
Dividends payable	560,700	—
Other current liabilities	394,300	344,100

Total current liabilities	5,890,200	5,848,400

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,769,840 (5/31/05) and 5,762,340 shares (02/28/05); Outstanding 3,738,133 (5/31/05) and 3,735,513 (2/28/05) shares)	1,154,000	1,152,500
Capital in excess of par value	7,532,500	7,469,400
Retained earnings	14,398,600	14,214,100

	23,085,100	22,836,000
Less treasury shares, at cost	(10,767,300)	(10,703,900)

	12,317,800	12,132,100

	$18,208,000	$17,980,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2005	2004
REVENUES:
Gross sales	$10,994,400	$11,111,100
Less discounts & allowances	(3,111,500)	(2,954,000)
Transportation revenue	343,800	396,200

Net revenues	8,226,700	8,553,300
COST OF SALES	3,004,800	3,003,900

Gross margin	5,221,900	5,549,400

OPERATING EXPENSES:
Operating & selling	1,670,800	1,683,400
Sales commissions	1,917,100	2,110,900
General & administrative	424,700	416,600
Interest	14,700	9,000

	4,027,300	4,219,900

OTHER INCOME	7,900	6,200

EARNINGS BEFORE INCOME TAXES	1,202,500	1,335,700

INCOME TAXES	457,300	511,300

NET EARNINGS	$745,200	$824,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.20	$0.21

Diluted	$0.19	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	3,738,133	4,001,449

Diluted	3,901,588	4,230,286

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.12

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2005	5,762,340	$1,152,500	$7,469,400	$14,214,100	2,026,827	$(10,703,900)	$12,132,100

Purchases of treasury stock	—	—	—	—	7,500	(77,300)	(77,300)

Sales of treasury stock	—	—	7,300	—	(2,620)	13,900	21,200

Exercise of options at $6.00/share	7,500	1,500	43,500	—	—	—	45,000

Tax benefit of stock options	—	—	12,300	—	—	—	12,300

Dividends declared	—	—	—	(560,700)	—	—	(560,700)

Net earnings	—	—	—	745,200	—	—	745,200

BALANCE, MAY 31, 2005	5,769,840	$1,154,000	$7,532,500	$14,398,600	2,031,707	$(10,767,300)	$12,317,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$851,800	$371,700

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchases of property and equipment	(31,000)	(314,100)

Net cash used in investing activities	(31,000)	(314,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	3,159,000	4,123,000
Payments under revolving credit agreement	(4,077,000)	(3,515,000)
Cash received from exercise of stock options	45,000	498,500
Tax benefit of stock options exercised	12,300	290,400
Cash received from sale of treasury stock	21,200	104,400
Cash paid to acquire treasury stock	(77,300)	(1,767,600)

Net cash used in financing activities	(916,800)	(266,300)

Net Decrease in Cash and Cash Equivalents	(96,000)	(208,700)
Cash and Cash Equivalents, Beginning of Period	364,000	260,500

Cash and Cash Equivalents, End of Period	$268,000	$51,800

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,700	$7,100

Cash paid for income taxes	$61,200	$42,500

Supplemental Disclosure of Non-Cash Financing Activities -
Dividend declared	$560,700	$484,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — The information shown with respect to the three months ended May 31, 2005 and 2004, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months ended May 31, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2005.

Certain reclassifications have been made to the fiscal 2005 financial statements to conform with the fiscal 2006 presentation.

Note 2 — Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.25% (5.75% at May 31, 2005) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2005 the Company had $510,000 outstanding. Available credit under the revolving credit agreement was $2,990,000 at May 31, 2005. This agreement was renewed under similar terms through June 30, 2006.

Note 3 — Inventories consist of the following:

	May 31, 2005	February 28, 2005
Current:
Book inventory	$12,028,000	$11,785,700
Inventory valuation allowance	(46,000)	(36,500)

Inventories net — current	$11,982,000	$11,749,200

Non-current:
Book inventory	$992,500	$1,111,700
Inventory valuation allowance	(348,100)	(388,400)

Inventories — non-current	$644,400	$723,300

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.

Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $3.0 million and $1.3 million for the three months ended May 31, 2005 and 2004, respectively. Total inventory purchases from all suppliers were approximately $3.6 million and $1.8 million for the three months ended May 31, 2005 and 2004, respectively.

Note 4 — Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS the Company has utilized the treasury stock method.

EDUCATIONAL DEVELOPMENT CORPORATION

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.

	Three Months Ended May 31,
	2005	2004
Net Earnings	$745,200	$824,400

Basic EPS:
Weighted Average Shares Outstanding	3,738,133	4,001,449

Basic EPS	$0.20	$0.21

Diluted EPS:
Weighted Average Shares Outstanding	3,738,133	4,001,449
Assumed Exercise of Options	163,455	228,837

Shares Applicable to Diluted Earnings	3,901,588	4,230,286

Diluted EPS	$0.19	$0.19

Since March 1, 1998, when the Company began its stock repurchase program, 2,328,436 shares of the Company’s common stock at a total cost of $11,805,937 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.

Note 5 — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the fourth quarter of fiscal year 2005, the Company early adopted SFAS No. 123R which eliminates the alternative of applying the intrinsic value measurement provision of APB 25 to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended May 31, 2005.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $533,300 and $505,000 for the three months ended May 31, 2005 and 2004, respectively.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Information by industry segment for the three months ended May 31, 2005 and 2004 is set forth below:

	Publishing	UBAH	Other		Total
Three Months Ended May 31, 2005

Net revenues from external customers	$2,160,100	$6,066,600		$—	$8,226,700
Earnings before income taxes	$769,500	$1,343,000	$	(910,000)	$1,202,500

Three Months Ended May 31, 2004

Net revenues from external customers	$2,018,300	$6,535,000		$—	$8,553,300
Earnings before income taxes	$741,600	$1,492,700	$	(898,600)	$1,335,700

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Actual events and results may be materially different from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company’s business that may be beyond its control.

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

EDUCATIONAL DEVELOPMENT CORPORATION

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

The following table sets forth consolidated statement of income data as a percentage of total revenues.

	Three Months Ended May 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of sales	36.5%	35.1%

Gross margin	63.5%	64.9%
Operating expenses:
Operating & selling	20.3%	19.7%
Sales commissions	23.3%	24.7%
General & administrative	5.1%	4.9%
Interest	0.2%	0.1%

Total operating expenses	48.9%	49.4%

Other income	0.1%	0.1%

Earnings before income taxes	14.7%	15.6%
Income taxes	5.6%	6.0%

Net earnings	9.1%	9.6%

Operating Results for the Three Months Ended May 31, 2005

The Company had income before income taxes of $1,202,500 for the three months ended May 31, 2005 compared with $1,335,700 for the three months ended May 31, 2004.

Revenues

	Three Months Ended May 31,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Gross sales	$10,994,400	$11,111,100	$(116,700)	(1.1%)
Less discounts & allowances	(3,111,500)	(2,954,000)	(157,500)	5.3%
Transportation revenue	343,800	396,200	(52,400)	(13.2%)

Net revenues	$8,226,700	$8,553,300	$(326,600)	(3.8%)

The UBAH Division’s gross sales decreased 6.6% or $463,400 during the three month period ending May 31, 2005 when compared with the same quarterly period a year ago. The Company attributes this decrease primarily to a 3.2% decrease in the number of consultants who made sales during the quarter ended May 31, 2005 when compared with the same period last year. Another contributing factor to the decline in UBAH’s gross sales was a 12.9% decline in the number of new recruits for the three months ended May 31, 2005 versus May 31, 2004. The Publishing Division’s gross sales increased 8.4% or $346,700 during the three month period ending May 31, 2005 when compared with the same quarterly period a year ago. The Company attributes this to increased buying by the national chains.

EDUCATIONAL DEVELOPMENT CORPORATION

The UBAH Division’s discounts and allowances were $784,600 and $830,300 for the quarterly periods ended May 31, 2005 and 2004, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 12.0% of UBAH’s gross sales for the quarterly period ended May 31, 2005 and 11.9% for the quarterly period ended May 31, 2004.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,326,900 and $2,123,700 for the quarterly periods ended May 31, 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.9% of Publishing’s gross sales for the quarterly period ended May 31, 2005 and 51.4% for the quarterly period ended May 31, 2004.

The decrease in transportation revenues for the three months ended May 31, 2005 is the result of decreased sales in the UBAH Division.

Expenses

	Three Months Ended May 31,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Cost of sales	$3,004,800	$3,003,900	$900	0.0%
Operating & selling	1,670,800	1,683,400	(12,600)	(0.7%)
Sales commissions	1,917,100	2,110,900	(193,800)	(9.2%)
General & administrative	424,700	416,600	8,100	1.9%
Interest	14,700	9,000	5,700	63.3%

Total	$7,032,100	$7,223,800	$(191,700)	(2.7%)

Cost of sales increased nominally for the three months ended May 31, 2005 when compared with the three months ended May 31, 2004. The nominal increase in cost of sales is inconsistent with the decrease in gross sales of approximately $116,700 or 1.1% for the same two three-month periods. In comparing the percentage decrease in gross sales with the flat cost of sales, consideration must be given to the mix of products sold. During the three months ended May 31, 2005, sales of consignment titles increased 95% or $186,900 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the three months ended May 31, 2005 was 27.3% and for the three months ended May 31, 2004 was 27.0%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $267,400 in the quarter ended May 31, 2005 and $282,900 in the quarter ended May 31, 2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses decreased because of a $60,000 reduction in the estimated costs of the travel contests held by the UBAH Division, offset by higher payroll and benefits costs of $13,800, increased postage costs of $11,700, increases in costs of attending trade shows by the Publishing Division of $7,500 and increases in sales incentives offered by the UBAH Division totaling $10,600. Payroll and benefits costs increased because of additional personnel added to the order fulfillment areas and annual wage increases necessary to keep the Company competitive in the local job market. Operating and selling expenses as a percentage of gross sales were 15.2% for both quarterly periods ended May 31, 2005 and 2004.

EDUCATIONAL DEVELOPMENT CORPORATION

Sales commissions in the Publishing Division increased 1.4% to $25,100 for the three months ended May 31, 2005. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the three months ended May 31, 2005 and May 31, 2004. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 9.3% to $1,892,000 for the three months ended May 31, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 35.6% of retail sales for the three months ended May 31, 2005 and 37.4% of retail sales for the three months ended May 31, 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses for the three months ended May 31, 2005 increased 1.9% over the same period last year. Depreciation expense increased $6,100 due to the addition on the new warehouse building. General and administrative expenses as a percentage of gross sales were 3.9% for the three months ended May 31, 2005 and 3.7% for the three months ended May 31, 2004.

Interest expense increased $5,700 due to increased borrowings throughout the three months ended May 31, 2005. Interest expense as a percentage of gross sales was 0.1% for the three months ended May 31, 2005 and was nominal for the three months ended May 31, 2004.

The Company’s effective tax rate was 38.0% and 38.3% for the quarterly periods ended May 31, 2005 and 2004, respectively. These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends. The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first three months of fiscal year 2006 the Company repurchased 7,500 shares of its common stock under the stock repurchase program at a cost of $77,300.

The Company’s primary source of liquidity is cash generated from operations. During the first three months of fiscal year 2006 the Company experienced a positive cash flow from operating activities of $851,800. Cash flows from operating activities was increased by increases of $324,200 in income taxes payable and $74,900 in accounts payable and accrued expenses, offset by increases in inventory of $153,900 and a net increase in accounts receivable and income taxes receivable of $138,500. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during fiscal year 2006. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.

The Company believes that in fiscal year 2006 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.

Cash used in investing activities was $31,000. The principal use of cash in investing activities was $29,000 in property improvements and $2,000 in computer equipment. The Company estimates that cash used in investing activities for fiscal year 2006 will be less than $750,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.

EDUCATIONAL DEVELOPMENT CORPORATION

Cash used in financing activities was $916,800, comprised of $77,300 paid to acquire treasury stock, $21,200 received from the sale of treasury stock, $45,000 received from the exercise of stock options, $12,300 tax benefit of stock options exercised and a net reduction of $918,000 in borrowings under the bank credit agreement.

As of May 31, 2005 the Company did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2004 the Company signed a Fifth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit through June 30, 2005. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.25% (5.75% at May 31, 2005) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2005 the Company had $510,000 outstanding. Available credit under the revolving credit agreement was $2,990,000 at May 31, 2005. The Company has renewed the credit line and extended the maturity to June 30, 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2005. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions

Revenue Recognition

Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $63,000 as of May 31, 2005 and February 28, 2005. The reserve for sales returns is estimated by management using historical sales returns data.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $75,200 and $77,400 as of May 31, 2005 and February 28, 2005, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $992,500 at May 31, 2005 and$1,111,700 at February 28, 2005.

EDUCATIONAL DEVELOPMENT CORPORATION

Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at May 31, 2005 and February 28, 2005. Management has estimated a valuation allowance for both current and noncurrent inventory of $394,100 and $424,900 as of May 31, 2005 and February 28, 2005, respectively.

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

Item 4 CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2005. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.

EDUCATIONAL DEVELOPMENT CORPORATION

PART II OTHER INFORMATION

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter ended May 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased (1)	Share (or Unit)	or Programs (2)	Plans or Programs
March 1, 2005 - March 31, 2005	—	—	—	179,064

April 1, 2005 - April 30, 2005	7,500	$10.30	7,500	171,564

May 1, 2005 - May 31, 2005	—	—	—	171,564

Total	7,500	$10.30	7,500

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below and all of such shares were purchased privately.

(2)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EDUCATIONAL DEVELOPMENT CORPORATION

(b) Reports on Form 8-K

A Form 8-K was filed on May 26, 2005 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the fiscal year ended February 28, 2005. The press release contained the following financial information for the fiscal year ended February 28, 2005 and the fiscal year ended February 29, 2004: (1) net sales; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share; (6) announced a $0.15 per share dividend; (7) announced early adoption of FASB No. 123R.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date July 14, 2005	By	/s/ Randall W. White
Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.