Form 10-Q
period 2005-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2005-10-13
CIK 31667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

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
Yes ☑      No☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No☑
As of October 8, 2005 there were 3,753,923 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Amendment to Restated Loan Agreement
Amendment to Restated Loan Agreement
Certification of CEO Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification Pursuant to Section 906

EDUCATIONAL DEVELOPMENT CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1
CONDENSED BALANCE SHEETS

	August 31, 2005	February 28, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$337,000	$364,000
Accounts receivable — (less allowances for doubtful accounts and returns: 08/31/05 — $142,600; 2/28/05 — $140,400)	3,198,100	2,442,400
Inventories — Net	12,602,200	11,749,200
Prepaid expenses and other assets	85,600	103,400
Income taxes receivable	392,200	53,800
Deferred income taxes	49,200	44,800

Total current assets	16,664,300	14,757,600

INVENTORIES — Net	599,400	723,300

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation: 08/31/05 — $1,868,900; 2/28/05 — $1,803,300)	2,443,300	2,402,800

DEFERRED INCOME TAXES	14,500	96,800

	$19,721,500	$17,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$2,491,000	$1,428,000
Accounts payable	3,570,800	3,612,900
Accrued salaries and commissions	496,900	463,400
Other current liabilities	388,700	344,100

Total current liabilities	6,947,400	5,848,400

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,771,840 (8/31/05) and 5,762,340 shares (02/28/05); Outstanding 3,747,223 (8/31/05) and 3,735,513 (2/28/05) shares)	1,154,400	1,152,500
Capital in excess of par value	7,556,000	7,469,400
Retained earnings	14,793,400	14,214,100

	23,503,800	22,836,000
Less treasury shares, at cost	(10,729,700)	(10,703,900)

	12,774,100	12,132,100

	$19,721,500	$17,980,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
REVENUES:
Gross sales	$9,548,500	$9,527,000	$20,542,900	$20,638,100
Less discounts & allowances	(3,099,400)	(2,911,100)	(6,210,900)	(5,865,100)
Transportation revenue	345,000	376,300	688,800	772,500

Net revenues	6,794,100	6,992,200	15,020,800	15,545,500
COST OF SALES	2,739,200	2,619,000	5,744,000	5,622,900

Gross margin	4,054,900	4,373,200	9,276,800	9,922,600

OPERATING EXPENSES:
Operating & selling	1,515,200	1,563,000	3,186,000	3,246,400
Sales commissions	1,476,700	1,640,300	3,393,800	3,751,200
General & administrative	404,500	433,200	829,200	849,800
Interest	28,300	20,600	43,000	29,600

	3,424,700	3,657,100	7,452,000	7,877,000

OTHER INCOME	8,200	9,300	16,100	15,500

EARNINGS BEFORE INCOME TAXES	638,400	725,400	1,840,900	2,061,100

INCOME TAXES	243,600	273,000	700,900	784,300

NET EARNINGS	$394,800	$452,400	$1,140,000	$1,276,800

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.11	$0.11	$0.30	$0.32

Diluted	$0.10	$0.11	$0.29	$0.30

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,745,057	3,982,493	3,741,595	3,991,971

Diluted	3,905,290	4,157,072	3,903,439	4,193,679

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.15	$0.12

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2005	5,762,340	$1,152,500	$7,469,400	$14,214,100	2,026,827	$(10,703,900)	$12,132,100

Purchases of treasury stock	—	—	—	—	7,500	(77,300)	(77,300)

Sales of treasury stock	—	—	26,800	—	(9,710)	51,500	78,300

Exercise of options at $2.1875 — $6.00/share	9,500	1,900	47,500	—	—	—	49,400

Tax benefit of stock options	—	—	12,300	—	—	—	12,300

Dividends paid ($0.15/share)	—	—	—	(560,700)	—	—	(560,700)

Net earnings	—	—	—	1,140,000	—	—	1,140,000

BALANCE, AUGUST 31, 2005	5,771,840	$1,154,400	$7,556,000	$14,793,400	2,024,617	$(10,729,700)	$12,774,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$(485,900)	$1,101,500

CASH FLOWS FROM INVESTING ACTIVITIES —
Purchases of property and equipment	(106,100)	(471,800)

Net cash used in investing activities	(106,100)	(471,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	7,932,000	7,702,000
Payments under revolving credit agreement	(6,869,000)	(5,479,000)
Cash received from exercise of stock options	49,400	543,500
Tax benefit of stock options exercised	12,300	305,800
Cash received from sale of treasury stock	78,300	120,400
Cash paid to acquire treasury stock	(77,300)	(3,264,300)
Dividends paid	(560,700)	(484,000)

Net cash provided by (used in) financing activities	565,000	(555,600)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,000)	74,100
Cash and Cash Equivalents, Beginning of Period	364,000	260,500

Cash and Cash Equivalents, End of Period	$337,000	$334,600

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$36,700	$22,400

Cash paid for income taxes	$949,200	$885,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months and six months ended August 31, 2005 and 2004, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months and six months ended August 31, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
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
Note 2 — Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.25% (6.25% at August 31, 2005) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2005 the Company had $2,491,000 outstanding. Available credit under the revolving credit agreement was $1,009,000 at August 31, 2005.
Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000. The borrowing rate was lowered to the Wall Street Journal prime-floating rate minus 0.75%. The remaining terms remain unchanged.
Note 3 — Inventories consist of the following:

	August 31, 2005	February 28, 2005
Current:
Book inventory	$12,651,200	$11,785,700
Inventory valuation allowance	(49,000)	(36,500)

Inventories net — current	$12,602,200	$11,749,200

Non-current:
Book inventory	$830,200	$1,111,700
Inventory valuation allowance	(230,800)	(388,400)

Inventories — non-current	$599,400	$723,300

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.
Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $2.7 million and $2.1 million for the three months ended August 31, 2005 and 2004, respectively. Total inventory purchases from all suppliers were approximately $3.2 million and $2.8 million for the three months ended August 31, 2005 and 2004, respectively.
Purchases from this England based publishing company were approximately $5.7 million and $3.4 million for the six months ended August 31, 2005 and 2004, respectively. Total inventory purchases from all suppliers were approximately $6.7 million and $4.7 million for the six months ended August 31, 2005 and 2004, respectively.
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net Earnings	$394,800	$452,400	$1,140,000	$1,276,800

Basic EPS:
Weighted Average Shares Outstanding	3,745,057	3,982,493	3,741,595	3,991,971

Basic EPS	$0.11	$0.11	$0.30	$0.32

Diluted EPS:
Weighted Average Shares Outstanding	3,745,057	3,982,493	3,741,595	3,991,971
Assumed Exercise of Options	160,233	174,579	161,844	201,708

Shares Applicable to Diluted Earnings	3,905,290	4,157,072	3,903,439	4,193,679

Diluted EPS	$0.10	$0.11	$0.29	$0.30

Since March 1, 1998, when the Company began its stock repurchase program, 2,328,436 shares of the Company’s common stock at a total cost of $11,805,937 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.
Note 5 — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the fourth quarter of fiscal year 2005, the Company early adopted SFAS No. 123R which eliminates the alternative of applying the intrinsic value measurement provision of APB 25 to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended August 31, 2005.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $512,100 and $480,500 for the three months ended August 31, 2005 and 2004, respectively. Freight costs and handling costs were $1,045,400 and $985,500 for the six months ended August 31, 2005 and 2004, respectively.
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
The accounting policies of the segments are the same as those of the Company. The Company evaluates segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” column. Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management. The Company’s assets and liabilities are not allocated on a segment basis .

EDUCATIONAL DEVELOPMENT CORPORATION
Information by industry segment for the three months and six months ended August 31, 2005 and 2004 is set forth below:

	Publishing	UBAH	Other		Total
Three Months Ended August 31, 2005

Net revenues from external customers	$2,265,000	$4,529,100		$—	$6,794,100
Earnings before income taxes	$707,100	$853,200	$	(921,900)	$638,400

Three Months Ended August 31, 2004

Net revenues from external customers	$1,933,400	$5,058,800		$—	$6,992,200
Earnings before income taxes	$581,200	$1,081,500	$	(937,300)	$725,400

Six Months Ended August 31, 2005

Net revenues from external customers	$4,425,100	$10,595,700		$—	$15,020,800
Earnings before income taxes	$1,476,600	$2,196,200		$(1,831,900)	$1,840,900

Six Months Ended August 31, 2004

Net revenues from external customers	$3,951,700	$11,593,800		$—	$15,545,500
Earnings before income taxes	$1,322,800	$2,574,200		$(1,835,900)	$2,061,100
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
Overview
The Company operates two separate divisions, Publishing and Usborne Books at Home (“UBAH”), to sell the Usborne line of children’s books. These two divisions each have their own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as school and public libraries.

EDUCATIONAL DEVELOPMENT CORPORATION
The following table sets forth statement of earnings data as a percentage of net revenues.

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.3%	37.5%	38.2%	36.2%

Gross margin	59.7%	62.5%	61.8%	63.8%

Operating expenses:
Operating & selling	22.3%	22.3%	21.2%	20.9%
Sales commissions	21.7%	23.4%	22.6%	24.1%
General & administrative	6.0%	6.2%	5.5%	5.4%
Interest	0.4%	0.3%	0.3%	0.2%

Total operating expenses	50.4%	52.2%	49.6%	50.6%

Other income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	9.4%	10.4%	12.3%	13.3%
Income taxes	3.6%	3.9%	4.7%	5.1%

Net earnings	5.8%	6.5%	7.6%	8.2%

Operating Results for the Three Months Ended August 31, 2005
The Company had income before income taxes of $638,400 for the three months ended August 31, 2005 compared with $725,400 for the three months ended August 31, 2004.
Revenues

	Three Months Ended August 31,		$Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Gross sales	$9,548,500	$9,527,000	$21,500	0.2%
Less discounts & allowances	(3,099,400)	(2,911,100)	(188,300)	6.5%
Transportation revenue	345,000	376,300	(31,300)	(8.3%)

Net revenues	$6,794,100	$6,992,200	$(198,100)	(2.8%)

The UBAH Division’s gross sales decreased 11.6% or $643,900 during the three month period ending August 31, 2005 when compared with the same quarterly period a year ago. The Company attributes this decrease primarily to a 3.3% decrease in the number of consultants who made sales during the quarter ended August 31, 2005 when compared with the same period last year. This resulted in a 15.7% decrease in home party sales for the three months ended August 31, 2005 versus August 31, 2004. In addition, for these same two periods, direct sales declined 16.1%, book fair sales declined 10.9%, offset by a 6.7% increase in school and library sales and a 49.7% increase in web sales. The Publishing Division’s gross sales increased 16.7% or $665,400, during the three month period ending August 31, 2005 when compared with the same quarterly period a year ago. The Company attributes this to increased buying by the national chains.
The UBAH Division’s discounts and allowances were $702,500 and $842,100 for the three months ended August 31, 2005 and 2004, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14.4% of UBAH’s gross sales for the three months ended August 31, 2005 and 15.2% for the three months ended August 31, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,396,900 and $2,069,000 for the three months ended August 31, 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.5% of Publishing’s gross sales for the three months ended August 31, 2005 and 51.8% for the three months ended August 31, 2004.
The decrease in transportation revenues for the three months ended August 31, 2005 is the result of decreased sales in the UBAH Division.
Expenses

	Three Months Ended August 31,		$Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Cost of sales	$2,739,200	$2,619,000	$120,200	4.5%
Operating & selling	1,515,200	1,563,000	(47,800)	(3.1%)
Sales commissions	1,476,700	1,640,300	(163,600)	(10.0%)
General & administrative	404,500	433,200	(28,700)	(6.6%)
Interest	28,300	20,600	7,700	37.4%

Total	$6,163,900	$6,276,100	$(112,200)	(1.8%)

Cost of sales increased 4.5% or $120,200 for the three months ended August 31, 2005 when compared with the three months ended August 31, 2004. The 4.5% increase in cost of sales is inconsistent with the flat gross sales of approximately $21,500 or 0.2% for the same two three-month periods. In comparing the flat percentage increase in gross sales with the 4.5% increase in cost of sales, consideration must be given to the mix of products sold. During the three months ended August 31, 2005, sales of consignment titles increased 23% or $122,300 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the three months ended August 31, 2005 was 28.7% and for the three months ended August 31, 2004 was 27.5%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $256,000 in the three months ended August 31, 2005 and $290,700 in the three months ended August 31, 2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses decreased because of a $14,300 reduction in payroll and benefit costs and a decrease of $29,000 in sales incentives incurred by the UBAH Division. Payroll and benefits costs decreased because of a reduction in the costs of benefits, offset by annual wage increases necessary to keep the Company competitive in the local job market. Operating and selling expenses as a percentage of gross sales were 15.9% and 16.4% for the three months ended August 31, 2005 and 2004.
Sales commissions in the Publishing Division increased 15.9% to $27,700 for the three months ended August 31, 2005. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the three months ended August 31, 2005 and August 31, 2004. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 10.4% to $1,449,000 for the three months ended August 31, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 40.3% of retail sales for the three months ended August 31, 2005 and 39.8% of retail sales for the three months ended August 31, 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

EDUCATIONAL DEVELOPMENT CORPORATION
General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses for the three months ended August 31, 2005 decreased 6.6% over the same period last year. Contributing to the decrease in general and administrative expenses were decreases in audit and legal expenses of $13,900 and shareholder expenses of $3,400. General and administrative expenses as a percentage of gross sales were 4.2% for the three months ended August 31, 2005 and 4.6% for the three months ended August 31, 2004.
Interest expense increased $7,700 due to increased borrowings and higher interest rates throughout the three months ended August 31, 2005. Interest expense as a percentage of gross sales was 0.3% for the three months ended August 31, 2005 and was 0.2% for the three months ended August 31, 2004.
The Company’s effective tax rate was 38.2% and 37.6% for the three months ended August 31, 2005 and 2004, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Operating Results for the Six Months Ended August 31, 2005
The Company had income before income taxes of $1,840,900 for the six months ended August 31, 2005 compared with $2,061,100 for the three months ended August 31, 2004.
Revenues

	Six Months Ended August 31,		$Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Gross sales	$20,542,900	$20,638,100	$(95,200)	(0.5%)
Less discounts & allowances	(6,210,900)	(5,865,100)	(345,800)	5.9%
Transportation revenue	688,800	772,500	(83,700)	(10.8%)

Net revenues	$15,020,800	$15,545,500	$(524,700)	(3.4%)

The UBAH Division’s gross sales decreased 8.8% or $1,107,300 during the six month period ending August 31, 2005 when compared with the same six month period a year ago. The Company attributes this decrease primarily to a 2.8% decrease in the number of consultants who made sales during the six months ended August 31, 2005 when compared with the same six month period last year. This resulted in an 18.0% decrease in home party sales for the six months ended August 31, 2005 versus August 31, 2004. In addition, in comparing these same two six month periods, direct sales declined 11.2%, school and library sales declined 2.2%, offset by a 7.8% increase in book fair sales and a 48.8% increase in web sales. The Publishing Division’s gross sales increased 12.5% or $1,012,100, during the six month period ending August 31, 2005 when compared with the same period a year ago. The Company attributes this to increased buying by the national chains.
The UBAH Division’s discounts and allowances were $1,487,100 and $1,672,500 for the six months ended August 31, 2005 and 2004, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 13.0% of UBAH’s gross sales for the six months ended August 31, 2005 and 13.4% for the six months ended August 31, 2004.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $4,723,800 and $4,192,600 for the six months ended August 31, 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for the six month period ended August 31, 2005 and 51.6% for the six month period ended August 31, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
The decrease in transportation revenues for the six months ended August 31, 2005 is the result of decreased sales in the UBAH Division.
Expenses

	Six Months Ended August 31,		$Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Cost of sales	$5,744,000	$5,622,900	$121,100	2.2%
Operating & selling	3,186,000	3,246,400	(60,400)	(1.9%)
Sales commissions	3,393,800	3,751,200	(357,400)	(9.5%)
General & administrative	829,200	849,800	(20,600)	(2.4%)
Interest	43,000	29,600	13,400	45.3%

Total	$13,196,000	$13,499,900	$ (303,900)	(2.3%)

Cost of sales increased 2.2% or $121,100 for the six months ended August 31, 2005 when compared with the six months ended August 31, 2004. The 2.2% increase in cost of sales is inconsistent with the decrease in gross sales of approximately $95,200 or 0.5% for the same two six-month periods. In comparing the 0.5% percentage decrease in gross sales with the 2.2% increase in cost of sales, consideration must be given to the mix of products sold. During the six months ended August 31, 2005, sales of consignment titles increased 61% or $336,800 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the six months ended August 31, 2005 was 28.0% and for the six months ended August 31, 2004 was 27.2%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $523,400 in the six months ended August 31, 2005 and $573,600 in the six months ended August 31, 2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses decreased due to a $33,700 decrease in damaged returns in both divisions combined, a decrease of $17,900 in sales incentives incurred by the UBAH Division, and a decrease of $9,800 in credit card fees incurred by the UBAH Division. Operating and selling expenses as a percentage of gross sales were 15.5% for the six months ended August 31, 2005 and 15.7% for the six months ended August 31, 2004.
Sales commissions in the Publishing Division increased 8.5% to $52,800 for the six months ended August 31, 2005. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the six months ended August 31, 2005 and August 31, 2004. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 9.8% to $3,341,000 for the six months ended August 31, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 37.5% of retail sales for the six months ended August 31, 2005 and 38.4% of retail sales for the six months ended August 31, 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses for the six months ended August 31, 2005 decreased 2.4% over the same period last year. Contributing to the decrease in general and administrative expenses were decreases in audit and legal expenses of $11,300, repairs and maintenance costs of $8,000 and materials and supplies costs of $12,500. Offsetting these decreases was an increase in depreciation costs of $12,200 attributable to the new warehouse. General and administrative expenses as a percentage of gross sales were 4.0% for the six months ended August 31, 2005 and 4.1% for the six months ended August 31, 2004.
Interest expense increased $13,400 due to increased borrowings and higher interest rates throughout the six months ended August 31, 2005. Interest expense as a percentage of gross sales was 0.2% for the six months ended August 31, 2005 and was 0.1% for the six months ended August 31, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
The Company’s effective tax rate was 38.1% for the quarterly periods ended August 31, 2005 and 2004, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.
The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends. The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first six months of fiscal year 2006 the Company repurchased 7,500 shares of its common stock under the stock repurchase program at a cost of $77,300.
The Company’s primary source of liquidity is cash generated from operations. During the first six months of fiscal year 2006 the Company experienced a negative cash flow from operating activities of $485,900. Cash flows from operating activities decreased due to increases in inventory of $729,100 and a net increase in accounts receivable and income taxes receivable of $1,094,100. Inventory increased due to the receipt of many new titles for the January 2006 selling season and flat sales for the first six months ended August 31, 2005.The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during the balance of fiscal year 2006. The increase in accounts receivable is due primarily to increased sales in the Publishing Division and a special sales promotion in the Publishing Division which offered payment terms extended to mid-December. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.
The Company believes that in fiscal year 2006 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
Cash used in investing activities was $106,100. The principal uses of cash in investing activities was $103,100 in property improvements and $2,000 in computer equipment. The Company estimates that cash used in investing activities for fiscal year 2006 will be less than $750,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
Cash provided by in financing activities was $565,000, comprised of a net increase of $1,063,000 in borrowings under the bank credit agreement, $49,400 received from the exercise of stock options, $12,300 tax benefit of stock options exercised, $78,300 received from the sale of treasury stock, $77,300 paid to acquire treasury stock and a $560,700 cash dividend payment.
As of August 31, 2005 the Company did not have any commitments in excess of one year.
Bank Credit Agreement
Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $3,500,000 line of credit through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.25% (6.25% at August 31, 2005) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2005 the Company had $2,491,000 outstanding. Available credit under the revolving credit agreement was $1,009,000 at August 31, 2005. The note matures June 30, 2006.
Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000. The borrowing rate was lowered to the Wall Street Journal prime-floating rate minus 0.75%. The remaining terms remain unchanged.

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
Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $66,000 as of August 31, 2005 and $63,000 as of February 28, 2005. The reserve for sales returns is estimated by management using historical sales returns data.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $76,600 and $77,400 as of August 31, 2005 and February 28, 2005, respectively.
Inventory
Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $830,200 at August 31, 2005 and $1,111,700 at February 28, 2005.
Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at August 31, 2005 and February 28, 2005. Management has estimated a valuation allowance for both current and noncurrent inventory of $279,800 and $424,900 as of August 31, 2005 and February 28, 2005, respectively.
Deferred Tax Assets
The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

EDUCATIONAL DEVELOPMENT CORPORATION
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
Item 4 CONTROLS AND PROCEDURES
An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2005. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.
PART II OTHER INFORMATION
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter ended August 31, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased	Share (or Unit)	or Programs (1)	Plans or Programs
June 1, 2005 — June 30, 2005	—	—	—	171,564

July 1, 2005 — July 31, 2005	—	—	—	171,564

August 1, 2005 — August 31, 2005	—	—	—	171,564

Total	—	—	—

EDUCATIONAL DEVELOPMENT CORPORATION

(1)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.
Item 6 EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

10.1	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.2	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
A Form 8-K was filed on June 29, 2005 announcing the resignation of Robert D. Berryhill, director, effective June 29, 2005.
A Form 8-K was filed on July 13, 2005 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the 1st quarter ended May 31, 2005. The press release contained the following financial information for the 1st quarter ended May 31, 2005 and the 1st quarter ended May 31, 2004: (1) net revenues; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date October 13, 2005	By	/s/ Randall W. White

Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
10.1	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.2	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.