Form 10-Q
period 2005-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2006-01-13
CIK 31667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

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
As of January 8, 2006 there were 3,753,923 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1
CONDENSED BALANCE SHEETS

	November 30, 2005	February 28, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$162,900	$364,000
Accounts receivable — (less allowances for doubtful accounts and returns: 11/30/05 — $151,900; 2/28/05 — $140,400)	3,271,900	2,442,400
Inventories — Net	12,296,900	11,749,200
Prepaid expenses and other assets	60,800	103,400
Income taxes receivable	62,800	53,800
Deferred income taxes	53,600	44,800

Total current assets	15,908,900	14,757,600

INVENTORIES — Net	472,600	723,300

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation: 11/30/05 — $1,867,300; 2/28/05 — $1,803,300)	2,521,800	2,402,800

DEFERRED INCOME TAXES	—	96,800

	$18,903,300	$17,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$533,000	$1,428,000
Accounts payable	3,439,700	3,612,900
Accrued salaries and commissions	847,100	544,400
Other current liabilities	511,800	263,100

Total current liabilities	5,331,600	5,848,400

DEFERRED INCOME TAXES	1,500	—

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,771,840 (11/30/05) and 5,762,340 shares (02/28/05); Outstanding 3,753,923 (11/30/05) and 3,735,513 (2/28/05) shares)	1,154,400	1,152,500
Capital in excess of par value	7,577,500	7,469,400
Retained earnings	15,532,500	14,214,100

	24,264,400	22,836,000

Less treasury shares, at cost	(10,694,200)	(10,703,900)

	13,570,200	12,132,100

	$18,903,300	$17,980,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
REVENUES:
Gross sales	$12,397,500	$11,670,100	$32,940,400	$32,308,200
Less discounts & allowances	(3,233,100)	(2,832,900)	(9,444,000)	(8,698,000)
Transportation revenue	518,600	493,900	1,207,400	1,266,400

Net revenues	9,683,000	9,331,100	24,703,800	24,876,600
COST OF SALES	3,390,200	3,220,600	9,134,200	8,843,500

Gross margin	6,292,800	6,110,500	15,569,600	16,033,100

OPERATING EXPENSES:
Operating & selling	2,109,500	1,856,300	5,295,500	5,102,700
Sales commissions	2,573,300	2,526,700	5,967,100	6,277,900
General & administrative	427,900	415,700	1,257,100	1,265,500
Interest	32,600	21,500	75,600	51,100

	5,143,300	4,820,200	12,595,300	12,697,200

OTHER INCOME	17,600	7,800	33,700	23,300

EARNINGS BEFORE INCOME TAXES	1,167,100	1,298,100	3,008,000	3,359,200
INCOME TAXES	428,000	488,700	1,128,900	1,273,000

NET EARNINGS	$739,100	$809,400	$1,879,100	$2,086,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.20	$0.21	$0.50	$0.53

Diluted	$0.19	$0.20	$0.48	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,753,923	3,878,975	3,745,704	3,954,306

Diluted	3,898,439	4,055,713	3,901,772	4,147,691

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.15	$0.12

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2005	5,762,340	$1,152,500	$7,469,400	$14,214,100	2,026,827	$(10,703,900)	$12,132,100

Purchases of treasury stock	—	—	—	—	7,500	(77,300)	(77,300)

Sales of treasury stock	—	—	48,300	—	(16,410)	87,000	135,300

Exercise of options at $2.1875 — $6.00/share	9,500	1,900	47,500	—	—	—	49,400

Tax benefit of stock options	—	—	12,300	—	—	—	12,300

Dividends paid ($0.15/share)	—	—	—	(560,700)	—	—	(560,700)

Net earnings	—	—	—	1,879,100	—	—	1,879,100

BALANCE, NOV. 30, 2005	5,771,840	$1,154,400	$7,577,500	$15,532,500	2,017,917	$(10,694,200)	$13,570,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$1,354,300	$4,209,100

CASH FLOWS FROM INVESTING ACTIVITIES —
Purchases of property and equipment	(219,400)	(481,500)

Net cash used in investing activities	(219,400)	(481,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	11,332,000	10,059,000
Payments under revolving credit agreement	(12,227,000)	(9,758,000)
Cash received from exercise of stock options	49,400	543,500
Tax benefit of stock options exercised	12,300	318,500
Cash received from sale of treasury stock	135,300	120,400
Cash paid to acquire treasury stock	(77,300)	(4,382,400)
Dividends paid	(560,700)	(484,000)

Net cash used in financing activities	(1,336,000)	(3,583,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(201,100)	144,600
Cash and Cash Equivalents, Beginning of Period	364,000	260,500

Cash and Cash Equivalents, End of Period	$162,900	$405,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75,400	$47,700

Cash paid for income taxes	$1,036,100	$959,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months and nine months ended November 30, 2005 and 2004, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months and nine months ended November 30, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
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
Note 2 — Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000 through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (6.25% at November 30, 2005) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2005 the Company had $533,000 outstanding. Available credit under the revolving credit agreement was $4,467,000 at November 30, 2005.
Note 3 — Inventories consist of the following:

	November 30, 2005	February 28, 2005

Current:
Book inventory	$12,322,900	$11,785,700
Inventory valuation allowance	(26,000)	(36,500)

Inventories net — current	$12,296,900	$11,749,200

Non-current:
Book inventory	$674,000	$1,111,700
Inventory valuation allowance	(201,400)	(388,400)

Inventories — non-current	$472,600	$723,300

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.
Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $3.4 million and $2.4 million for the three months ended November 30, 2005 and 2004, respectively. Total inventory purchases from all suppliers were approximately $3.7 million and $3.0 million for the three months ended November 30, 2005 and 2004, respectively.
Purchases from this England based publishing company were approximately $9.1 million and $5.8 million for the nine months ended November 30, 2005 and 2004, respectively. Total inventory purchases from all suppliers were approximately $10.4 million and $7.7 million for the nine months ended November 30, 2005 and 2004, respectively.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net Earnings	$739,100	$809,400	$1,879,100	$2,086,200

Basic EPS:
Weighted Average Shares Outstanding	3,753,923	3,878,975	3,745,704	3,954,306

Basic EPS	$0.20	$0.21	$0.50	$0.53

Diluted EPS:
Weighted Average Shares Outstanding	3,753,923	3,878,975	3,745,704	3,954,306
Assumed Exercise of Options	144,516	176,738	156,068	193,385

Shares Applicable to Diluted Earnings	3,898,439	4,055,713	3,901,772	4,147,691

Diluted EPS	$0.19	$0.20	$0.48	$0.50

Since March 1, 1998, when the Company began its stock repurchase program, 2,328,436 shares of the Company’s common stock at a total cost of $11,805,937 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.
Note 5 — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the fourth quarter of fiscal year 2005, the Company early adopted SFAS No. 123R which eliminates the alternative of applying the intrinsic value measurement provision of APB 25 to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended November 30, 2005.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $709,600 and $601,700 for the three months ended November 30, 2005 and 2004, respectively. Freight costs and handling costs were $1,755,000 and $1,587,200 for the nine months ended November 30, 2005 and 2004, respectively.
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

EDUCATIONAL DEVELOPMENT CORPORATION
Information by industry segment for the three months and nine months ended November 30, 2005 and 2004 is set forth below:

	Publishing	UBAH	Other	Total
Three Months Ended November 30, 2005

Net revenues from external customers	$1,900,900	$7,782,100	$—	$9,683,000
Earnings before income taxes	$638,400	$1,523,100	$(994,400)	$1,167,100

Three Months Ended November 30, 2004

Net revenues from external customers	$1,651,900	$7,679,200	$—	$9,331,100
Earnings before income taxes	$562,300	$1,691,300	$(955,500)	$1,298,100

Nine Months Ended November 30, 2005

Net revenues from external customers	$6,326,000	$18,377,800	$—	$24,703,800
Earnings before income taxes	$2,115,000	$3,719,300	$(2,826,300)	$3,008,000

Nine Months Ended November 30, 2004

Net revenues from external customers	$5,603,600	$19,273,000	$—	$24,876,600
Earnings before income taxes	$1,885,100	$4,265,500	$(2,791,400)	$3,359,200
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

EDUCATIONAL DEVELOPMENT CORPORATION
The following table sets forth statement of earnings data as a percentage of net revenues.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.0%	34.5%	37.0%	35.6%

Gross margin	65.0%	65.5%	63.0%	64.4%

Operating expenses:
Operating & selling	21.8%	19.9%	21.4%	20.5%
Sales commissions	26.6%	27.1%	24.2%	25.2%
General & administrative	4.4%	4.5%	5.1%	5.1%
Interest	0.3%	0.2%	0.3%	0.2%

Total operating expenses	53.1%	51.7%	51.0%	51.0%

Other income	0.2%	0.1%	0.2%	0.1%

Earnings before income taxes	12.1%	13.9%	12.2%	13.5%
Income taxes	4.5%	5.2%	4.6%	5.1%

Net earnings	7.6%	8.7%	7.6%	8.4%

Operating Results for the Three Months Ended November 30, 2005
The Company had income before income taxes of $1,167,100 for the three months ended November 30, 2005 compared with $1,298,100 for the three months ended November 30, 2004.
Revenues

	Three Months Ended November 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Gross sales	$12,397,500	$11,670,100	$727,400	6.2%
Less discounts & allowances	(3,233,100)	(2,832,900)	(400,200)	14.1%
Transportation revenue	518,600	493,900	24,700	5.0%

Net revenues	$9,683,000	$9,331,100	$351,900	3.8%

The UBAH Division’s gross sales increased 1.9% or $159,300 during the three month period ending November 30, 2005 when compared with the same quarterly period a year ago. The Company attributes this increase primarily to a 7.5% increase in the number of consultants who made sales during the quarter ended November 30, 2005 when compared with the same period last year and a 12.9% increase in the number of orders received during the same two periods. Book fair sales, school and library sales and web sales all increased, while home party sales and direct sales declined during the quarter ended November 30, 2005 when compared with the same quarter the previous year. The Publishing Division’s gross sales increased 16.9% or $568,100, during the three month period ending November 30, 2005 when compared with the same quarterly period a year ago. The Company attributes this to increased buying by the national chains as well as increased sales by the Company’s inside sales representatives and outside sales representatives, both of whom sell to the smaller book markets.
The UBAH Division’s discounts and allowances were $1,202,800 and $1,127,500 for the three months ended November 30, 2005 and 2004, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14.2% of UBAH’s gross sales for the three months ended November 30, 2005 and 13.6% for the three months ended November 30, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,030,300 and $1,705,400 for the three months ended November 30, 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for the three months ended November 30, 2005 and 50.8% for the three months ended November 30, 2004.
The increase in transportation revenues for the three months ended November 30, 2005 is the result of increased sales in both the UBAH Division and the Publishing Division.
Expenses

	Three Months Ended November 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Cost of sales	$3,390,200	$3,220,600	$169,600	5.3%
Operating & selling	2,109,500	1,856,300	253,200	13.6%
Sales commissions	2,573,300	2,526,700	46,600	1.8%
General & administrative	427,900	415,700	12,200	2.9%
Interest	32,600	21,500	11,100	51.6%

Total	$8,533,500	$8,040,800	$492,700	6.1%

Cost of sales increased 5.3% or $169,600 for the three months ended November 30, 2005 when compared with the three months ended November 30, 2004. The 5.3% increase in cost of sales is consistent with the 6.2% increase in gross sales. In comparing the 6.2% increase in gross sales with the 5.3% increase in cost of sales, consideration must be given to the mix of products sold. During the three months ended November 30, 2005, sales of consignment titles decreased 10.4% or $99,700 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the three months ended November 30, 2005 was 27.4% and for the three months ended November 30, 2004 was 27.6%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $310,100 in the three months ended November 30, 2005 and $297,400 in the three months ended November 30, 2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased because of a $102,100 increase in postage and freight costs in both divisions, a $34,100 increase in damaged merchandise returned for both divisions and a $87,500 increase in travel contest incentives and other sales incentives in the UBAH Division. Operating and selling expenses as a percentage of gross sales were 17.0% and 15.9% for the three months ended November 30, 2005 and 2004.
Sales commissions in the Publishing Division increased 26.2% to $23,300 for the three months ended November 30, 2005. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the three months ended November 30, 2005 and 1.1% for the three months ended November 30, 2004. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division increased 1.7% to $2,550,000 for the three months ended November 30, 2005, the direct result of increased sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.1% of retail sales for the three months ended November 30, 2005 and 38.5% of retail sales for the three months ended November 30, 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

EDUCATIONAL DEVELOPMENT CORPORATION
General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses for the three months ended November 30, 2005 increased 2.9% over the same period last year. Contributing to the increase in general and administrative expenses were increases in audit and legal expenses of $14,100 and payroll and benefits of $8,400, and a reduction of material and supplies costs of $9,900. Payroll and benefit costs increases are necessary to keep the Company competitive in the local job market. General and administrative expenses as a percentage of gross sales were 3.5% for the three months ended November 30, 2005 and 3.6% for the three months ended November 30, 2004.
Interest expense increased $11,100 due to slightly increased borrowings and higher interest rates, throughout the three months ended November 30, 2005. Interest expense as a percentage of gross sales was 0.3% for the three months ended November 30, 2005 and was 0.2% for the three months ended November 30, 2004.
The Company’s effective tax rate was 36.7% and 37.6% for the three months ended November 30, 2005 and 2004, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Operating Results for the Nine Months Ended November 30, 2005
The Company had income before income taxes of $3,008,000 for the nine months ended November 30, 2005 compared with $3,359,200 for the nine months ended November 30, 2004.
Revenues

	Nine Months Ended November 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Gross sales	$32,940,400	$32,308,200	$632,200	2.0%
Less discounts & allowances	(9,444,000)	(8,698,000)	(746,000)	8.6%
Transportation revenue	1,207,400	1,266,400	(59,000)	(4.7%)

Net revenues	$24,703,800	$24,876,600	$(172,800)	(0.7%)

The UBAH Division’s gross sales decreased 4.6% or $948,000 during the nine month period ending November 30, 2005 when compared with the same nine month period a year ago. The Company attributes this decrease primarily to a 10.9% decrease in the number of home shows held during the nine months ended November 30, 2005 when compared with the same nine month period last year. This resulted in a 13.4% decrease in home party sales for the nine months ended November 30, 2005 versus November 30, 2004. In addition, in comparing these same two nine month periods, direct sales declined 9.3%, while school and library sales increased 5.0%, book fair sales increased 9.4% and web sales increased 59.1%. The Publishing Division’s gross sales increased 13.8% or $1,580,200, during the nine month period ending November 30, 2005 when compared with the same period a year ago. The Company attributes this to increased buying by the national chains as well as increased sales by the Company’s inside sales representatives and outside sales representatives, both of whom sell to the smaller book markets.
The UBAH Division’s discounts and allowances were $2,689,900 and $2,800,000 for the nine months ended November 30, 2005 and 2004, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 13.5% of UBAH’s gross sales for the nine months ended November 30, 2005 and 13.4% for the nine months ended November 30, 2004.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $6,754,100 and $5,898,000 for the nine months ended November 30, 2005 and 2004, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for the nine-month period ended November 30, 2005 and 51.4% for the nine-month period ended November 30, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
The decrease in transportation revenues for the nine months ended November 30, 2005 is the result of decreased sales in the UBAH Division.
Expenses

	Nine months Ended November 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)
Cost of sales	$9,134,200	$8,843,500	$290,700	3.3%
Operating & selling	5,295,500	5,102,700	192,800	3.8%
Sales commissions	5,967,100	6,277,900	(310,800)	(5.0%)
General & administrative	1,257,100	1,265,500	(8,400)	(0.7%)
Interest	75,600	51,100	24,500	47.9%

Total	$21,729,500	$21,540,700	$188,800	0.9%

Cost of sales increased 3.3% or $290,700 for the nine months ended November 30, 2005 when compared with the nine months ended November 30, 2004. The 3.3% increase in cost of sales is consistent with the increase in gross sales of approximately $632,200 or 2.0% for the same two nine-month periods. In comparing the 2.0% increase in gross sales with the 3.3% increase in cost of sales, consideration must be given to the mix of products sold. During the nine months ended November 30, 2005, sales of consignment titles increased 27.8% or $572,000 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the nine months ended November 30, 2005 was 27.7% and for the nine months ended November 30, 2004 was 27.4%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $833,500 in the nine months ended November 30, 2005 and $871,000 in the nine months ended November 30, 2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased due to a $138,200 increase in postage and freight costs, a $15,900 increase is payroll and benefits costs and a $30,100 increase in travel contest incentives and other sales incentives in the UBAH Division. Payroll and benefit costs increases are necessary to keep the Company competitive in the local job market. Operating and selling expenses as a percentage of gross sales were 16.1% for the nine months ended November 30, 2005 and 15.8% for the nine months ended November 30, 2004.
Sales commissions in the Publishing Division increased 13.4% to $76,100 for the nine months ended November 30, 2005. Publishing Division sales commissions are paid on net sales and were 1.2% of net sales for the nine months ended November 30, 2005 and November 30, 2004. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 5.2% to $5,891,000 for the nine months ended November 30, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 37.8% of retail sales for the nine months ended November 30, 2005 and 38.5% of retail sales for the nine months ended November 30, 2004. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses for the nine months ended November 30, 2005 decreased 0.7% over the same period last year. Contributing to the decrease in general and administrative expenses were decreases in repairs and maintenance costs of $13,500 and materials and supplies costs of $22,400. Offsetting these decreases was an increase in depreciation costs of $12,100 attributable to the new warehouse and an increase in payroll and benefits costs of $13,900. Payroll and benefit costs increases are necessary to keep the Company competitive in the local job market. General and administrative expenses as a percentage of gross sales were 3.8% for the nine months ended November 30, 2005 and 3.9% for the nine months ended November 30, 2004.

EDUCATIONAL DEVELOPMENT CORPORATION
Interest expense increased $24,500 due to slightly increased borrowings and higher interest rates throughout the nine months ended November 30, 2005. Interest expense as a percentage of gross sales was 0.2% for the nine months ended November 30, 2005 and November 30, 2004.
The Company’s effective tax rate was 37.5% for the nine-month period ended November 30, 2005 and 37.9% for the nine month period ended November 30, 2004. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.
The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends. The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first nine months of fiscal year 2006 the Company repurchased 7,500 shares of its common stock under the stock repurchase program at a cost of $77,300.
The Company’s primary source of liquidity is cash generated from operations. During the first nine months of fiscal year 2006 the Company experienced a positive cash flow from operating activities of $1,354,300. Cash flows from operating activities was positive due to increases in accounts payable and accrued expenses of $378,200, offset by increases in net inventory of $297,000 and a net increase in accounts receivable and income taxes receivable of $838,500. Inventory increased due to the receipt of many new titles for the January 2006 selling season, offset by the moderate increase in sales for the first nine months ended November 30, 2005. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during the balance of fiscal year 2006. The increase in accounts receivable is due primarily to increased sales in the Publishing Division and a special sales promotion in the Publishing Division which offered payment terms extended to mid-December. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments. Cash generated from operations during the first nine months of fiscal year 2005 was $4,209,100. The reduction in cash generated from operations between the nine months of fiscal year 2006 versus fiscal year 2005 was primarily due to a decrease of $2,200,000 in inventories during the nine months of fiscal year 2005.
The Company believes that in fiscal year 2006 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
Cash used in investing activities was $219,400. The principal uses of cash in investing activities were $169,500 in property improvements, a $41,300 automobile, $6,600 in warehouse equipment and $2,000 in computer equipment. The Company estimates that cash used in investing activities for fiscal year 2006 will be less than $250,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
Cash used in financing activities was $1,336,000, comprised of a net decrease of $895,000 in borrowings under the bank credit agreement, $49,400 received from the exercise of stock options, $12,300 tax benefit of stock options exercised, $135,300 received from the sale of treasury stock, $77,300 paid to acquire treasury stock and a $560,700 cash dividend payment.
As of November 30, 2005 the Company did not have any commitments in excess of one year.
On January 11, 2006 the Board of Directors authorized a $0.20 per share cash dividend payable May 12, 2006 to shareholders of record May 2, 2006.
Bank Credit Agreement
Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000 through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (6.25%

EDUCATIONAL DEVELOPMENT CORPORATION
at November 30, 2005) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2005 the Company had $533,000 outstanding. Available credit under the revolving credit agreement was $4,467,000 at November 30, 2005.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2005. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions.
Revenue Recognition
Revenue from merchandise sales is net of returns and allowances. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Management has estimated and included a reserve for sales returns of $66,000 as of November 30, 2005 and $63,000 as of February 28, 2005. The reserve for sales returns is estimated by management using historical sales returns data.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $85,900 and $77,400 as of November 30, 2005 and February 28, 2005, respectively.
Inventory
Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $674,000 at November 30, 2005 and $1,111,700 at February 28, 2005. The decrease in non-current inventory is the result of the Company promoting many of these titles on its web site as well as special promotions of many of these titles through the UBAH Division.
Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at November 30, 2005 and February 28, 2005. Management has estimated a valuation allowance for both current and noncurrent inventory of $227,400 and $424,900 as of November 30, 2005 and February 28, 2005, respectively. The decrease in the inventory valuation allowance is reflective of the decrease in the amount of inventory on hand in excess of our normal operating cycle.
Deferred Tax Assets
The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

EDUCATIONAL DEVELOPMENT CORPORATION
Long-lived Assets
Whenever events or changes in circumstances indicate that the carrying amount of our property and equipment may not be recoverable from future operating cash flows, we will perform a test to determine if the asset values are impaired. We believe at this time that such an evaluation is not necessary.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company does not have any material market risk.

Item 4	CONTROLS AND PROCEDURES
An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2005. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.
PART II OTHER INFORMATION

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter ended November 30, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased	Share (or Unit)	or Programs (1)	Plans or Programs
September 1, 2005 — September 30, 2005	—	—	—	171,564

October 1, 2005 — October 31, 2005	—	—	—	171,564

November 1, 2005 — November 30, 2005	—	—	—	171,564

Total	—	—	—

EDUCATIONAL DEVELOPMENT CORPORATION

(1)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.
Item 6 EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
A Form 8-K was filed on October 13, 2005 to submit to the Securities and Exchange Commission a press release announcing earnings and sales for the 2nd quarter ended August 31, 2005. The press release contained the following financial information for the 2nd quarter ended August 31, 2005 and the 2nd quarter ended August 31, 2004: (1) net revenues; (2) pre tax earnings; (3) income taxes; (4) net earnings; (5) earnings per share.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date January 13, 2006	By	/s/ Randall W. White
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