Form 10-K
period 2006-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2006-05-25
CIK 31667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-4957
EDUCATIONAL DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0750007 (I.R.S. Employer Identification No.)

10302 East 55th Place, Tulsa, Oklahoma (Address of principal executive offices)	74146-6515 (Zip Code)

Registrant’s telephone number, including area code (918)622-4522
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.20 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐      No ☑
     The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2005, on the Nasdaq National Market was $27,921,553.
          As of May 22, 2006, there were 3,755,934 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on July 25, 2006

EDUCATIONAL DEVELOPMENT CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED FEBRUARY 28, 2006
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
(a) General Development of Business
          Educational Development Corporation (“EDC” or the “Company”), a Delaware corporation with its principal office in Tulsa, Oklahoma, is the exclusive United States trade publisher of a line of children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).
          The Company was incorporated on August 23, 1965. The Company’s original corporate name was Tutor Tapes International Corporation of Delaware. Its name was changed to International Teaching Tapes, Inc. on November 24, 1965, and changed again to the present name on June 24, 1968.
          During Fiscal Year (“FY”) 2006 the Company operated two divisions: Home Business Division (“Usborne Books at Home” or “UBAH”) and Publishing Division. The Home Business Division distributes books through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales. The Home Business Division also distributes these titles to school and public libraries. The Publishing Division markets books to bookstores, toy stores, specialty stores and other retail outlets.

(b) Financial Information about Industry Segments
          See part II, Item 8 – Financial Statements and Supplementary Data
(c) Narrative Description of Business
     General
          The principal product of both the Usborne Books at Home Division and Publishing Division is a line of children’s books produced in the United Kingdom by Usborne Publishing Limited. The Company is the sole United States trade publisher of these books. The Company currently offers approximately 1,400 different titles. The Company also distributes a product called “Usborne Kid Kits”. These Kid Kits take an Usborne book and combine it with specially selected items and/or toys that complement the information contained in the book. The Kid Kits are packaged in a reusable vinyl bag. Alternatively, 39 Kid Kits are also available in an attractive box package. Currently 60 different Kid Kits are available.
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
     Industry Segments
     (a) Usborne Books at Home Division
          The Usborne Books at Home Division markets the Usborne line of approximately 1,400 titles and 60 Kid Kits through a combination of direct sales, home parties, book fairs and the Internet, sold through a network marketing system. The division also sells to schools and public libraries.
     (b) Publishing Division
          The Publishing Division distributes the Usborne line to bookstores, toy stores, specialty stores and other retail outlets utilizing an inside telephone sales force as well as independent field sales representatives.
     Marketing
     (a) Usborne Books at Home Division
          The Usborne Books at Home Division markets through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet. The division had approximately 8,100 consultants in 50 states at February 28, 2006.

     (b) Publishing Division
          The Publishing Division markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets and through marketing by telephone to the trade. This division markets to approximately 5,100 book, toy and specialty stores. Significant orders totaling 40% of the Publishing Division’s sales have been received from major book chains. During fiscal year 2006 the division continued to expand into mass merchandising outlets such as drug, department and discount stores.
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
     (b) Publishing Division
          The Publishing Division faces strong competition from large U.S. and international companies that have more financial resources. Industry sales of juvenile paperbacks approached $851 million annually for calendar year 2005, up 3.8% from the previous year. The Publishing Division’s sales are approximately 1.0% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.
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

		Office
Name	Office	Held Since	Age

Randall W. White	Chairman of the Board, President and Treasurer	1986	64

W. Curtis Fossett	Controller and Corporate Secretary (Principal Financial and Accounting Officer)	1989	60

Craig M. White*	Vice President – Information Systems	2001	37

Ronald T. McDaniel*	Vice President – Publishing Division	2002	68

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
     Employees
          As of April 1, 2006, the Company had 76 full-time employees and 5 part-time employees. The Company believes its relations with its employees to be good.
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

Item 1A.	RISK FACTORS
Investors should carefully consider the following risks in addition to the other information contained in this report. Each of these factors could adversely affect our business, operating results and financial condition of the Company. In addition, these factors could adversely affect the value of an investment in the Company’s common stock.
Our operations may be adversely affected by general economic conditions.
General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect the Company’s performance.
Our growth is dependent upon attracting and retaining sales consultants
Our continued growth and success is dependent in part upon our ability to attract and retain sales consultants in the Usborne Books at Home Division, the ability of these sales consultants to operate their businesses successfully and the ability of these sales consultants to recruit other sales consultants. To attract and retain new sales consultants, the Company provides operational manuals and sales materials, participates in regional and national training seminars, provides low start-up costs, offers monetary sales incentives and pays competitive sales commissions and bonuses. The investor should understand that these sales consultants are independent business owners and the Company has no control over the time and effort each individual consultant chooses to spend working their business.
Our business faces a great deal of competitive pressure.
The retail business is highly competitive. The Company competes for sales consultants with many other direct selling companies, most of whom offer products different than the Company’s products. Most of these competitors have a greater market presence than the Company and have larger financial resources. Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of the Company’s Usborne Books at Home Division.
The Publishing Division operates in a market that is highly competitive, with a large number of companies selling books. The Publishing Division is in direct competition with all of these other companies, the majority of which have larger financial resources than the Company. The book industry is a $25.1 billion market. Sales in the juvenile paperback market, the Company’s market, were approximately $851 million for calendar year 2005. The Company’s market share in the juvenile paperback market was 1.0% in fiscal year 2006. Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of the Company’s Publishing Division.
Seasonality of sales.
The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the first and third quarters of the fiscal year, which includes the back-to-school and holiday seasons, respectively. This seasonality causes the Company’s operating results to vary somewhat from quarter to quarter and could materially and adversely affect the market price of its securities

Our operations are dependent on a single distribution facility.
The Company’s distribution functions for all of its books are handled from a single facility in Tulsa, Oklahoma. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its customers, which could cause sales to decline.
The Company has a sole source supplier for its products.
The Company is the sole source United States distributor for the Usborne line of children’s book published by Usborne Publishing, LTD, London, UK. There is some risk in having only one source for its products. The contract between the Company and Usborne Publishing, LTD has a two-year notice of termination requirement. However, the Company has an excellent working relationship with its foreign supplier Usborne Publishing, LTD and can foresee no reason for this to change.
All our products are imported from overseas locations.
The Company’s products are printed at locations throughout Europe, China, Singapore, India, Malaysia and Dubai. The products are then shipped by ocean cargo to the United States. There is some risk of political unrest causing delays in securing products. However, the Company’s supplier has numerous sources for printing the Company’s products and should political unrest occur in one area the supplier could utilize printers in other locations to provide the Company’s product. There is some risk of physical loss of the books should an accident occur while the books are in transit. This could result in an economic loss to the Company, due to lost sales, should the supply of some titles be depleted in the event of a lost shipment.
The Company’s common stock is thinly traded.
The Company’s common stock is traded on the NASDAQ market under the symbol EDUC. There were 3,753,923 shares outstanding at February 28, 2006. The average shares traded for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 were 3,371 shares, 9,855 shares and 5,297 shares, respectively.
Personnel changes.
The Company’s development has largely been achieved through the vision and efforts of our President and CEO. If his services were not available for any reason, the Company’s business could be adversely affected.
Other factors may negatively affect our business.
The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made

Item 1B.	UNRESOLVED STAFF COMMENTS
          None

Item 2.	PROPERTIES
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
     The common stock of EDC is traded on the Nasdaq National Market (symbol—EDUC). The high and low closing quarterly common stock quotations for fiscal years 2006 and 2005, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2006		2005
Period	High	Low	High	Low
1st Qtr	10.98	10.06	10.98	10.00
2nd Qtr	10.61	10.05	11.56	10.80
3rd Qtr	10.13	7.95	13.49	10.00
4th Qtr	8.57	7.65	10.83	10.06
          The number of shareholders of record of EDC’s common stock at May 11, 2006 was 833.
          The Company paid a $0.15 per share annual dividend during fiscal year 2006 and a $0.12 per share annual dividend during fiscal year 2005. The Company paid a $0.20 per share dividend on May 12, 2006 to shareholders of record as of May 2, 2006.

          The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended February 28, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased	Share (or Unit)	or Programs (1)	Plans or Programs
December 1, 2005 – December 31, 2005	—	—	—	171,564
January 1, 2006 – January 31, 2006	—	—	—	171,564
February 1, 2006 – February 28, 2006	—	—	—	171,564

Total	—	—	—

(1)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

	YEARS ENDED FEBRUARY 28 (29)
	2006	2005	2004	2003	2002
Net Revenues	$31,788,890	$31,650,779	$31,127,268	$26,869,681	$22,065,957

Earnings From Continuing Operations	$2,398,410	$2,406,074	$2,373,450	$1,996,615	$1,531,274

Earnings From Continuing Operations Per Common Share
Basic	$.64	$.62	$.60	$.52	.40

Diluted	$.62	$.59	$.55	$.48	$.38

Total Assets	$18,643,966	$17,980,506	$19,112,694	$17,587,725	$14,156,798

Cash Dividends Paid Per Common Share	$.15	$.12	$.10	$.06	$.04

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          The Company operates two separate divisions, Publishing and Usborne Books at Home, to sell the Usborne line of children’s books. These two divisions each have their own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as to school and public libraries.
Publishing Division
          The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books. The Publishing Division is in direct competition with all of these other companies. Sales in the book industry were approximately $25.1 billion for calendar year 2005. Sales in the trade industry, defined as wholesale sales to retailers, were approximately $7.8 billion for calendar year 2005. Sales in the juvenile paperback market, the Company’s market segment, were approximately $851 million for calendar year 2005. The Company’s market share in the juvenile paperback market has remained between 0.9% and 1.0% during the last three years.
          The following table sets forth the annual sales in the book industry for the last three calendar years and compares these sales to the Publishing Division’s net sales.
Table of Book Industry Sales (1)
(amounts in millions)

	2005	2004	2003
Sales – Total Industry	$25,067.7	$22,810.9	$23,115.2
Sales – Total Trade	$7,828.1	$6,267.2	$6,534.8
Sales – Juvenile Paperback	$850.6	$769.4	$741.3
Publishing Division’s Sales (2)	$8.4	$7.3	$7.4
Publishing Division’s Market Share of Total Book Industry	0.03%	0.03%	0.03%
Publishing Division’s Market Share of Total Trade Market	0.11%	0.12%	0.11%
Publishing Division’s Market Share of Juvenile Paperback Market	1.0. %	0.9%	1.0%

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

	FY 2006	FY 2005	FY 2004
National chain stores	42%	36%	32%
All other	58%	64%	68%

Total net sales	100%	100%	100%

          Sales to national chain stores increased in fiscal year 2006 primarily due to special promotions run by the major chains involving certain themes or subjects for which the Company’s books were particularly suited.
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
          The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market. They maintain contact with approximately 5,100 customers. During fiscal year 2006 the telesales group opened 358 new accounts. The Company’s full color, 130-page catalogs, which are revised twice a year, are mailed to nearly 5,100 customers and potential customers. The Company also offers two display racks to assist stores in displaying the Company’s products. One is a six-foot rack with five adjustable shelves that can hold approximately 250 titles. The second rack is a four-sided rack with three levels that will hold between 50 and 60 of the Company’s Kid Kits. There were approximately 4,100 of these attractive racks in retail stores throughout the country at the end of fiscal year 2006.
          Publishing Division’s net revenues increased $1.0 million from fiscal year 2005 to fiscal year 2006, or 14%. During the previous three fiscal years, net revenues ranged between $7.4 million - $7.6 million each fiscal year. Management expects that in fiscal year 2007 the Publishing Division will achieve revenues in the $8.0 million — $8.5 million range.
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

     The following table sets forth the number of new consultants added during the last three fiscal years and the number of active sales representatiaves at the end of the last three fiscal years.

	FY 2006	FY 2005	FY 2004
New Sales Representatives	5,347	5,646	6,964
Active Sales Representatives End of Fiscal Year	8,074	8,273	8,800
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

	FY 2006	FY 2005	FY 2004
Home Shows	46%	51%	54%
Direct Sales	3%	3%	4%
Book Fair	27%	24%	21%
School & Library	9%	9%	8%
Internet	5%	3%	3%
Transportation Revenue	10%	10%	10%

Totals	100%	100%	100%

          The table below sets forth a comparison of the percentage increase (decrease) between fiscal years in the net revenue generated by the different types of marketing programs offered by UBAH, along with the percentage increase (decrease) in transportation revenue.

	FY 2006	FY 2005
	Compared With	Compared With
	FY 2005	FY 2004
Home Shows	(13%)	(2%)
Direct Sales	(11%)	(8%)
Book Fair	12%	16%
School & Library	2%	7%
Internet	59%	32%
Transportation Revenue	(2%)	0%
          Home shows are the largest generator of revenue for the UBAH Division and will continue as such for the foreseeable future. Net revenues from home shows declined 13% or $1,110,300 during fiscal year 2006. This can be attributed to the decline in the number of new consultants signed up during the year.
          Net revenues from direct sales declined 11% or $63,400 during fiscal year 2006. This can be attributed to the decline in the number of new consultants signed up during the year.

          The book fair marketing program continues to grow, increasing 12% or $478,100 during fiscal year 2006. Scholastic dominates the book fair market. The Company’s book fair program is comparable to Scholastic’s program and the Company is making inroads into their market share. Many schools will hold joint book fairs with UBAH and our competitors and the Company does well at these events. In many cases, UBAH book fairs have been the only allowed participant. The Company looks forward to continued growth in this market area as the Company’s book fair program gains wider acceptance.
          The school and library market is affected by the budget constraints of the various state school budgets. Cuts in schools’ budgets affect the ability of UBAH to be more effective in this market. However, increased numbers of consultants have entered this section of the market place and sales in fiscal year 2006 increased 2% over fiscal year 2005.
          The Internet market is a relatively new market for UBAH. Internet sales have increased significantly year to year. This is the result of more consultants purchasing Company developed web sites. The Company during fiscal year 2006 began offering special “web site pricing” on selected titles. These specials are changed frequently and have proved successful and have contributed to the growth in this market.
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

          The table below sets forth the number of orders for each UBAH marketing program.

	FY 2006	FY 2005	FY 2004
Home Shows	37,008	41,237	41,763
Direct Sales	8,999	10,140	10,928
Book Fair	8,040	7,243	6,503
School & Library	4,090	4,251	4,842
Internet	27,358	17,609	13,532

	85,495	80,480	77,568

          The Company monitors the trends displayed in the above table in order to judge how the five marketing programs are performing. This table shows strong growth in two of the five categories. Home shows and direct sales suffered declines due to the lower number of new recruits signed up during FY2006. Despite a lower number of orders, the average size per order in the school and library division increased 5.5%, accounting for the increased sales in this market segment. As addressed above, the school and library market is impacted by the budget cuts undertaken by many schools. Internet orders increased as more consultants took advantage of the Company sponsored web sites.
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
Results of Operations
          The following table sets forth statements of earnings data as a percentage of total revenues

	FY 2006	FY 2005	FY 2004
Net revenues	100.0%	100.0%	100.0%
Cost of sales	36.6%	35.8%	36.3%

Gross margin	63.4%	64.2%	63.7%
Operating expenses:
Operating & selling	22.3%	21.7%	21.6%
Sales commissions	23.7%	24.9%	24.8%
General & administrative	5.4%	5.4%	5.3%
Interest	0.3%	0.2%	0.0%

Total operating expenses	51.7%	52.2%	51.7%

Other income	0.3%	0.3%	0.3%

Earnings before income taxes	12.0%	12.3%	12.3%
Income taxes	4.5%	4.7%	4.7%

Net earnings	7.5%	7.6%	7.6%

Fiscal Year 2006 Compared with Fiscal Year 2005
Operating Results
          The Company had earnings before income taxes of $3,814,410 for fiscal year 2006 compared with $3,885,074 for fiscal year 2005.
Revenues

			$ Increase/
	FY 2006	FY 2005	(decrease)
Gross sales	$42,567,648	$41,361,612	$1,206,036
Less discounts & allowances	(12,367,775)	(11,324,165)	(1,043,610)
Transportation revenue	1,589,017	1,613,332	(24,315)

Net revenues	$31,788,890	$31,650,779	$138,111

          The UBAH Division’s gross sales decreased 4.0% or $1,039,200 during FY 2006 when compared with FY 2005. The Company attributes this decrease to lower sales in the home party and direct sale market, offset by increased sales in the book fair and internet markets. The Publishing Division’s gross sales increased 14.8% or $2,245,200 during FY 2006 when compared with FY 2005. The Company attributes this increase to increased buying by the major chains and increases in the sales generated by the Company’s in-house telesales force.
          The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $9.0 million and $7.8 million in fiscal years 2006 and 2005, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales in fiscal year 2006 and 51.5% in fiscal year 2005.
          The UBAH Division’s discounts and allowances were $3.4 million in fiscal year 2006 and $3.5 million in fiscal year 2005. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 13.4% of UBAH’s gross sales in fiscal year 2006 and 13.5% in fiscal year 2005.
          The decrease in transportation revenues is the result of decreased sales in the UBAH Division.
Expenses

			$ Increase/
	FY 2006	FY 2005	(decrease)
Cost of sales	$11,651,182	$11,338,039	$313,143
Operating & selling	7,094,963	6,860,540	234,423
Sales commissions	7,526,184	7,875,891	(349,707)
General & administrative	1,712,469	1,719,240	(6,771)
Interest	83,054	67,620	15,434

Total	$28,067,852	$27,861,330	$206,522

          Cost of sales increased approximately 2.8% in fiscal year 2006 when compared with fiscal year 2005. The Company’s cost of its products is 25% to 34% of the gross sales price, depending upon the product. In comparing the percentage increase in gross sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of the Company’s products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years. We expect the percentage increases in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be similar in movement in the foreseeable future. The 2.8% increase in cost of sales for fiscal year 2006 over fiscal year 2005 is consistent with the percent increase in gross sales of approximately 2.9% for the same periods. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $1,144,907 in FY2006, $1,196,915 in FY2005 and $1,110,634 in FY2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
          In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased because of higher postage and freight expense totaling $126,100, increases in travel contest incentives and other sales incentives offered by the UBAH Division totaling $116,500 and higher promotion costs in the Publishing Division totaling $16,500. Offsetting the increase in operating and selling expenses were decreases in payroll costs for both divisions of $23,200. Operating and selling expenses as a percentage of gross sales were 16.7% and 16.6% for fiscal year 2006 and fiscal year 2005, respectively.
          Sales commissions in the Publishing Division increased $10,700 for the fiscal year ended 2006, due to the increase in net sales. Publishing Division sales commissions are paid on net sales and were 1.1% of net sales in fiscal year 2006 and 1.2% of net sales in fiscal year 2005. Publishing Division sales commissions will fluctuate as a percentage of net sales, depending upon the type of customer. Sales to the major chains are handled by the Publishing Division Vice President and no sales commissions are paid on these sales. Sales commissions in the UBAH Division decreased $360,400. UBAH Division sales commissions are paid on retail sales and were 37.6% for fiscal year 2006 and 38.2% for fiscal year 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The decrease in sales commissions is the result of lower sales in the UBAH Division.
          General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses decreased because of lower materials and supplies costs, offset by increased depreciation costs. Materials and supplies costs declined $34,700. Depreciation costs increased $26,400 due to the addition of the new warehouse building. General and administrative expenses as a percentage of gross sales were 4.0% for fiscal year 2006 and 4.2% for fiscal year 2005.
          Interest expense increased $15,400 due to increased borrowings throughout fiscal year 2006 and higher interest rates. The Federal Reserve increased interest rates eight times during fiscal year 2006, which in turn caused the Company’s borrowing rate to increase. Interest expense as a percentage of gross sales was 0.20% in fiscal year 2006 and .16% in fiscal year 2005.
          The tax provision for fiscal year 2006 was $1,416,000. The effective rate for fiscal year 2006 was 37.1% and for fiscal year 2005 was 38.0%. The Company’s effective tax rate is higher than the Federal statutory rate due to state income taxes.

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

          Cost of sales increased approximately 0.4% in fiscal year 2005 when compared with fiscal year 2004. The Company’s cost of its products is 25% to 34% of the gross sales price, depending upon the product. In comparing the percentage increase in gross sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of the Company’s products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years. We expect the percentage increases in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be similar in movement in the foreseeable future. The 0.4% increase in cost of sales for fiscal year 2005 over fiscal year 2004 is consistent with the percent increase in gross sales of approximately 1.0% for the same periods. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $1,196,915 in FY2005 and $1,110,634 in FY2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
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

Liquidity and Capital Resources
          The Company’s primary source of cash is operating cash flow. Its primary uses of cash are to repay borrowings on the Company’s line of credit, purchase property and equipment and pay dividends. The Company utilizes its bank credit facility to meet its short-term cash needs.
          The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company limited its purchases of treasury stock in fiscal year 2006, but remains open to such purchases in the future.
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
          The Company’s primary source of liquidity is cash generated from operations. During fiscal year 2006 the Company experienced a positive cash flow from operations of $1,380,000. Cash flow from operations was reduced by a decrease in accounts payable and accrued expenses of $613,600.
          The Company believes that in fiscal year 2007 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
          Cash used in investing activities was $229,200. The principal use of cash in investing activities was $169,500 for completion of the 22,000 square foot addition to the Company’s warehouse facility. Additional cash used in investing activities included $41,300 for a corporate automobile, $11,600 for data processing equipment and $5,600 for warehouse storage racks. The Company estimates that cash used in investing activities for fiscal year 2007 will be less than $1,000,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
          Cash received from financing activities was $135,200 from the sale of treasury stock, $49,400 from the exercise of stock options and $12,200 reduced income taxes from exercise of stock options. Cash used in financing activities included $752,000 net payments under the bank loan agreement, $77,200 paid to acquire treasury stock and the annual dividend totaling $560,700. In September 2002 the Board of Directors of the Company authorized paying a minimum annual cash dividend of 20% of net earnings. In 2006, 2005 and 2004 the Company paid 31%, 25% and 20%, respectively, of net earnings as a cash dividend. The Company anticipates that in future years it will continue paying 25% — 35% of net earnings as a cash dividend.

Contractual Obligations
          The table below summarizes the maturity dates of our contractual obligations by period.

Payments due by period
		Less			More
		than			then
Contractual		1	1-3	3-5	5
obligations	Total	year	years	years	years

Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	$3,163,900	$3,163,900	—	—	—

Other Long- Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$3,163,900	$3,163,900	—	—	—

Bank Credit Agreement
          Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000 through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (6.75% at February 28, 2006) and borrowings are collateralized by substantially all the assets of the Company. At February 28, 2006 the Company had $676,000 outstanding. Available credit under the revolving credit agreement was $4,324,000 at February 28, 2006. Borrowings outstanding under the agreement ranged from $0 to $1,048,000 during the fiscal year ended February 28, 2006.

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
Stock-Based Compensation
The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
Revenue Recognition
          Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 74% of net revenues in FY2006, 77% in FY2005 and 76% in FY2004. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $73,000 as of February 28, 2006 and $63,000 as of February 28, 2005.
Allowance for Doubtful Accounts
          The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated allowance for doubtful accounts of $112,200 and $77,400 as of February 28, 2006 and February 28, 2005, respectively.

Inventory
          Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $657,000 and $1,111,700 at February 28, 2006 and February 28, 2005, respectively.
          Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This allowance is based on management’s identification of slow moving inventory on hand.. Management has estimated a valuation allowance for both current and noncurrent inventory of $304,900 and $424,900 as of February 28, 2006 and 2005, respectively.
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
Long-lived Assets
          Whenever events or changes in circumstances indicate that the carrying amount of our property and equipment may not be recoverable from future operating cash flows, we will perform a test to determine if the asset values are impaired. We believe that at this time that such an evaluation is not necessary.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company does not have any material market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this Item 8 begins at page 30.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2006.
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
An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2006. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9.B	OTHER INFORMATION
          None
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (a) Identification of Directors
          The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 2006.
          (b) Identification of Executive Officers
          Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

          (c) Compliance With Section 16 (a) of the Exchange Act
          The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 2006.

Item 11.	EXECUTIVE COMPENSATION
     The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

Item 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
          The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in the Company’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 25, 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
     1. Financial Statements
Schedules have been omitted as such information is either not required or is included in the financial statements.
     2. Exhibits

3.1	Restated Certificate of Incorporation of the Company dated April 26, 1968, and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 27, 1977 are incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.3	By-Laws of the Company as amended are incorporated herein by reference to Exhibit 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 22, 1996. is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-4957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-4957)

4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957) filed June 29, 1970.

10.1	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.2	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.3	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.4	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

10.5	Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.6	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement of the Company on Schedule 14A dated May 23, 2002 (File No. 0-4957)

10.7	Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

*23.1	Consent of current Independent Registered Public Accounting Firm

*23.2	Consent of prior Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 25, 2006	By	/s/ W. Curtis Fossett

W. Curtis Fossett
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 25, 2006	/s/ Randall W. White

Randall W. White
Chairman of the Board
President, Treasurer and
Director

	May 25, 2006	/s/ John A. Clerico

John A. Clerico, Director

	May 25, 2006	/s/ Dean Cosgrove

G. Dean Cosgrove, Director

	May 25, 2006	/s/ James F. Lewis

James F. Lewis, Director

	May 25, 2006	/s/ W. Curtis Fossett

W. Curtis Fossett
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Educational Development Corporation
We have audited the balance sheets of Educational Development Corporation as of February 28, 2006 and 2005, and the related statements of earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2005, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment.” We also audited the adjustments described in Note 1 that were applied to restate the financial statements as of and for the year ended February 29, 2004. In our opinion, such adjustments are appropriate and have been properly applied.
/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
April 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Educational Development Corporation
We have audited the statements of earnings, shareholders’ equity, and cash flows of Educational Development Corporation (the “Company”) for the year ended February 29, 2004 (none of which are presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the results of operations, changes in shareholders’ equity, and cash flows of the Company for the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
May 19, 2004

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
FEBRUARY 28, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$321,537	$364,024
Accounts receivable, less allowance for doubtful accounts and sales returns $185,209 (2006) and $140,391 (2005)	2,946,462	2,442,436
Inventories—Net	12,159,360	11,749,238
Prepaid expenses and other assets	119,508	103,346
Income taxes receivable	—	53,805
Deferred income taxes	141,700	44,800

Total current assets	15,688,567	14,757,649

INVENTORIES—Net	379,570	723,290

PROPERTY, PLANT AND EQUIPMENT—Net	2,493,929	2,402,767

DEFERRED INCOME TAXES	81,900	96,800

TOTAL	$18,643,966	$17,980,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$676,000	$1,428,000
Accounts payable	3,042,937	3,612,877
Accrued salaries and commissions	566,379	544,423
Income taxes payable	71,749	—
Dividends payable	750,785	—
Other current liabilities	197,486	263,060

Total current liabilities	5,305,336	5,848,360

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 5,771,840 (2006) and 5,762,340 (2005) shares; Outstanding 3,753,923 (2006) and 3,735,513 (2005) shares	1,154,368	1,152,468
Capital in excess of par value	7,577,495	7,469,486
Retained earnings	15,300,999	14,214,093

	24,032,862	22,836,047
Less treasury stock, at cost	(10,694,232)	(10,703,901)

	13,338,630	12,132,146

TOTAL	$18,643,966	$17,980,506

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2006	2005	2004
GROSS SALES	$42,567,648	$41,361,612	$40,940,822
Less discounts and allowances	(12,367,775)	(11,324,165)	(11,424,127)
Transportation revenue	1,589,017	1,613,332	1,610,573

NET REVENUES	31,788,890	31,650,779	31,127,268
COST OF SALES	11,651,182	11,338,039	11,295,738

Gross margin	20,137,708	20,312,740	19,831,530

OPERATING EXPENSES:
Operating and selling	7,094,963	6,860,540	6,730,548
Sales commissions	7,526,184	7,875,891	7,712,408
General and administrative	1,712,469	1,719,240	1,639,141
Interest	83,054	67,620	9,762

	16,416,670	16,523,291	16,091,859

OTHER INCOME	93,372	95,625	92,779

EARNINGS BEFORE INCOME TAXES	3,814,410	3,885,074	3,832,450

INCOME TAXES	1,416,000	1,479,000	1,459,000

NET EARNINGS	$2,398,410	$2,406,074	$2,373,450

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.64	$0.62	$0.60

Diluted	$0.62	$0.59	$0.55

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,747,759	3,902,075	3,948,193

Diluted	3,898,737	4,088,130	4,293,802

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—March 1, 2003	5,441,640	$1,088,328	$5,788,204	$10,312,564	1,614,020	$(5,446,791)	$11,742,305

Purchases of treasury stock					54,304	(575,820)	(575,820)
Sales of treasury stock			301,525		(97,757)	336,165	637,690
Exercise of options ($1.375—$4.00/share)	154,700	30,940	341,040				371,980
Tax benefit-stock options			87,900				87,900
Dividends paid ($0.10/share)				(393,948)			(393,948)
Net earnings				2,373,450			2,373,450

BALANCE—February 29, 2004	5,596,340	1,119,268	6,518,669	12,292,066	1,570,567	(5,686,446)	14,243,557

Purchases of treasury stock					479,360	(5,103,255)	(5,103,255)
Sales of treasury stock			36,700		(23,100)	85,800	122,500
Exercise of options ($2.1875—$6.00/share)	166,000	33,200	510,300				543,500
Tax benefit-stock options			399,178				399,178
Stock-based compensation			4,639				4,639
Dividends paid ($0.12/share)				(484,047)			(484,047)
Net earnings				2,406,074			2,406,074

BALANCE—February 28, 2005	5,762,340	1,152,468	7,469,486	14,214,093	2,026,827	(10,703,901)	12,132,146

Purchases of treasury stock					7,500	(77,250)	(77,250)
Sales of treasury stock			48,294		(16,410)	86,919	135,213
Exercise of options ($2.1875—$6.00/share)	9,500	1,900	47,475				49,375
Tax benefit-stock options			12,240				12,240
Dividends paid ($0.15/share)				(560,719)			(560,719)
Dividends declared ($0.20/share)				(750,785)			(750,785)
Net earnings				2,398,410			2,398,410

BALANCE—February 28, 2006	5,771,840	$1,154,368	$7,577,495	$15,300,999	2,017,917	$(10,694,232)	$13,338,630

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,398,410	$2,406,074	$2,373,450
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	138,023	125,570	167,500
Stock-based compensation	—	4,639	—
Deferred income taxes	(82,000)	(28,900)	44,800
Provision for doubtful accounts and sales returns	1,323,472	1,210,272	1,009,645
Loss on disposal of property, plant and equipment	—	1,163	—
Changes in assets and liabilities:
Accounts and income tax receivable	(1,773,693)	(1,526,421)	(1,052,325)
Inventories	(66,402)	1,893,703	(2,610,636)
Prepaid expenses and other assets	(16,162)	43,678	(20,868)
Accounts payable, accrued salaries and commissions, and other current liabilities	(613,558)	(54,777)	(1,209,688)
Income tax payable	71,749	—	(160,303)

Total adjustments	(1,018,571)	1,668,927	(3,831,875)

Net cash provided by (used in) operating activities	1,379,839	4,075,001	(1,458,425)

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(229,185)	(483,358)	(235,854)

Net cash used in investing activities	(229,185)	(483,358)	(235,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	14,239,000	13,235,000	8,192,000
Payments on revolving credit agreement	(14,991,000)	(12,201,000)	(7,798,000)
Cash received from exercise of stock options	49,375	543,500	371,980
Tax benefit of stock options exercised	12,240	399,178	87,900
Cash received from sale of treasury stock	135,213	122,500	637,690
Cash paid to acquire treasury stock	(77,250)	(5,103,255)	(575,820)
Dividends paid	(560,719)	(484,047)	(393,948)

Net cash provided by (used in) financing activities	(1,193,141)	(3,488,124)	521,802

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,487)	103,519	(1,172,477)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	364,024	260,505	1,432,982

CASH AND CASH EQUIVALENTS—END OF YEAR	$321,537	$364,024	$260,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$85,933	$62,533	$8,102

Cash paid for income taxes	$1,381,106	$1,117,672	$1,531,458

SUPPLEMENTAL DISCLOSURE NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividend declared	$750,785	—	—

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2006, FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
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
     Business Concentration—A significant portion of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $10.6 million, $8.0 million and $12.7 million for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. Total inventory purchases were approximately $13.1 million, $11.2 million and $15.3 million for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.
     Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks. The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash. The majority of payments due from banks for third party credit card transactions process within two business days. Amounts due are classified as cash and cash equivalents at February 28, 2006 and 2005, respectively.
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
     Inventories are presented net of a valuation allowance. Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory. This allowance is based on management’s analysis of inventory on hand at February 28, 2006 and 2005.
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
     Revenue Recognition—Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 74% of net revenues in FY2006, 77% in FY2005 and 76% in FY2004. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $73,000 as of February 28, 2006 and $63,000 as of February 28, 2005.
     Advertising Costs—The Company expenses advertising costs as incurred. Advertising expenses, included in selling and operating expenses in the statements of earnings, were $28,166 in FY2006, $11,573 in FY2005 and $6,795 in FY2004.
     Shipping and Handling Costs—The Company classifies shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs were $2,278,230 for FY 2006, $2,108,565 for FY 2005 and $1,995,038 for FY2004.
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

     The following reconciles the diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 29,
	2006	2005	2004
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$2,398,310	$2,406,074	$2,373,450

Shares:
Weighted average shares outstanding-basic	3,747,759	3,902,075	3,948,193
Assumed exercise of options	150,978	186,055	345,609

Weighted average shares outstanding-diluted	3,898,737	4,088,130	4,293,802

Diluted Earnings Per Share	$0.62	$0.59	$0.55

     There were no stock options for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 excluded from the diluted earnings per share calculation.
     Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, accounts payable and notes payable to the bank, the carrying amount approximates fair value because of the short maturity of those instruments.
     Long-Lived Asset Impairment—The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows. No impairment was noted as a result of such review during the years ended February 28, 2006, February 28, 2005 and February 29, 2004.
     Stock-Based Compensation—The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
     In the fourth quarter of fiscal year 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS No. 123R) which eliminates the alternative of applying the intrinsic value measurement provision of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this begins with its fiscal year ended February 28, 1997. As a result of the adoption, retained earnings as of March 1, 2004 was reduced by $1,143,098; deferred tax assets were increased by $25,700; and capital in excess of par value was increased by $1,168,798. The accounting change increased earnings by approximately $198,000 in fiscal year 2005 ($0.05 per diluted share).
     Reclassifications—Certain prior year amounts have been reclassified to conform with the 2006 presentation.
2.       INVENTORIES
     Inventories consist of the following:

	February 28,	February 28,
	2006	2005
Current:
Book inventory	$12,186,820	$11,785,698
Inventory valuation allowance	(27,460)	(36,460)

Inventories net-current	$12,159,360	$11,749,238

Noncurrent:
Book inventory	$657,000	$1,111,700
Inventory valuation allowance	(277,430)	(388,410)

Inventories net-noncurrent	$379,570	$723,290

3.	PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	February 28,	February 28,
	2006	2005
Land	$250,000	$250,000
Building	2,124,712	2,124,712
Machinery and equipment	1,957,224	1,765,552
Furniture and fixtures	66,927	65,807

	4,398,863	4,206,071
Less accumulated depreciation and amortization	(1,904,934)	(1,803,304)

	$2,493,929	$2,402,767

4.	INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities as of February 28, 2006 and 2005 are as follows:

	2006	2005
Current:
Deferred tax assets:
Allowance for doubtful accounts	$42,700	$29,400
Allowance for slow moving inventory	10,400	13,900
Allowance for sales returns	27,700	—
Accruals	59,400	—
Stock-based compensation	1,500	1,500

Deferred tax assets	141,700	44,800

Deferred tax asset-Net	$141,700	$44,800

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$138,700	$154,500
Stock-based compensation	4,200	4,200

Deferred tax assets	142,900	158,700

Deferred tax liabilities:
Property and equipment	(61,000)	(61,900)

Deferred tax liabilities	(61,000)	(61,900)

Deferred tax asset-Net	$81,900	$96,800

     Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

     The components of income tax expense are as follows:

	February 28	February 28	February 29
	2006	2005	2004
Current:
Federal	$1,273,200	$1,300,000	$1,202,200
State	224,800	229,400	212,000

	1,498,000	1,529,400	1,414,200

Deferred:
Federal	(69,700)	(43,100)	37,800
State	(12,300)	(7,300)	7,000

	(82,000)	(50,400)	44,800

Total income tax expense	$1,416,000	$1,479,000	$1,459,000

     The following reconciles the Company’s expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,	February 28,	February 29,
	2006	2005	2004
Tax expense at federal statutory rate	$1,297,000	$1,321,000	$1,303,000
State income tax-net of federal tax benefit	151,000	156,000	153,000
Other	(32,000)	2,000	3,000

Total income tax expense	$1,416,000	$1,479,000	$1,459,000

5.	EMPLOYEE BENEFIT PLAN
     The Company has a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $65,108, $70,280 and $29,474 in the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.
6.	NOTE PAYABLE TO BANK
     The Company has a $5,000,000 revolving credit agreement, with interest payable monthly at prime minus 0.75% (6.75% at February 28, 2006), collateralized by substantially all assets of the Company and maturing on June 30, 2006. Available credit under the revolving credit agreement was $4,324,000 at February 28, 2006, and $2,072,000 at February 28, 2005. The agreement contains provisions that require the Company to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. The Company intends to renew the bank agreement or obtain other financing upon maturity.
     The Company had $676,000 of borrowings outstanding on the above revolving credit agreement at February 28, 2006 and $1,428,000 of borrowings outstanding at February 28, 2005.
7.	COMMITMENTS
     At February 28, 2006, the Company had outstanding purchase commitments totaling approximately $3,163,900.

8.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS
     The Board of Directors adopted the 1992 Incentive Stock Option Plan (the “1992 Plan”) in June of 1992, which authorized the Company to grant up to 1,000,000 stock options. The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan also authorized the Company to grant up to 1,000,000 stock options.
     Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2006 expire beginning in December 2007 through March 2014.
     A summary of the status of the Company’s Incentive Plans as of February 28, 2006, February 28, 2005 and February 29, 2004, and changes during the years then ended is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Beginning of Year	259,700	$3.79	424,700	$3.57	579,400	$3.26
Granted	—	—	1,000	10.00	—	—
Exercised/canceled	(9,500)	(5.20)	(166,000)	(3.27)	(154,700)	(2.40)

Outstanding at End of Year	250,200	$3.74	259,700	$3.79	424,700	$3.57

     The following table summarizes information about stock options outstanding at February 28, 2006:

	Number	Weighted Average
Range of	Outstanding	Remaining
Exercise	at February 28,	Contractual	Weighted Average
Prices	2006	Life (Years)	Exercise Price
$2.19 — $2.50	89,000	4	$2.26
$3.81	5,000	2	$3.81
$4.00	20,000	2	$4.00
$4.63	135,200	2	$4.63
$10.00	1,000	8	$10.00

	250,200

     All options outstanding are exercisable at February 28, 2006.
     Options totaling 1,000 shares were granted in the fiscal year ended February 28, 2005. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in the fiscal year ended February 28, 2005: 1% dividend yield, expected volatility of 26.49%, risk free interest rate of 4.06%, and expected life of ten years. Compensation expense was increased by $4,639 and the income tax provision was decreased by $1,500 for 2005.

9.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended February 28, 2006, February 28, 2005 and February 29, 2004.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2006
First quarter	$8,226,700	$5,221,900	$745,200	$0.20	$0.19
Second quarter	6,794,100	4,054,900	394,800	0.11	0.10
Third quarter	9,683,000	6,292,800	739,100	0.20	0.19
Fourth quarter	7,085,090	4,568,108	519,310	0.14	0.13

Total year	$31,788,890	$20,137,708	$2,398,410	$0.64	$0.62

2005
First quarter	$8,553,300	$5,549,400	$824,400	$0.21	$0.19
Second quarter	6,992,200	4,373,100	452,400	0.11	0.11
Third quarter	9,331,100	6,110,600	809,400	0.21	0.20
Fourth quarter	6,774,179	4,279,640	319,874	0.09	0.09

Total year	$31,650,779	$20,312,740	$2,406,074	$0.62	$0.59

2004
First quarter	$7,384,200	$4,701,900	$585,900	$0.15	$0.14
Second quarter	7,142,100	4,341,600	534,400	0.14	0.12
Third quarter	10,168,900	6,653,700	871,100	0.22	0.20
Fourth quarter	6,432,068	4,134,330	382,050	0.09	0.09

Total year	$31,127,268	$19,831,530	$2,373,450	$0.60	$0.55

10.	BUSINESS SEGMENTS
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

     Information by industry segment for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 is set forth below:

	Publishing	UBAH	Other	Total
2006

Net revenues	$8,403,720	$23,385,170	$—	$31,788,890
Earnings (loss) before income taxes	2,833,289	4,743,015	(3,761,894)	$3,814,410

2005

Net revenues	$7,362,717	$24,288,062	$—	$31,650,779
Earnings (loss) before income taxes	2,447,035	5,172,271	(3,734,232)	3,885,074

2004

Net revenues	$7,465,762	$23,661,506	$—	$31,127,268
Earnings (loss) before income taxes	2,454,742	4,757,742	(3,380,034)	3,832,450
11.	STOCK REPURCHASE PLAN
     In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock. During fiscal year 2006 the Company purchased 7,500 shares of common stock at an average price of $10.30 per share totaling approximately $77,250. The cumulative shares purchased under the share repurchase program, as of February 28, 2006, were 2,328,436 shares at a cost totaling approximately $11,805,900.
*  *  *  *  *  *