Form 10-Q
period 2006-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2006-07-13
CIK 31667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

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

10302 East 55th Place, Tulsa Oklahoma 74146-6515 (Address of principal executive offices) §
Registrant’s telephone number, including area code (918) 622-4522
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑           No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑
     As of July 11, 2006 there were 3,758,264 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1
CONDENSED BALANCE SHEETS

	May 31, 2006	February 28, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$210,741	$321,537
Accounts receivable – (less allowances for doubtful accounts and returns: 05/31/06 - $191,840; 2/28/06 - $185,209)	2,934,466	2,946,462
Inventories – Net	11,042,925	12,159,360
Prepaid expenses and other assets	95,194	119,508
Deferred income taxes	130,400	141,700

Total current assets	14,413,726	15,688,567

INVENTORIES — Net	351,762	379,570

PROPERTY AND EQUIPMENT at cost (less accumulated depreciation: 05/31/06 - $1,941,385; 2/28/06 - $1,904,934)	2,457,479	2,493,929

DEFERRED INCOME TAXES	54,200	81,900

	$17,277,167	$18,643,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$—	$676,000
Accounts payable	2,214,478	3,042,937
Accrued salaries and commissions	562,369	566,379
Income taxes	227,156	71,749
Dividends payable	—	750,785
Other current liabilities	193,736	197,486

Total current liabilities	3,197,739	5,305,336

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,772,840 (5/31/06) and 5,771,840 shares (02/28/06); Outstanding 3,762,379 (5/31/06) and 3,753,923 (2/28/06) shares)	1,154,568	1,154,368
Capital in excess of par value	7,582,334	7,577,495
Retained earnings	15,997,245	15,300,999

	24,734,147	24,032,862
Less treasury shares, at cost	(10,654,719)	(10,694,232)

	14,079,428	13,338,630

	$17,277,167	$18,643,966

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2006	2005
REVENUES:
Gross sales	$10,743,378	$10,994,404
Less discounts & allowances	(3,041,585)	(3,111,541)
Transportation revenue	405,184	343,816

Net revenues	8,106,977	8,226,679
COST OF SALES	2,879,370	3,004,776

Gross margin	5,227,607	5,221,903

OPERATING EXPENSES:
Operating & selling	1,841,743	1,678,171
Sales commissions	1,873,160	1,917,134
General & administrative	425,021	417,309
Interest	2,658	14,692

	4,142,582	4,027,306

OTHER INCOME	5,523	7,903

EARNINGS BEFORE INCOME TAXES	1,090,548	1,202,500

INCOME TAXES	393,900	457,300

NET EARNINGS	$696,648	$745,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.19	$0.20

Diluted	$0.18	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	3,756,461	3,738,133

Diluted	3,886,939	3,901,588

DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.15

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2006	5,771,840	$1,154,368	$7,577,495	$15,300,999	2,017,917	$(10,694,232)	$13,338,630

Sales of treasury stock	—	—	2,539	—	(7,456)	39,513	42,052

Exercise of options at $2.50/share	1,000	200	2,300	—	—	—	2,500

Cash dividends – net of accrual	—	—	—	(402)	—	—	(402)

Net earnings	—	—	—	696,648	—	—	696,648

BALANCE, MAY 31, 2006	5,772,840	$1,154,568	$7,582,334	$15,997,245	2,010,461	$(10,654,719)	$14,079,428

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$1,271,839	$851,857

CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(—)	(30,944)

Net cash used in investing activities	(—)	(30,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	1,200,000	3,159,000
Payments under revolving credit agreement	(1,876,000)	(4,077,000)
Dividends paid	(751,187)	—
Cash received from exercise of stock options	2,500	45,000
Tax benefit of stock options exercised	—	12,240
Cash received from sale of treasury stock	42,052	21,117
Cash paid to acquire treasury stock	(—)	(77,250)

Net cash used in financing activities	(1,382,635)	(916,893)

Net Decrease in Cash and Cash Equivalents	(110,796)	(95,980)
Cash and Cash Equivalents, Beginning of Period	321,537	364,024

Cash and Cash Equivalents, End of Period	$210,741	$268,044

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,064	$17,699

Cash paid for income taxes	$201,400	$61,200

Supplemental Disclosure of Non-Cash Financing Activities –—
Dividends declared	$—	$560,720

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months ended May 31, 2006 and 2005, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months ended May 31, 2006 and 2005, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2006.
Note 2 — Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000 through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.25% at May 31, 2006) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2006. Borrowings outstanding under the agreement ranged from $0 to $676,000 during the first quarter ended May 31, 2006. This agreement was renewed under similar terms through June 30, 2007.
Note 3 — Inventories consist of the following:

	May 31, 2006	February 28, 2006
Current:
Book inventory	$11,071,885	$12,186,820
Inventory valuation allowance	(28,960)	(27,460)

Inventories net – current	$11,042,925	$12,159,360

Non-current:
Book inventory	$588,000	$657,000
Inventory valuation allowance	(236,238)	(277,430)

Inventories – non-current	$351,762	$379,570

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.
Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $1.8 million and $3.0 million for the three months ended May 31, 2006 and 2005, respectively. Total inventory purchases from all suppliers were approximately $2.0 million and $3.6 million for the three months ended May 31, 2006 and 2005, respectively.
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

	Three Months Ended May 31,
	2006	2005
Net Earnings	$696,648	$745,200

Basic EPS:
Weighted Average Shares Outstanding	3,756,461	3,738,133

Basic EPS	$0.19	$0.20

Diluted EPS:
Weighted Average Shares Outstanding	3,756,461	3,738,133
Assumed Exercise of Options	130,478	163,455

Shares Applicable to Diluted Earnings	3,886,939	3,901,588

Diluted EPS	$0.18	$0.19

Since March 1, 1998, when the Company began its stock repurchase program, 2,328,436 shares of the Company’s common stock at a total cost of $11,805,937 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.
Note 5 — The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
In the fourth quarter of fiscal year 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS No. 123R) which eliminates the alternative of applying the intrinsic value measurement provision of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended May 31, 2006.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $559,028 and $533,311 for the three months ended May 31, 2006 and 2005, respectively.
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

EDUCATIONAL DEVELOPMENT CORPORATION
Information by industry segment for the three months ended May 31, 2006 and 2005 is set forth below:

	Publishing	UBAH	Other	Total
Three Months Ended May 31, 2006

Net revenues from external customers	$2,071,212	$6,035,765	$—	$8,106,977
Earnings before income taxes	$658,422	$1,325,100	$(892,974)	$1,090,548

Three Months Ended May 31, 2005

Net revenues from external customers	$2,160,108	$6,066,571	$—	$8,226,679
Earnings before income taxes	$769,503	$1,342,985	$(909,988)	$1,202,500
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
The following table sets forth consolidated statement of income data as a percentage of total revenues.

	Three Months Ended May 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of sales	35.5%	36.5%

Gross margin	64.5%	63.5%
Operating expenses:
Operating & selling	22.7%	20.4%
Sales commissions	23.1%	23.3%
General & administrative	5.3%	5.1%
Interest	0.0%	0.2%

Total operating expenses	51.1%	49.0%

Other income	0.0%	0.1%

Earnings before income taxes	13.4%	14.6%
Income taxes	4.8%	5.5%

Net earnings	8.6%	9.1%

Operating Results for the Three Months Ended May 31, 2006
The Company earned income before income taxes of $1,090,548 for the three months ended May 31, 2006 compared with $1,202,500 for the three months ended May 31, 2005
Revenues

	Three Months Ended May 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Gross sales	$10,743,378	$10,994,404	$(251,026)	( 2.3%)
Less discounts & allowances	(3,041,585)	(3,111,541)	69,956	( 2.2%)
Transportation revenue	405,184	343,816	61,368	17.8%

Net revenues	$8,106,977	$8,226,679	$(119,702)	( 1.5%)

The UBAH Division’s gross sales decreased 1.2% or $78,230 during the three month period ending May 31, 2006 when compared with the same quarterly period a year ago. The Company attributes this decrease primarily to an 8.1% decrease in home party sales, a 22.0% decrease in direct sales and a 7.1% decrease in school and library sales, offset by a 45.3% increase in Internet sales and a 3.3% increase in book fair sales. The decline in home shows is attributed in part to the consultants doing more book fairs and to the fact that when consultants host a home show and combine it with an e-show, the sale is categorized both as an Internet sale and a home show. The decline in direct sales occurred as more consultants replace these orders with Internet orders. The decline in school and library sales is due to the decline in funding received by the schools. The Publishing Division’s gross sales decreased 3.9% or $172,796 during the three month period ending May 31, 2006 when compared with the same quarterly period a year ago. The Company attributes this to an 11% decrease in sales to the smaller books stores, offset by a 5% increase in sales to the national chains.

EDUCATIONAL DEVELOPMENT CORPORATION
The UBAH Division’s discounts and allowances were $795,518 and $784,600 for the quarterly periods ended May 31, 2006 and 2005, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 12.4% of UBAH’s gross sales for the quarterly period ended May 31, 2006 and 12.0% for the quarterly period ended May 31, 2005.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,246,067 and $2,326,941 for the quarterly periods ended May 31, 2006 and 2005, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 52.1% of Publishing’s gross sales for the quarterly period ended May 31, 2006 and 51.9% for the quarterly period ended May 31, 2005.
The increase in transportation revenues for the three months ended May 31, 2006 is the result of the January 2006 increase in the shipping rates charged in the UBAH Division.
Expenses

	Three Months Ended May 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Cost of sales	$2,879,370	$3,004,776	$(125,406)	(4.2%)
Operating & selling	1,841,743	1,678,171	163,572	9.7%
Sales commissions	1,873,160	1,917,134	(43,974)	(2.3%)
General & administrative	425,021	417,309	7,712	1.8%
Interest	2,658	14,692	(12,034)	(81.9%)

Total	$7,021,952	$7,032,082	$(10,130)	0.1%

Cost of sales decreased 4.2% for the three months ended May 31, 2006 when compared with the three months ended May 31, 2005. In comparing the 4.2% decrease in cost of sales with the 2.3% decrease in gross sales, consideration must be given to the mix of products sold. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product sold. Cost of sales as a percentage of gross sales was 26.8% for the three months ended May 31, 2006 and for the three months ended May 31, 2005 was 27.3%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $290,683 in the quarter ended May 31, 2006 and $267,440 in the quarter ended May 31, 2005. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased because of a $76,150 increase in the estimated costs of the travel contests held by the UBAH Division and increases in sales incentives offered by the UBAH Division totaling $35,910. Advertising costs in the Publishing Division increased $43,690 as the Company participated in more cooperative advertising programs with the major book chains. Operating and selling expenses as a percentage of gross sales were 17.1% for the quarter ended May 31, 2006 and 15.3% for the quarter ended May 31, 2005.

EDUCATIONAL DEVELOPMENT CORPORATION
Sales commissions in the Publishing Division increased 11.1% to $27,887 for the three months ended May 31, 2006. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales for the three months ended May 31, 2006 and 1.2% of net sales for the three months ended May 31, 2005. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 2.5% to $1,845,273 for the three months ended May 31, 2006, the direct result of decreased sales from home shows and school and library sales in this division. UBAH Division sales commissions are paid on retail sales and were 34.6% of retail sales for the three months ended May 31, 2006 and 35.6% of retail sales for the three months ended May 31, 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
The Company’s effective tax rate was 36.1% and 38.0% for the quarterly periods ended May 31, 2006 and 2005, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
The Company’s primary source of cash is operating cash flow. Its primary uses of cash are to repay borrowings on the Company’s line of credit, purchase property and equipment and pay dividends. The Company utilizes its bank credit facility to meet its short-term cash needs.
The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company did not repurchase any shares during the quarter ended May 31, 2006.
The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends
The Company’s primary source of liquidity is cash generated from operations. During the first three months of fiscal year 2007 the Company experienced a positive cash flow from operating activities of $1,271,839. Cash flows from operating activities was increased by a decline in inventory of $1,144,243 and an increase in income taxes payable of $155,407. Offsetting this was a decrease in accounts payable and accrued expenses of $836,219. Fluctuations in inventory involve the timing of shipments received from the Company’s principal supplier. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during fiscal year 2007. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.
The Company believes that in fiscal year 2007 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
There was no cash used in investing activities during the quarter ended May 31, 2006. The Company estimates that cash used in investing activities for fiscal year 2007 will be less than $250,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
Cash used in financing activities was $1,382,635, comprised of $42,052 received from the sale of treasury stock, $2,500 received from the exercise of stock options, $751,187 cash dividend payment and a net reduction of $676,000 in borrowings under the bank credit agreement.
As of May 31, 2006 the Company did not have any commitments in excess of one year.

EDUCATIONAL DEVELOPMENT CORPORATION
Bank Credit Agreement
Effective June 30, 2005 the Company signed a Sixth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $3,500,000 line of credit through June 30, 2006. Effective September 2, 2005, the Company signed a Seventh Amendment to the Credit and Security Agreement with Arvest Bank which increased the line of credit from $3,500,000 to $5,000,000 through June 30, 2006. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.25% at May 31, 2006) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2006. Borrowings outstanding under the agreement ranged from $0 to $676,000 during the first quarter ended May 31, 2006. This agreement was renewed under similar terms through June 30, 2007.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectable accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2006. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions
Revenue Recognition
Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 74% of net revenues for the quarters ended May 31, 2006 and May 31, 2005. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $70,000 as of May 31, 2006 and $73,000 as of February 28, 2006.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $121,840 and $112,209 as of May 31, 2006 and February 28, 2006, respectively.
Inventory
Management continually estimates and calculates the amount of non-current inventory. Non-current inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $588,000 at May 31, 2006 and $657,000 at February 28, 2006.

EDUCATIONAL DEVELOPMENT CORPORATION
Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at May 31, 2006 and February 28, 2006. Management has estimated a valuation allowance for both current and noncurrent inventory of $265,198 and $304,890 as of May 31, 2006 and February 28, 2006, respectively.
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
Stock- Based Compensation
The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company does not have any material market risk.
Item 4 CONTROLS AND PROCEDURES
     An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2006. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.
PART II OTHER INFORMATION
Item 1A RISK FACTORS
     There were no material changes in the risk factors discussed in the Company’s Fiscal Year 2006 Form 10-K.

EDUCATIONAL DEVELOPMENT CORPORATION
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter ended May 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units) Purchased (1)	Share (or Unit)	or Programs (2)	Plans or Programs
March 1, 2006 — March 31, 2006	—	—	—	171,564

April 1, 2006 — April 30, 2006	—	—	—	171,564

May 1, 2006 — May 31, 2006	—	—	—	171,564

Total	—	—	—

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.
Item 5 OTHER INFORMATION
On July 13, 2006, the Company entered into an agreement to provide Debtor in Possession financing and to participate in a Plan of Reorganization with Intervisual Books, Inc., located in Inglewood, California. Intervisual Books, Inc. is currently operating as a debtor-in-possession in a Chapter 11 bankruptcy case voluntarily filed May 8, 2006. Upon Bankruptcy Court approval, the Company will provide Intervisual Books, Inc. with interim financing intended to facilitate the acquisition by, the Company of substantially all of the assets of Intervisual which would then become an operating division of the Company.
Item 6 EXHIBITS
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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date July 13, 2006	By	/s/ Randall W. White Randall W. White President

EDUCATIONAL DEVELOPMENT CORPORATION
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.