Form 10-Q
period 2006-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2006-10-13
CIK 31667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

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
     As of October 10, 2006 there were 3,758,989 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
Item 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6EXHIBITS
SIGNATURES
EXHIBIT INDEX
Eighth Amendment to Restated Loan Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

EDUCATIONAL DEVELOPMENT CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1
CONDENSED BALANCE SHEETS

	August 31, 2006	February 28, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$268,944	$321,537
Accounts receivable – (less allowances for doubtful accounts and returns: 08/31/06 - $140,848; 2/28/06 - $185,209)	3,246,915	2,946,462
Inventories – Net	11,091,533	12,159,360
Prepaid expenses and other assets	74,711	119,508
Income taxes receivable	253,081	—
Deferred income taxes	91,600	141,700

Total current assets	15,026,784	15,688,567

INVENTORIES — Net	441,743	379,570

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation:
08/31/06 - $1,976,964 2/28/06 - $1,904,934)	2,445,145	2,493,929

DEFERRED INCOME TAXES	92,000	81,900

	$18,005,672	$18,643,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$—	$676,000
Accounts payable	2,671,879	3,042,937
Accrued salaries and commissions	587,354	566,379
Income taxes	—	71,749
Dividends payable	—	750,785
Other current liabilities	281,519	197,486

Total current liabilities	3,540,752	5,305,336

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,776,840 (8/31/06) and 5,771,840 shares (02/28/06); Outstanding 3,759,239 (8/31/06) and 3,753,923 (2/28/06) shares)	1,155,368	1,154,368
Capital in excess of par value	7,603,328	7,577,495
Retained earnings	16,421,234	15,300,999

	25,179,930	24,032,862
Less treasury shares, at cost	(10,715,010)	(10,694,232)

	14,464,920	13,338,630

	$18,005,672	$18,643,966

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
REVENUES:
Gross sales	$9,059,937	$9,548,491	$19,803,315	$20,542,895
Less discounts & allowances	(2,971,201)	(3,099,352)	(6,012,786)	(6,210,893)
Transportation revenue	395,634	345,013	800,818	688,829

Net revenues	6,484,370	6,794,152	14,591,347	15,020,831
COST OF SALES	2,516,500	2,739,220	5,395,870	5,743,996

Gross margin	3,967,870	4,054,932	9,195,477	9,276,835

OPERATING EXPENSES:
Operating & selling	1,639,731	1,507,775	3,481,474	3,185,946
Sales commissions	1,403,759	1,476,698	3,276,919	3,393,832
General & administrative	484,618	411,930	909,639	829,239
Interest	4,919	28,256	7,577	42,948

	3,533,027	3,424,659	7,675,609	7,451,965

OTHER INCOME	266,046	8,174	271,569	16,077

EARNINGS BEFORE INCOME TAXES	700,889	638,447	1,791,437	1,840,947

INCOME TAXES	276,900	243,600	670,800	700,900

NET EARNINGS	$423,989	$394,847	$1,120,637	$1,140,047

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.11	$0.11	$0.30	$0.30

Diluted	$0.11	$0.10	$0.29	$0.29

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,756,042	3,745,057	3,756,251	3,741,595

Diluted	3,869,908	3,905,290	3,878,424	3,903,439

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$—	$0.15

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2006	5,771,840	$1,154,368	$7,577,495	$15,300,999	2,017,917	$(10,694,232)	$13,338,630

Purchases of treasury stock	—	—	—	—	10,991	(80,744)	(80,744)

Sales of treasury stock	—	—	5,196	—	(11,307)	59,966	65,162

Exercise of options at $2.50/share	5,000	1,000	11,500	—	—	—	12,500

Tax benefit-stock options	—	—	9,137	—	—	—	9,137

Cash dividends – net of accrual	—	—	—	(402)	—	—	(402)

Net earnings	—	—	—	1,120,637	—	—	1,120,637

BALANCE AUGUST 31, 2006	5,776,840	$1,155,368	$7,603,328	$16,421,234	2,017,601	$(10,715,010)	$14,464,920

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$1,391,785	$(485,845)

CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(23,246)	(106,105)

Net cash used in investing activities	(23,246)	(106,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	3,278,000	7,932,000
Payments under revolving credit agreement	(3,954,000)	(6,869,000)
Cash received from exercise of stock options	12,500	49,375
Tax benefit of stock options exercised	9,137	12,240
Cash received from sale of treasury stock	65,162	78,263
Cash paid to acquire treasury stock	(80,744)	(77,250)
Dividends paid	(751,187)	(560,719)

Net cash provided by (used in) financing activities	(1,421,132)	564,909

Net Decrease in Cash and Cash Equivalents	(52,593)	(27,041)
Cash and Cash Equivalents, Beginning of Period	321,537	364,024

Cash and Cash Equivalents, End of Period	$268,944	$336,983

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,919	$36,688

Cash paid for income taxes	$948,400	$949,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months and six months ended August 31, 2006 and 2005, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months and six months ended August 31, 2006 and 2005, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2006.
Note 2 – Effective June 30, 2006 the Company signed an Eighth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2007. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at August 31, 2006) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at August 31, 2006. Borrowings outstanding under the agreement ranged from $0 to $700,000 during the second quarter ended August 31, 2006.
Note 3 — Inventories consist of the following:

	August 31, 2006	February 28, 2006
Current:
Book inventory	$11,121,993	$12,186,820
Inventory valuation allowance	(30,460)	(27,460)

Inventories net – current	$11,091,533	$12,159,360

Non-current:
Book inventory	$787,000	$657,000
Inventory valuation allowance	(345,257)	(277,430)

Inventories – non-current	$441,743	$379,570

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.
Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $2.3 million and $2.7 million for the three months ended August 31, 2006 and 2005, respectively. Total inventory purchases from all suppliers were approximately $3.1 million and $3.1 million for the three months ended August 31, 2006 and 2005, respectively.
Purchases from this England based publishing company were approximately $4.1 million and $5.7 million for the six months ended August 31, 2006 and 2005, respectively. Total inventory purchases from all suppliers were approximately $5.1 million and $6.7 million for the six months ended August 31, 2006 and 2005, respectively.
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Net Earnings	$423,989	$394,847	$1,120,637	$1,140,047

Basic EPS:
Weighted Average Shares Outstanding	3,756,042	3,745,057	3,756,251	3,741,595

Basic EPS	$0.11	$0.11	$0.30	$0.30

Diluted EPS:
Weighted Average Shares Outstanding	3,756,042	3,745,057	3,756,251	3,741,595
Assumed Exercise of Options	113,866	160,233	122,173	161,844

Shares Applicable to Diluted Earnings	3,869,908	3,905,290	3,878,424	3,903,439

Diluted EPS	$0.11	$0.10	$0.29	$0.29

Since March 1, 1998, when the Company began its stock repurchase program, 2,339,427 shares of the Company’s common stock at a total cost of $11,886,681 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.
Note 5 – The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
In the fourth quarter of fiscal year 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS No. 123R) which eliminates the alternative of applying the intrinsic value measurement provision of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended August 31, 2006.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $504,941 and $512,092 for the three months ended August 31, 2006 and 2005, respectively. Freight costs and handling costs were $1,063,969 and $1,045,403 for the six months ended August 31, 2006 and 2005, respectively.
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

EDUCATIONAL DEVELOPMENT CORPORATION
     Information by industry segment for the three months and six months ended August 31, 2006 and 2005 is set forth below:

	Publishing	UBAH	Other	Total
Three Months Ended August 31, 2006

Net revenues from external customers	$2,097,457	$4,386,913	$—	$6,484,370
Earnings before income taxes	$585,378	$879,895	$(764,384)	$700,889

Three Months Ended August 31, 2005

Net revenues from external customers	$2,264,964	$4,529,188	$—	$6,794,152
Earnings before income taxes	$707,178	$853,205	$(921,936)	$638,447

Six Months Ended August 31, 2006

Net revenues from external customers	$4,168,669	$10,422,678	$—	$14,591,347
Earnings before income taxes	$1,243,800	$2,204,995	$(1,657,358)	$1,791,437

Six Months Ended August 31, 2005

Net revenues from external customers	$4,425,072	$10,595,759	$—	$15,020,831
Earnings before income taxes	$1,476,681	$2,196,190	$(1,831,924)	$1,840,947
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

EDUCATIONAL DEVELOPMENT CORPORATION
The following table sets forth statement of earnings data as a percentage of net revenues.

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.8%	40.3%	37.0%	38.2%

Gross margin	61.2%	59.7%	63.0%	61.8%

Operating expenses:
Operating & selling	25.3%	22.2%	23.9%	21.2%
Sales commissions	21.6%	21.7%	22.4%	22.6%
General & administrative	7.5%	6.1%	6.2%	5.5%
Interest	0.1%	0.4%	0.1%	0.3%

Total operating expenses	54.5%	50.4%	52.6%	49.6%

Other income	4.1%	0.1%	1.9%	0.1%

Earnings before income taxes	10.8%	9.4%	12.3%	12.3%
Income taxes	4.3%	3.6%	4.6%	4.7%

Net earnings	6.5%	5.8%	7.7%	7.6%

Operating Results for the Three Months Ended August 31, 2006
The Company had income before income taxes of $700,889 for the three months ended August 31, 2006 compared with $638,447 for the three months ended August 31, 2005
Revenues

	Three Months Ended August 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Gross sales	$9,059,937	$9,548,491	$(488,554)	(5.1%)
Less discounts & allowances	(2,971,201)	(3,099,352)	128,151	4.1%
Transportation revenue	395,634	345,013	50,621	14.7%

Net revenues	$6,484,370	$6,794,152	$(309,782)	(4.6%)

The UBAH Division’s gross sales decreased 3.2% or $155,475 during the three month period ending August 31, 2006 when compared with the same quarterly period a year ago. The Company attributes this decrease primarily to a 9.2% decrease in the number of consultants who made sales during the quarter ended August 31, 2006 when compared with the same period last year. This resulted in a 8.8% decrease in home party sales for the three months ended August 31, 2006 versus August 31, 2005. In addition, for these same two periods, direct sales declined 9.2%, school and library sales declined 36.1%, offset by a 30.3% increase in book fair sales and a 43.9% increase in web sales. The Publishing Division’s gross sales decreased 7.2% or $333,079, during the three month period ending August 31, 2005 when compared with the same quarterly period a year ago. Sales to the national chains decreased 31% during the 2nd quarter when compared with last year. One of the national chains ran a special promotion in the 2nd quarter last year but did not run a similar one in the 2nd quarter this year, leading to the decline in sales to national chains. Sales to the smaller bookstores were up 5.2% in the second quarter this year.
The UBAH Division’s discounts and allowances were $734,084 and $702,485 for the three months ended August 31, 2006 and 2005, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 15.5% of UBAH’s gross sales for the three months ended August 31, 2006 and 14.4% for the three months ended August 31, 2005.

EDUCATIONAL DEVELOPMENT CORPORATION
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,237,117 and $2,396,867 for the three months ended August 31, 2006 and 2005, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales for the three months ended August 31, 2006 and 51.5% for the three months ended August 31, 2005.
The increase in transportation revenues for the three months ended August 31, 2006 is the result of the January 2006 increase in the shipping rates charged in the UBAH Division.
Expenses

	Three Months Ended August 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Cost of sales	$2,516,500	$2,739,220	$(222,720)	(8.1%)
Operating & selling	1,639,731	1,507,775	131,956	8.8%
Sales commissions	1,403,759	1,476,698	(72,939)	(4.9%)
General & administrative	484,618	411,930	72,688	17.6%
Interest	4,919	28,256	(23,337)	(82.6%)

Total	$6,049,527	$6,163,879	$(114,352)	(1.9%)

Cost of sales decreased 8.1% or $222,720 for the three months ended August 31, 2006 when compared with the three months ended August 31, 2005. In comparing the 8.1% decrease in cost of sales with the 5.1% decrease in gross sales, consideration must be given to the mix of products sold. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product sold. Cost of sales as a percentage of gross sales was 27.8% for the three months ended August 31, 2006 and for the three months ended August 31, 2005 was 28.7%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $266,068 in the quarter ended August 31, 2006 and $255,926 in the quarter ended August 31, 2005. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses as a percentage of gross sales were 18.1% and 15.8% for the three months ended August 31, 2006 and 2005. Operating and selling expenses increased because of a $90,000 increase in the estimated costs of travel contests held by the UBAH Division, an increase in promotional costs of $37,290 in both divisions and an increase in payroll and benefit costs of $20,260, necessary to keep the Company competitive in the local job market. Freight handling costs decreased $12,137 due to decreased sales during the period.
Sales commissions in the Publishing Division increased 11.8% to $30,986 for the three months ended August 31, 2006. Publishing Division sales commissions are paid on net sales and were 1.5% of net sales for the three months ended August 31, 2006 and 1.2% for the three months ended August 31, 2005. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 5.3% to $1,372,773 for the three months ended August 31, 2006, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.4% of retail sales for the three months ended August 31, 2006 and 40.3% of retail sales for the three months ended August 31, 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
Other income increased $257,872 for the quarter ended August 31, 2006. During the 2nd quarter the Company entered into a Plan of Reorganization and Dip Financing Agreement with a company in Chapter 11 bankruptcy as a prelude to acquiring that bankrupt company. The Company was not the successful bidder in an auction held by the U.S. Bankruptcy Court, but the Court awarded the Company a $250,000 breakup fee.
The Company’s effective tax rate was 39.5% and 38.2% for the three months ended August 31, 2006 and 2005, respectively. These rates are higher than the federal statutory rate due to state income taxes.

EDUCATIONAL DEVELOPMENT CORPORATION
Operating Results for the Six Months Ended August 31, 2006
The Company had income before income taxes of $1,791,437 for the six months ended August 31, 2006 compared with $1,840,947 for the three months ended August 31, 2005.
Revenues

	Six Months Ended August 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Gross sales	$19,803,315	$20,542,895	$(739,580)	(3.6%)
Less discounts & allowances	(6,012,786)	(6,210,893)	198,107	3.2%
Transportation revenue	800,818	688,829	111,989	16.3%

Net revenues	$14,591,347	$15,020,831	$(429,484)	(2.9%)

The UBAH Division’s gross sales decreased 2.1% or $233,705 during the six month period ending August 31, 2006 when compared with the same six month period a year ago. The Company attributes this decrease primarily to a 7.8% decrease in the number of consultants who made sales during the six months ended August 31, 2006 when compared with the same six month period last year. This resulted in an 8.4% decrease in home party sales for the six months ended August 31, 2006 versus August 31, 2005. In addition, in comparing these same two six month periods, direct sales declined 16.8%, school and library sales declined 20.9%, offset by a 8.5% increase in book fair sales and a 44.6% increase in web sales. The Publishing Division’s gross sales decreased 5.5% or $505,875, during the six month period ending August 31, 2006 when compared with the same period a year ago. Sales to the national chains decreased 15% during the six months ended August 31, 2006 when compared with last year. One of the national chains ran a special promotion in the 2nd quarter last year but did not run a similar one in the 2nd quarter this year, leading to the decline in sales to national chains
The UBAH Division’s discounts and allowances were $1,529,602 and $1,487,085 for the six months ended August 31, 2006 and 2005, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 13.7% of UBAH’s gross sales for the six months ended August 31, 2006 and 13.0% for the six months ended August 31, 2005.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $4,483,184 and $4,723,808 for the six months ended August 31, 2006 and 2005, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.9% of Publishing’s gross sales for the six-month period ended August 31, 2006 and 51.7% for the six-month period ended August 31, 2005.
The increase in transportation revenues for the six months ended August 31, 2006 is the result of the January 2006 increase in the shipping rates charged in the UBAH Division.

EDUCATIONAL DEVELOPMENT CORPORATION
Expenses

	Six Months Ended August 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Cost of sales	$5,395,870	$5,743,996	$(348,126)	(6.1%)
Operating & selling	3,481,474	3,185,946	295,528	9.3%
Sales commissions	3,276,919	3,393,832	(116,913)	(3.4%)
General & administrative	909,639	829,239	80,400	9.7%
Interest	7,577	42,948	(35,371)	(82.4%)

Total	$13,071,479	$13,195,961	$(124,482)	(0.1%)

Cost of sales decreased 6.1% or $348,126 for the six months ended August 31, 2006 when compared with the six months ended August 31, 2005. In comparing the 3.6% decrease in gross sales with the 6.1% decrease in cost of sales, consideration must be given to the mix of products sold. During the six months ended August 31, 2006, sales of consignment titles decreased 43% or $261,551 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the six months ended August 31, 2006 was 27.2% and for the six months ended August 31, 2005 was 28.0%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $556,751 in the six months ended August 31, 2006 and $523,366 in the six months ended August 31, 2005. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses as a percentage of gross sales were 17.6% for the six months ended August 31, 2006 and 15.5% for the six months ended August 31, 2005. Operating and selling expenses increased because of an $123,000 increase in the estimated costs of travel contests held by the UBAH Division, an increase in promotional costs of $120,894 in both divisions and an increase in payroll and benefit costs of $38,462, necessary to keep the Company competitive in the local job market
Sales commissions in the Publishing Division increased 11.5% to $58,873 for the six months ended August 31, 2006. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales for the six months ended August 31, 2006 and 1.2% for the six months ended August 31, 2005. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 3.7% to $3,218,046 for the six months ended August 31, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 36.1% of retail sales for the six months ended August 31, 2006 and 37.5% of retail sales for the six months ended August 31, 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
Other income increased $255,492 for the six months ended August 31, 2006. During the 2nd quarter the Company entered into a Plan of Reorganization and Dip Financing Agreement with a company in Chapter 11 bankruptcy as a prelude to acquiring that bankrupt company. The Company was not the successful bidder in an auction held by the U.S. Bankruptcy Court, but the Court awarded the Company a $250,000 breakup fee that is recorded as other income.
The Company’s effective tax rate was 37.4% for the six months ended August 31, 2006 and 38.1% for the six months ended August 31, 2005, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
The Company’s primary uses of cash are for purchases of treasury stock under the stock buyback program and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.

EDUCATIONAL DEVELOPMENT CORPORATION
The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends. The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first six months of fiscal year 2007 the Company repurchased 10,991 shares of its common stock under the stock repurchase program at a cost of $80,744.
The Company’s primary source of liquidity is cash generated from operations. During the first six months of fiscal year 2007 the Company experienced a positive cash flow from operating activities of $1,391,785. Cash flows from operating activities increased due to a decrease in inventory of $1,005,654 and a decrease in accounts payable and accrued expenses of $266,050, offset by a net increase in accounts receivable and income taxes receivable of $553,534. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during the balance of fiscal year 2007. The increase in accounts receivable is due primarily to a special sales promotion in the Publishing Division which offered payment terms extended to mid-December. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.
The Company believes that in fiscal year 2007 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
Cash used in investing activities was $23,246. The principal uses of cash in investing activities were $14,655 in property improvements, $5,879 warehouse equipment and $2,712 in computer equipment. The Company estimates that cash used in investing activities for fiscal year 2007 will be less than $250,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
Cash used in financing activities was $1,421,132, comprised of a net decrease of $676,000 in borrowings under the bank credit agreement, $12,500 received from the exercise of stock options, $9,137 tax benefit of stock options exercised, $65,162 received from the sale of treasury stock, $80,744 paid to acquire treasury stock and a $751,187 cash dividend payment.
As of August 31, 2006 the Company did not have any commitments in excess of one year.
Bank Credit Agreement
Effective June 30, 2006 the Company signed an Eighth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2007. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at August 31, 2006) and borrowings are collateralized by substantially all the assets of the Company. At August 31, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at August 31, 2006. Borrowings outstanding under the agreement ranged from $0 to $700,000 during the six months ended August 31, 2006.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectible accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. The Company’s significant accounting policies are described in the notes accompanying the financial statements included in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2006. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions.

EDUCATIONAL DEVELOPMENT CORPORATION
Revenue Recognition
Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 71% of net revenues for the six months ended August 31, 2006 and August 31, 2005. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $70,000 as of August 31, 2006 and $110,000 as of February 28, 2006.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $70,848 and $112,209 as of August 31, 2006 and February 28, 2006, respectively.
Inventory
Management continually estimates and calculates the amount of non-current inventory. Non-current inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $787,000 at August 31, 2006 and $657,000 at February 28, 2006.
Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at August 31, 2006 and February 28, 2006. Management has estimated a valuation allowance for both current and noncurrent inventory of $375,717 and $304,890 as of August 31, 2006 and February 28, 2006, respectively.
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
Item 4 CONTROLS AND PROCEDURES
An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2006. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.
PART II OTHER INFORMATION
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter ended August 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased	Share (or Unit)	or Programs (1)	Plans or Programs
June 1, 2006 – June 30, 2006	9,672	$7.35	9,672	161,892
July 1, 2006 – July 31, 2006	1,319	$7.34	1,319	160,573
August 1, 2006 – August 31, 2006	—	—	—	160,573

Total	10,991	$7.35	10,991

(1)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.

EDUCATIONAL DEVELOPMENT CORPORATION
Item 6 EXHIBITS
(a) Exhibits
10.1	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date October 13, 2006	By	/s/ Randall W. White Randall W. White
President

EDUCATIONAL DEVELOPMENT CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
10.1	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.