Form 10-Q
period 2006-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2007-01-12
CIK 31667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
     As of January 10, 2007 there were 3,751,640 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

EDUCATIONAL DEVELOPMENT CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1
CONDENSED BALANCE SHEETS

	November 30, 2006
	(unaudited)	February 28, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,009,392	$321,537
Accounts receivable — (less allowances for doubtful accounts and returns: 11/30/06 - $158,992; 2/28/06 - $185,209)	3,412,547	2,946,462
Inventories – Net	11,416,187	12,159,360
Prepaid expenses and other assets	56,811	119,508
Deferred income taxes	118,500	141,700

Total current assets	18,013,437	15,688,567

INVENTORIES — Net	453,085	379,570

PROPERTY AND EQUIPMENT
at cost (less accumulated depreciation:
11/30/06 - $2,012,676 2/28/06 - $1,904,934)	2,421,129	2,493,929

DEFERRED INCOME TAXES	98,700	81,900

	$20,986,351	$18,643,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$—	$676,000
Accounts payable	4,496,472	3,042,937
Accrued salaries and commissions	882,454	566,379
Income taxes	57,319	71,749
Dividends payable	—	750,785
Other current liabilities	318,644	197,486

Total current liabilities	5,754,889	5,305,336

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $.20 par value (Authorized 8,000,000 shares; Issued 5,776,840 (11/30/06) and 5,771,840 shares (02/28/06); Outstanding 3,754,818 (11/30/06) and 3,753,923 (2/28/06) shares)	1,155,368	1,154,368
Capital in excess of par value	7,603,328	7,577,495
Retained earnings	17,219,392	15,300,999

	25,978,088	24,032,862
Less treasury shares, at cost	(10,746,626)	(10,694,232)

	15,231,462	13,338,630

	$20,986,351	$18,643,966

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
REVENUES:
Gross sales	$12,729,245	$12,397,509	$32,532,560	$32,940,404
Less discounts & allowances	(3,527,495)	(3,233,126)	(9,540,281)	(9,444,019)
Transportation revenue	618,763	518,598	1,419,581	1,207,427

Net revenues	9,820,513	9,682,981	24,411,860	24,703,812
COST OF SALES	3,421,601	3,390,245	8,817,471	9,134,241

Gross margin	6,398,912	6,292,736	15,594,389	15,569,571

OPERATING EXPENSES:
Operating & selling	2,152,898	2,109,538	5,634,372	5,295,484
Sales commissions	2,534,110	2,573,278	5,811,029	5,967,110
General & administrative	420,632	427,897	1,330,271	1,257,136
Interest	4	32,597	7,581	75,545

	5,107,644	5,143,310	12,783,253	12,595,275

OTHER INCOME	12,690	17,580	284,259	33,657

EARNINGS BEFORE INCOME TAXES	1,303,958	1,167,006	3,095,395	3,007,953

INCOME TAXES	505,800	428,000	1,176,600	1,128,900

NET EARNINGS	$798,158	$739,006	$1,918,795	$1,879,053

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.21	$0.20	$0.51	$0.50

Diluted	$0.21	$0.19	$0.49	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,758,422	3,753,923	3,756,975	3,745,704

Diluted	3,872,277	3,898,439	3,876,375	3,901,772

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$—	$0.15

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	(par value $.20 per share)				Treasury Stock
	Number of		Capital in		Number
	Shares		Excess of	Retained	of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE, MAR. 1, 2006	5,771,840	$1,154,368	$7,577,495	$15,300,999	2,017,917	$(10,694,232)	$13,338,630

Purchases of treasury stock	—	—	—	—	15,412	(112,360)	(112,360)

Sales of treasury stock	—	—	5,196	—	(11,307)	59,966	65,162

Exercise of options at $2.50/share	5,000	1,000	11,500	—	—	—	12,500

Tax benefit-stock options	—	—	9,137	—	—	—	9,137

Cash dividends – net of accrual	—	—	—	(402)	—	—	(402)

Net earnings	—	—	—	1,918,795	—	—	1,918,795

BALANCE NOV. 30, 2006	5,776,840	$1,155,368	$7,603,328	$17,219,392	2,022,022	$(10,746,626)	$15,231,462

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	$4,175,545	$1,354,442

CASH FLOWS FROM INVESTING ACTIVITIES –
Purchases of property and equipment	(34,942)	(219,453)

Net cash used in investing activities	(34,942)	(219,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	3,295,000	11,332,000
Payments under revolving credit agreement	(3,971,000)	(12,227,000)
Cash received from exercise of stock options	12,500	49,375
Tax benefit of stock options exercised	9,137	12,240
Cash received from sale of treasury stock	65,162	135,213
Cash paid to acquire treasury stock	(112,360)	(77,250)
Dividends paid	(751,187)	(560,719)

Net cash used in financing activities	(1,452,748)	(1,336,141)

Net Increase (decrease ) in Cash and Cash Equivalents	2,687,855	(201,152)
Cash and Cash Equivalents, Beginning of Period	321,537	364,024

Cash and Cash Equivalents, End of Period	$3,009,392	$162,872

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,449	$75,400

Cash paid for income taxes	$1,177,400	$1,036,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months and nine months ended November 30, 2006 and 2005, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months and nine months ended November 30, 2006 and 2005, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in the Company’s Annual Report to Shareholders for the Fiscal Year ended February 28, 2006.
Note 2 — Effective June 30, 2006 the Company signed an Eighth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2007. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at November 30, 2006) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at November 30, 2006. Borrowings outstanding under the agreement ranged from $0 to $17,000 during the third quarter ended November 30, 2006.
Note 3 — Inventories consist of the following:

	November 30, 2006	February 28, 2006
Current:
Book inventory	$11,448,147	$12,186,820
Inventory valuation allowance	(31,960)	(27,460)

Inventories net — current	$11,416,187	$12,159,360

Non-current:
Book inventory	$818,000	$657,000
Inventory valuation allowance	(364,915)	(277,430)

Inventories — non-current	$453,085	$379,570

The Company occasionally purchases book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. These amounts are included in non-current inventory.
Significant portions of inventory purchases by the Company are concentrated with an England based publishing company. Purchases from this England based publishing company were approximately $3.5 million and $3.4 million for the three months ended November 30, 2006 and 2005, respectively. Total inventory purchases from all suppliers were approximately $4.3 million and $3.7 million for the three months ended November 30, 2006 and 2005, respectively.
Purchases from this England based publishing company were approximately $7.6 million and $9.1 million for the nine months ended November 30, 2006 and 2005, respectively. Total inventory purchases from all suppliers were approximately $9.4 million and $10.4 million for the nine months ended November 30, 2006 and 2005, respectively.
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

EDUCATIONAL DEVELOPMENT CORPORATION

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Net Earnings	$798,158	$739,006	$1,918,795	$1,879,053

Basic EPS:
Weighted Average Shares Outstanding	3,758,422	3,753,923	3,756,975	3,745,704

Basic EPS	$0.21	$0.20	$0.51	$0.50

Diluted EPS:
Weighted Average Shares Outstanding	3,758,422	3,753,923	3,756,975	3,745,704
Assumed Exercise of Options	113,855	144,516	119,400	156,068

Shares Applicable to Diluted Earnings	3,872,277	3,898,439	3,876,375	3,901,772

Diluted EPS	$0.21	$0.19	$0.49	$0.48

Since March 1, 1998, when the Company began its stock repurchase program, 2,343,848 shares of the Company’s common stock at a total cost of $11,918,297 have been acquired. The Board of Directors has authorized purchasing up to 2,500,000 shares as market conditions warrant.
Note 5 — The Company accounts for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
In the fourth quarter of fiscal year 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS No. 123R) which eliminates the alternative of applying the intrinsic value measurement provision of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to stock compensation awards and requires that share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R on the modified retrospective application method to all prior years for which SFAS No. 123R was effective. For the Company, this began with its fiscal year ended February 28, 1997. There were no stock options granted during the quarter ended November 30, 2006.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $755,434 and $709,640 for the three months ended November 30, 2006 and 2005, respectively. Freight costs and handling costs were $1,819,403 and $1,755,043 for the nine months ended November 30, 2006 and 2005, respectively.
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
Information by industry segment for the three months and nine months ended November 30, 2006 and 2005 is set forth below:

EDUCATIONAL DEVELOPMENT CORPORATION

	Publishing	UBAH	Other	Total
Three Months Ended November 30, 2006

Net revenues from external customers	$1,998,605	$7,821,908	$—	$9,820,513
Earnings before income taxes	$698,829	$1,583,452	$(978,323)	$1,303,958

Three Months Ended November 30, 2005

Net revenues from external customers	$1,900,920	$7,782,061	$—	$9,682,981
Earnings before income taxes	$638,332	$1,523,159	$(994,485)	$1,167,006

Nine Months Ended November 30, 2006

Net revenues from external customers	$6,167,274	$18,244,586	$—	$24,411,860
Earnings before income taxes	$1,942,629	$3,788,447	$(2,635,681)	$3,095,395

Nine Months Ended November 30, 2005

Net revenues from external customers	$6,325,992	$18,377,820	$—	$24,703,812
Earnings before income taxes	$2,115,013	$3,719,349	$(2,826,409)	$3,007,953
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
The following table sets forth statement of earnings data as a percentage of net revenues.

EDUCATIONAL DEVELOPMENT CORPORATION

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.8%	35.0%	36.1%	37.0%

Gross margin	65.2%	65.0%	63.9%	63.0%

Operating expenses:
Operating & selling	21.9%	21.8%	23.1%	21.4%
Sales commissions	25.8%	26.6%	23.8%	24.2%
General & administrative	4.3%	4.4%	5.4%	5.1%
Interest	0.0%	0.3%	0.1%	0.3%

Total operating expenses	52.0%	53.1%	52.4%	51.0%

Other income	0.1%	0.2%	1.2%	0.2%

Earnings before income taxes	13.3%	12.1%	12.7%	12.2%
Income taxes	5.2%	4.5%	4.8%	4.6%

Net earnings	8.1%	7.6%	7.9%	7.6%

Operating Results for the Three Months Ended November 30, 2006
The Company had income before income taxes of $1,303,958 for the three months ended November 30, 2006 compared with $1,167,006 for the three months ended November 30, 2005
Revenues

	Three Months Ended November 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Gross sales	$12,729,245	$12,397,509	$331,736	2.7%
Less discounts & allowances	(3,527,495)	(3,233,126)	(294,369)	9.1%
Transportation revenue	618,763	518,598	100,165	19.3%

Net revenues	$9,820,513	$9,682,981	$137,532	1.4%

The UBAH Division’s gross sales increased 2.0% or $171,876 during the three month period ending November 30, 2006 when compared with the same quarterly period a year ago. The Company attributes this increase primarily to a 7.4% increase in the number of consultants who made sales during the quarter ended November 30, 2006 when compared with the same period last year. A breakdown by market segment for the three months ended November 30, 2006 versus November 30, 2005 shows home party sales declined 4.8%, direct sales increased 9.8%, school and library sales declined 40.2%, book fair sales increased 4.7% and web sales increased 51.9%. The Publishing Division’s gross sales increased 4.1% or $159,860, during the three month period ending November 30, 2006 when compared with the same quarterly period a year ago. Sales to the national chains increased 27% during the 3rd quarter when compared with last year. The core number of titles that the national chains have been ordering has increased over last year and has lead to an increase in sales to these chains. Sales to the smaller bookstores remained the same during the 3rd quarter this year when compared with the 3rd quarter last year.
The UBAH Division’s discounts and allowances were $1,431,347 and $1,202,840 for the three months ended November 30, 2006 and 2005, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 16.6% of UBAH’s gross sales for the three months ended November 30, 2006 and 14.2% for the three months ended November 30, 2005.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,096,147 and $2,030,286 for the three months ended November 30, 2006 and 2005, respectively. The

EDUCATIONAL DEVELOPMENT CORPORATION
Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.3% of Publishing’s gross sales for the three months ended November 30, 2006 and 51.7% for the three months ended November 30, 2005.
The increase in transportation revenues for the three months ended November 30, 2006 is the result of the January 2006 increase in the shipping rates charged in the UBAH Division.
Expenses

	Three Months Ended November 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Cost of sales	$3,421,601	$3,390,245	$31,356	0.9%
Operating & selling	2,152,898	2,109,538	43,360	2.1%
Sales commissions	2,534,110	2,573,278	(39,168)	(1.5%)
General & administrative	420,632	427,897	(7,265)	(1.7%)
Interest	4	32,597	(32,593)	(100.0%)

Total	$8,529,245	$8,533,555	$(4,310)	(0.0%)

Cost of sales increased 0.9% or $31,356 for the three months ended November 30, 2006 when compared with the three months ended November 30, 2005. In comparing the 0.9% increase in cost of sales with the 2.7% increase in gross sales, consideration must be given to the mix of products sold. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product sold. Cost of sales as a percentage of gross sales was 26.9% for the three months ended November 30, 2006 and for the three months ended November 30, 2005 was 27.3%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $320,468 in the quarter ended November 30, 2006 and $310,085 in the quarter ended November 30, 2005. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses as a percentage of gross sales were 16.9% and 17.0% for the three months ended November 30, 2006 and 2005. Operating and selling expenses increased because of an increase in promotional costs of $69,982 in both divisions and an increase in payroll and benefit costs of $29,070, necessary to keep the Company competitive in the local job market. Estimated costs of travel contests held by the UBAH Division declined $45,304 during the period, primarily due to the timing of the various contests.
Sales commissions in the Publishing Division increased 13.4% to $26,435 for the three months ended November 30, 2006. Publishing Division sales commissions are paid on net sales and were 1.3% of net sales for the three months ended November 30, 2006 and 1.2% for the three months ended November 30, 2005. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 1.7% to $2,507,676 for the three months ended November 30, 2006, the direct result of decreased retail sales in this division. UBAH Division sales commissions are paid on retail sales and were 38.0% of retail sales for the three months ended November 30, 2006 and 38.1% of retail sales for the three months ended November 30, 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
The Company’s effective tax rate was 38.8% and 36.7% for the three months ended November 30, 2006 and 2005, respectively. These rates are higher than the federal statutory rate due to state income taxes.

EDUCATIONAL DEVELOPMENT CORPORATION
Operating Results for the Nine Months Ended November 30, 2006
The Company had income before income taxes of $3,095,395 for the nine months ended November 30, 2006 compared with $3,007,953 for the nine months ended November 30, 2005.
Revenues

	Nine months Ended November 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Gross sales	$32,532,560	$32,940,404	$(407,844)	(1.2%)
Less discounts & allowances	(9,540,281)	(9,444,019)	(96,262)	1.0%
Transportation revenue	1,419,581	1,207,427	212,154	17.6%

Net revenues	$24,411,860	$24,703,812	$(291,952)	(1.2%)

The UBAH Division’s gross sales decreased 0.3% or $61,828 during the nine month period ending November 30, 2006 when compared with the same nine month period a year ago. A breakdown by market segment for the nine months ended November 30, 2006 versus November 30, 2005 shows home party sales declined 6.8%, direct sales decreased 6.6%, school and library sales declined 27.2%, book fair sales increased 6.8% and web sales increased 48.0%. The number of consultants who made sales during the nine months ended November 30, 2006 when compared with the same period last year increased 2.2%. The Publishing Division’s gross sales decreased 2.7% or $346,016, during the nine month period ending November 30, 2006 when compared with the same period a year ago. Sales to the national chains decreased 2.0% during the nine months ended November 30, 2006 when compared with last year, the result of a special one time order received last year that was not duplicated this year. However, the core number of titles that the national chains have been ordering has increased this year over last year and has resulted in an overall increase in sales this year to these chains. Sales to the smaller bookstores declined 1.2% during the nine months ended November 30, 2006 when compared with last year.
The UBAH Division’s discounts and allowances were $2,960,949 and $2,689,925 for the nine months ended November 30, 2006 and 2005, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14.9% of UBAH’s gross sales for the nine months ended November 30, 2006 and 13.5% for the nine months ended November 30, 2005.
The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $6,579,331 and $6,754,094 for the nine months ended November 30, 2006 and 2005, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for the nine-month periods ended November 30, 2006 and November 30, 2005.
The increase in transportation revenues for the nine months ended November 30, 2006 is the result of the January 2006 increase in the shipping rates charged in the UBAH Division.

EDUCATIONAL DEVELOPMENT CORPORATION
Expenses

	Nine months Ended November 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)
Cost of sales	$8,817,471	$9,134,241	$(316,770)	(3.5%)
Operating & selling	5,634,372	5,295,484	338,888	6.4%
Sales commissions	5,811,029	5,967,110	(156,081)	(2.6%)
General & administrative	1,330,271	1,257,136	73,135	5.8%
Interest	7,581	75,545	(67,964)	(90.0%)

Total	$21,600,724	$21,729,516	$(128,792)	(0.1%)

Cost of sales decreased 3.5% or $316,770 for the nine months ended November 30, 2006 when compared with the nine months ended November 30, 2005. In comparing the 1.2% decrease in gross sales with the 3.5% decrease in cost of sales, consideration must be given to the mix of products sold. During the nine months ended November 30, 2006, the cost of sales on consignment titles decreased 43% or $391,552 over the same period last year. Consignment titles cost the Company 34% of gross sales price. The Company’s cost of products it sells from inventory ranges from 25% to 34% of the gross sales price, depending upon the product. Cost of sales as a percentage of gross sales for the nine months ended November 30, 2006 was 27.1% and for the nine months ended November 30, 2005 was 27.7%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $877,219 in the nine months ended November 30, 2006 and $833,451 in the nine months ended November 30, 2005. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses as a percentage of gross sales were 17.3% for the nine months ended November 30, 2006 and 16.1% for the nine months ended November 30, 2005. Operating and selling expenses increased because of an $78,099 increase in the estimated costs of travel contests held by the UBAH Division, an increase in promotional costs of $189,175 in both divisions and an increase in payroll and benefit costs of $67,532, necessary to keep the Company competitive in the local job market
Sales commissions in the Publishing Division increased 12.0% to $85,308 for the nine months ended November 30, 2006. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales for the nine months ended November 30, 2006 and 1.2% for the nine months ended November 30, 2005. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to the Company’s “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Sales commissions in the UBAH Division decreased 2.8% to $5,725,722 for the nine months ended November 30, 2005, the direct result of decreased sales in this division. UBAH Division sales commissions are paid on retail sales and were 36.9% of retail sales for the nine months ended November 30, 2006 and 37.8% of retail sales for the nine months ended November 30, 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commissions rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
Other income increased $250,602 for the nine months ended November 30, 2006. During the 2nd quarter of the current fiscal year the Company entered into a Plan of Reorganization and Dip Financing Agreement with a company in Chapter 11 bankruptcy as a prelude to acquiring that bankrupt company. The Company was not the successful bidder in an auction held by the U.S. Bankruptcy Court, but the Court awarded the Company a $250,000 breakup fee that is recorded as other income.
The Company’s effective tax rate was 38.0% for the nine months ended November 30, 2006 and 37.5% for the nine months ended November 30, 2005, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
The Company’s primary uses of cash provided by operating activities are to pay annual dividends, repay borrowings and for working capital. The Company utilizes its bank credit facility to meet its short-term cash needs.
The Company’s Board of Directors has adopted a stock repurchase plan in which the Company may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, the Company will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on the Company’s short-term and long-term liquidity. The Company has a history of profitability and positive cash flow. The Company can sustain planned growth levels

EDUCATIONAL DEVELOPMENT CORPORATION
with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends. The Company expects its ongoing cash flow to exceed cash required to operate the business. During the first nine months of fiscal year 2007 the Company repurchased 15,412 shares of its common stock under the stock repurchase program at a cost of $112,360.
The Company’s primary source of liquidity is cash generated from operations. During the first nine months of fiscal year 2007 the Company experienced a positive cash flow from operating activities of $4,175,545. Cash flows from operating activities increased due to a decrease in inventory of $ 669,658 and a increase in accounts payable and accrued expenses of $1,890,768, offset by a net increase in accounts receivable of $466,085. The Company believes that the inventory levels are at an adequate level to meet sales requirements and does not foresee increasing inventory significantly during the balance of fiscal year 2007. The increase in accounts receivable is due primarily to a special sales promotion in the Publishing Division which offered payment terms extended to mid-December. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from the Company’s principal supplier and the payments associated with these shipments.
The Company believes that in fiscal year 2007 it will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
Cash used in investing activities was $34,942. The principal uses of cash in investing activities were $24,471 in property improvements, $5,879 warehouse equipment and $4,592 in computer equipment. The Company estimates that cash used in investing activities for fiscal year 2007 will be less than $250,000. This would consist of software and hardware enhancements to the Company’s existing data processing equipment, property improvements and additional warehouse equipment.
Cash used in financing activities was $1,452,748, comprised of a net decrease of $676,000 in borrowings under the bank credit agreement, $12,500 received from the exercise of stock options, $9,137 tax benefit of stock options exercised, $65,162 received from the sale of treasury stock, $112,360 paid to acquire treasury stock and a $751,187 cash dividend payment.
As of November 30, 2006 the Company did not have any commitments in excess of one year.
Bank Credit Agreement
Effective June 30, 2006 the Company signed an Eighth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2007. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at November 30, 2006) and borrowings are collateralized by substantially all the assets of the Company. At November 30, 2006 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at November 30, 2006. Borrowings outstanding under the agreement ranged from $0 to $700,000 during the nine months ended November 30, 2006.
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
Revenue Recognition
Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 75% of net revenues for the nine months ended November 30, 2006 and 74% for the nine months ended November 30, 2005. The provisions of the SEC Staff Accounting Bulletin No.104,

EDUCATIONAL DEVELOPMENT CORPORATION
“Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. The Company’s sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. The Company is not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $78,000 as of November 30, 2006 and $110,000 as of February 28, 2006.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $80,992 and $112,209 as of November 30, 2006 and February 28, 2006, respectively.
Inventory
Management continually estimates and calculates the amount of non-current inventory. Non-current inventory arises due to the Company occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of the Company’s primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $818,000 at November 30, 2006 and $657,000 at February 28, 2006.
Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at November 30, 2006 and February 28, 2006. Management has estimated a valuation allowance for both current and noncurrent inventory of $396,875 and $304,890 as of November 30, 2006 and February 28, 2006, respectively.
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
Item 4 CONTROLS AND PROCEDURES

EDUCATIONAL DEVELOPMENT CORPORATION
An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2006. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer). Based on that evaluation, the Company’s Chief Executive Officer and its Controller and Corporate Secretary (Principal Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting, since the date these controls were evaluated.
PART II OTHER INFORMATION
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter ended November 30, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units Purchased	Share (or Unit)	or Programs (1)	Plans or Programs
September 1, 2006 – September 30, 2006	250	$6.77	250	160,323

October 1, 2006 – October 31, 2006	50	$7.45	50	160,273

November 1, 2006 – November 30, 2006	4,121	$7.17	4,121	156,152

Total	4,421	$7.15	4,421

(1)	In July 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s common stock pursuant to a plan that was announced publicly on October 14, 1998. In May 1999, the Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock under this plan, which was announced publicly on May 19, 1999. In April 2004 the Board of Directors authorized the Company to purchase up to an additional 500,000 shares of its common stock under this plan. Pursuant to the plan, the Company may purchase such 2,500,000 shares of the Company’s common stock until 2,500,000 shares have been repurchased. There is no expiration date for the repurchase plan.
Item 6 EXHIBITS
(a) Exhibits
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

EDUCATIONAL DEVELOPMENT CORPORATION
31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date January 12, 2007	By	/s/ Randall W. White

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