Form 10-K
period 2007-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2007-05-31
CIK 31667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR

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
Yes ☐     No ☑
The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2006, on the Nasdaq National Market was $24,811,000.
As of May 22, 2007, 3,766,135 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2007 relating to our Annual Meeting of Shareholders to be held on July 24, 2007 are incorporated by reference into Part III of this Report on Form 10-K.

Part 1
FORWARD LOOKING STATEMENTS
     This report contains statements that are forward-looking. You should read the following discussion in connection with our consolidated financial statements, including the notes to those statements, included in this document. These forward-looking statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Actual events and results may be materially different from anticipated results described in such statements.
     Our ability to achieve such results is subject to certain risks and uncertainties which are not currently known to us. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.
Item 1. BUSINESS
(a) General Development of Business
     Educational Development Corporation (“EDC”) is the exclusive United States trade publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”). We were incorporated on August 23, 1965. Our fiscal years end on February 28.
     Our company motto is “The future of our world depends on the education of our children. EDC delivers educational excellence one book at a time. We provide economic opportunity while fostering strong family values. We touch the lives of children for a lifetime.”
(b) Financial Information about Industry Segments
     While selling children’s books is our only line of business, we sell them through two divisions:
•	Home Business Division (“Usborne Books at Home” or “UBAH”) — This division distributes books nationwide through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales. The UBAH Consultants also distribute these titles to school and public libraries.

•	Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.
Percent Net Revenues by Division

	2007	2006	2005
Publishing	26%	26%	23%
UBAH	74%	74%	77%

Total revenues	100%	100%	100%

(c) Narrative Description of Business
Products
     As the sole United States trade publisher of the Usborne line of books, we offer over 1,400 different titles. Many are interactive in nature, including our Touchy-Feely board books, jigsaw puzzle books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books. Many titles are also published in Spanish.

     We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Usborne websites. Our books include science and math titles, as well as chapter books and novels.
     We also produce and distribute “Usborne Kid Kits”, which combine an Usborne book with specialty items/toys that complement the information contained in the book. The Kid Kits are packaged in reusable vinyl bags or box packages. Currently, 60 different Kid Kits are available.
     We continually introduce new titles across all lines of our products.
     UBAH markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet. The division had approximately 9,800 consultants in 50 states at February 28, 2007.
     Publishing markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets, as well as through in-house marketing by telephone to the trade. This division markets to approximately 5,100 book, toy and specialty stores. Significant orders totaling 39% of the Publishing Division’s sales have been received from major book chains. During fiscal year 2007, the division continued to expand into mass merchandising outlets such as drug, department and discount stores.
Seasonality
     Sales for both divisions are greatest during the Fall due to the holiday season.
Competition
     We face competition on two fronts for our UBAH Division from several other larger direct selling companies — for sales and consultants. Our school and library market faces strong competition from Scholastic Books for the book fair market.
     Publishing faces strong competition from large U.S. and international companies. Industry sales of juvenile paperbacks approached $1.3 billion annually for calendar year 2006. Historically, this division’s sales are approximately 1.0% of industry sales. Competitive factors include product quality, price and deliverability. Management believes its product line will enable this division to compete well in its market area.
Employees
     As of May 1, 2007, 78 full-time and 4 part-time employees worked at our Tulsa facility, about half of those are in the assembly facility or distribution warehouse. We believe our relations with our employees are good.
Company Reports
     Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our Internet website at www.edcpub.com.

Item 1A. RISK FACTORS
     Investors should carefully consider the following risks in addition to the other information contained in this report. Each of these factors could adversely affect our business, operating results and financial condition. In addition, these factors could adversely affect the value of an investment in our common stock.
Our operations may be adversely affected by general economic conditions
     General economic factors that are beyond our control impact our forecasts and actual performance. These factors include interest rates, recession, inflation, consumer credit availability, consumer debt levels, energy costs, tax policy changes, unemployment trends, the threat of war, terrorism or other political unrest, and other matters that influence consumer confidence and spending. Volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect our performance.
Our growth is dependent upon attracting and retaining independent sales consultants
     Our continued growth and success in the UBAH is dependent on our ability to attract and retain sales consultants, their ability to operate their businesses successfully and to recruit other sales consultants. To attract and retain new sales consultants, we provide operational manuals and sales materials, participate in regional and national training seminars, offer low-cost start-up opportunities, provide a variety of sales incentives and pay competitive sales commissions and bonuses. These sales consultants are independent business owners and we have no control over the time and effort each individual consultant chooses to spend on their business.
Our business faces a great deal of competitive pressure
     The retail business is highly competitive. We compete for sales consultants with many other direct selling companies, most of whom offer products different from our products. Most of these competitors have a greater market presence and larger financial resources. Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of UBAH Division.
     The Publishing Division operates in a highly competitive market. The Publishing Division is in direct competition with other booksellers, the majority of which have larger financial resources than we have. The book industry is a $24 billion market. Sales in the juvenile paperback market, our primary market, were approximately $1.3 billion for calendar year 2006. Our market share in the juvenile paperback market was less than 1.0% in fiscal year 2007. Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of our Publishing Division.
Seasonality of sales
     Our business is subject to seasonal influences, with a higher portion of sales and income historically realized during the third quarter of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes our operating results to vary somewhat from quarter to quarter and could materially and adversely affect the market price of our securities.
Our operations are dependent on a single distribution facility
     Our distribution activities for all books are handled from a single facility in Tulsa, Oklahoma. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could impair our ability to distribute merchandise to our customers.
We have a sole source supplier for our products
     We are the exclusive United States distributor for the line of children’s books published by Usborne Publishing, Limited, London, UK and our distribution of other publishers’ products is extremely limited. There is some risk in having a sole source for our products. The contract between Usborne Publishing, Limited and us has a two-year notice of termination requirement. However, we have an excellent working relationship with our foreign supplier Usborne Publishing, Limited and can foresee no reason for this to change.
All our products are imported from overseas locations
     Our products are printed at locations throughout Europe, China, Singapore, India, Malaysia and Dubai. The products are then shipped by ocean cargo to the United States. Political unrest in a particular location could cause delays in securing products. However, since our supplier has numerous sources for printing the products, should political unrest occur in one area, the supplier could utilize printers in other locations to provide our product. Should an accident occur while the books are in transit and the supply of a title be depleted as a result, we would experience lost sales.
Our common stock is thinly traded
     Our common stock is traded on the NASDAQ market under the symbol EDUC. There were 3,757,323 shares outstanding at February 28, 2007. The average shares traded daily for the fiscal years ended February 28, 2007, February 28, 2006, and February 28, 2005 were 3,021 shares, 3,371 shares, and 9,855 shares, respectively.
Personnel changes
     Our development has largely been achieved through the vision and efforts of our President and CEO. If his services were not available for any reason, our business could be adversely affected.
Other factors may negatively affect our business
     The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect us. We do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
     We are located at 10302 E. 55th Pl., Tulsa, Oklahoma. These facilities are owned by us and contain approximately 105,000 square feet of office and warehouse space. All product distributions are made from this warehouse. We believe that our operating facility meets both present and future capacity needs.
Item 3. LEGAL PROCEEDINGS
     We are not a party to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The common stock of EDC is traded on the Nasdaq National Market (symbol—EDUC). The high and low closing quarterly common stock quotations for fiscal years 2007 and 2006, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2007		2006
Period	High	Low	High	Low
1st Qtr	8.85	6.86	10.98	10.06
2nd Qtr	7.90	6.10	10.61	10.05
3rd Qtr	7.88	6.24	10.13	7.95
4th Qtr	7.88	6.50	8.57	7.65
     The number of shareholders of record of EDC’s common stock at May 8, 2007 was 809.
     We paid a $0.20 per share annual dividend during fiscal year 2007 and a $0.15 per share annual dividend during fiscal year 2006. We paid a $0.22 per share dividend on May 18, 2007 to shareholders of record as of May 8, 2007.
     The following table shows repurchases of our Common Stock which we made during fiscal year 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total # of Shares	Maximum # of
			Purchased as	Shares that May
	Total # of Shares	Average Price	Part of Publicly	be Repurchased
Period	Purchased	Paid per Share	Announced Plan (1)	under the Plan
December 1 - 31, 2006	3,175	$7.01	3,175	163,968
January 1 - 31, 2007	2,000	$7.10	2,000	161,968
February 1 - 28, 2007	15,029	$7.44	15,029	146,939

Total	20,204	$7.34	20,204

(1)	In April 2004 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

Item 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended February 28, 2007 should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this Report.

	YEARS ENDED FEBRUARY 28 (29)
	2007	2006	2005	2004	2003
Net Revenues	$31,403,500	$31,788,900	$31,650,800	$31,127,300	$26,869,700

Earnings from Continuing Operations	$2,407,100	$2,398,400	$2,406,100	$2,373,500	$1,996,600

Earnings from Continuing Operations Per Common Share
Basic	$.64	$.64	$.62	$.60	$.52

Diluted	$.62	$.62	$.59	$.55	$.48

Total Assets	$19,701,900	$18,397,900	$17,980,500	$19,112,700	$17,587,700

Cash Dividends Paid Per Common Share	$.20	$.15	$.12	$.10	$.06

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     MD&A contains statements that are forward-looking and include numerous risks which you should carefully consider. Additional risks and uncertainties may also materially and adversely affect our business. You should read the following discussion in connection with our consolidated financial statements, including the notes to those statements, included in this document. Our fiscal years end on February 28.
Management Summary
     Educational Development Corporation is the sole distributor in the United States of the Usborne line of children’s books. We operate two separate divisions, Publishing and Usborne Books at Home (“UBAH”), to sell these books. Our Corporate headquarters, including the distribution facility for both divisions, is located in Tulsa, Oklahoma.
     These two divisions each have their own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as to school and public libraries through direct-selling consultants.
Publishing Division
     The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books. Sales in the book industry were approximately $24.2 billion for calendar year 2006. Sales in the trade industry, defined as wholesale sales to retailers, were approximately $8.3 billion for calendar year 2006. Sales in the juvenile paperback market, our primary market segment, were approximately $1.3 billion for calendar year 2006. Our market share in the juvenile paperback market has remained between 0.9% and 1.0% during the last three years.
     The Publishing Division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To reach these markets, the Publishing Division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned telesales group located in our headquarters. The Vice President of the Publishing Division manages sales to the national chains.

	Publishing Division Sales by Market Type
	FY 2007	FY 2006	FY 2005
National chain stores	39%	42%	36%
All other	61%	58%	64%

Total net sales	100%	100%	100%

     The Publishing Division uses a variety of methods to attract potential new customers and maintain current customers. Company personnel attend many of the national trade shows held by the book selling industry each year, allowing us to make contact with potential buyers who may be unfamiliar with our books. We actively target the national chains through joint promotional efforts and institutional advertising in trade publications. The Publishing Division also participates with certain customers in a cooperative advertising allowance program, under which we pay back up to 2% of the net sales to that customer. Our products are then featured in promotions, such as catalogs, offered by the vendor.
     We may also acquire, for a fee, an end cap position in a bookstore (our products are placed on the end of a shelf), which in the publishing industry is considered an advantageous location in the bookstore. The costs of these promotions have been classified as reductions in revenue in the statements of earnings.
     The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market. During fiscal year 2007 the telesales group opened 414 new accounts. Our full-color, 130-page catalogs, which are revised twice a year, are mailed to nearly 5,100 customers and potential customers. We also offer two display racks to assist stores in displaying our products. The larger rack has adjustable shelves that can hold approximately 250 titles. The second rack is four-sided with three levels that will hold between 50 and 60 of our Kid Kits. There were approximately 4,200 of these racks in retail stores throughout the country at the end of fiscal year 2007.

	Net Revenues for Publishing Division
	FY 2007	FY 2006	FY 2005
Net Revenues	8,121,100	8,403,700	7,362,700

     Publishing Division’s net revenues decreased $283,000 from fiscal year 2006 to fiscal year 2007, or 3.3%. Net revenues were down between 3.0 and 3.9% in each area of sales (national chain stores, inside sales and smaller retail sales). Sales for fiscal year 2005 were 14.5% higher than 2005.
Usborne Books at Home (“UBAH”) Division
     The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States. The customer base of UBAH consists of individual purchasers, as well as school and public libraries. Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.
     An important factor in the continued growth of the UBAH Division is the addition of new sales consultants and the retention of existing consultants. Current active consultants recruit new sales consultants. UBAH makes it easy to recruit by providing low-cost signing kits. For one month, kits containing sample products and supplies were free to new recruits when a minimum dollar home show was submitted by the new recruit. UBAH provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

New Consultants Added During Year

	FY 2007	FY 2006	FY 2005
New Sales Representatives	7,200	5,300	5,600
Active Sales Representatives End of Fiscal Year	9,800	8,100	8,300
     The UBAH Division presently has six levels of sales representatives:
•	Consultants

•	Supervisors

•	Senior Supervisors

•	Executive Supervisors

•	Senior Executive Supervisors

•	Directors
     Upon signing up, each individual is considered a consultant. Consultants receive commissions from each sale they make; the commission rate being determined by the marketing program under which the sale is made. In addition, consultants receive a monthly sales bonus once their sales reach an established monthly goal. Consultants who recruit other consultants and meet certain established criteria are eligible to become supervisors. Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups.
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
Percent of Net Revenues by UBAH Marketing Program

	FY 2007	FY 2006	FY 2005
Home Shows	42%	46%	51%
Direct Sales	3%	3%	3%
School & Library, including Book Fair	36%	36%	33%
Internet	8%	5%	3%
Transportation Revenue	11%	10%	10%

Totals	100%	100%	100%

Number of Orders by UBAH Marketing Program

	FY 2007	FY 2006	FY 2005
Home Shows	36,200	37,000	41,200
Direct Sales	7,700	9,000	10,100
School & Library	12,000	12,100	11,500
Internet	40,900	27,400	17,600

	96,800	85,500	80,400

     Net revenues from home shows declined 9.1% or $979,000 during fiscal year 2007. This was a combination of per order averages which were down 4.0% and a lower number of orders placed during fiscal year 2007. Homes shows were the original marketing program when UBAH began in 1989 and continue to generate the greatest percentage of revenue for UBAH. Consultants contact individuals (“hostesses”) to hold book shows in their homes. The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books. The hostess earns free books based upon the total sales at the show. Customer specials are available for customers when they order a selected amount. Additionally, home shows provide an excellent opportunity for recruiting new consultants.
     Net revenues from direct sales declined 0.6% or $4,000 during fiscal year 2007. This resulted from a 15% decrease in the number of orders placed during the year, offset by an 11% increase in the per order average. Direct sales are sales without a hostess being involved. This program makes it possible for consultants to work directly out of their homes by selling to friends, neighbors and other customers. It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show. The UBAH Division offers many promotions (customer specials) throughout the year. These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria. The discounts under these promotions are recorded in discounts and allowances.
     The school and library marketing program, including book fairs, decreased 0.4% or $37,000 during fiscal year 2007. The number of orders placed during the year was down slightly and the amount of the per order average decreased 5%. Scholastic dominates the book fair market. Our book fair program is comparable to Scholastic’s program and we continue to make inroads into their market share. Many schools hold joint book fairs with UBAH and our competitors and we do well at these events. In many cases, UBAH book fairs have been the only participant. We look forward to future growth in this market area as our book fair program gains wider acceptance.
     School and library sales are restricted to consultants who have received additional, specialized training which allows them to sell to schools and libraries. The UBAH consultant is the only source that a library or school has for library-bound Usborne books. They are not available through any of the school supply distribution companies.
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
     As shown in the tables above, internet sales continue to show significant growth for UBAH, increasing 59% or $694,000 during fiscal year 2007. This is the result of more consultants utilizing in-house-developed and hosted web sites in their businesses for a nominal monthly fee. Consultants can customize the web sites to their own particular needs or they can maintain the generic site. Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales. Web-only specials are changed frequently and have proved successful, contributing to the growth in this market.
     The cost of free books provided under the various UBAH marketing programs is recorded as operating and selling expense in the statements of earnings.
     We believe that the UBAH Division has the greatest growth potential for us. While there are many multi-level companies in the United States, UBAH is the only one exclusively selling books. We believe this is a fertile market with excellent opportunities for continued growth. The keys to future growth in the UBAH Division is recruiting and retaining consultants.
(1-2) Liquidity and Capital Resources
     EDC has a history of profitability and positive cash flow. We can continue to grow with minimal additional capital requirements. Our primary source of cash is generated from operations. Our primary uses of cash are to pay dividends, repay borrowings on our line of credit, acquire treasury stock and purchase property and equipment. We utilize our bank credit facility to meet our short-term cash requirements, when needed.
     We expect our ongoing cash flow to continue to exceed cash required to operate the business. Consequently, we expect short-term borrowings to remain at a minimum during the current fiscal year.
     During fiscal year 2007 we experienced a positive cash flow from operations of $2,479,000. Cash flow from operations was increased by an increase in accounts payable and accrued expenses of $479,800 and reduced by an increase in inventories of $308,100.
     Cash used in investing activities was $34,900 for capital expenditures related to remodeling our assembly area, sprinkler system improvements, new computers and various warehouse improvements. We estimate that cash used in investing activities for fiscal year 2008 will be less than $500,000. This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.
     Cash used in financing activities was $1,511,200 which was primarily due to dividend payments of $751,200, $676,000 net payments under the bank loan agreement and $260,700 paid to acquire treasury stock. These were offset by cash received from financing activities of $111,600 from the sale of treasury stock, $55,900 from the exercise of stock options and $9,100 reduced income taxes from exercise of stock options. In September 2002 the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings. In 2007, 2006 and 2005 we paid 31%, 31% and 25%, respectively, of net earnings as a cash dividend. We anticipate that in future years we will continue paying cash dividends of 25% — 35% of net earnings.
     Our Board of Directors adopted a stock repurchase plan in which we may purchase up to an additional 500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, we can utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.
(3) Results of Operations
Earnings as a Percent of Total Revenues

	FY 2007	FY 2006	FY 2005
Net revenues	100.0%	100.0%	100.0%
Cost of sales	35.9%	36.6%	35.8%

Gross margin	64.1%	63.4%	64.2%
Operating expenses:
Operating & selling	23.6%	22.3%	21.7%
Sales commissions	23.6%	23.7%	24.9%
General & administrative	5.8%	5.4%	5.4%
Interest	0.0%	0.3%	0.2%

Total operating expenses	53.0%	51.7%	52.2%

Income from Operations	11.1%	11.7%	12.0%
Other income	1.2%	0.3%	0.3%

Earnings before income taxes	12.3%	12.0%	12.3%
Income taxes	4.7%	4.5%	4.7%

Net earnings	7.6%	7.5%	7.6%

Fiscal Year 2007 Compared with Fiscal Year 2006
     The following presents an overview of our results of operations for the years ended February 28, 2007 and 2006. We had earnings before income taxes of $3,880,100 for fiscal year 2007 compared with $3,814,400 for fiscal year 2006.
Revenues

			$ Increase/
	FY 2007	FY 2006	(decrease)
Gross sales	$41,920,700	$42,567,700	$(647,000)
Less discounts & allowances	(12,358,800)	(12,367,800)	9,000
Transportation revenue	1,841,600	1,589,000	252,600

Net revenues	$31,403,500	$31,788,900	$(385,400)

     The UBAH Division’s gross sales decreased a slight 0.2% or $43,300 during FY 2007 when compared with FY 2006. We attribute this decrease to lower sales in the home party, direct sale market, and school and library/book fair market, offset by increased sales in the internet markets. Average sales per order for this division were down 8.9%, while the overall number of orders were up 13.3% primarily due to additional internet sales orders. The Publishing Division’s gross sales decreased 3.5% or $603,700 during FY 2007 when compared with FY 2006.
     The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $8.7 million and $9.0 million in fiscal years 2007 and 2006, respectively. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales in both fiscal year 2007 and 2006.
     The UBAH Division’s discounts and allowances were $3.7 million in fiscal year 2007 and $3.4 million in fiscal year 2006. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 14.6% of UBAH’s gross sales in fiscal year 2007 and 13.4% in fiscal year 2006.
     Transportation revenues increased $252,600 in fiscal year 2007 due to an increase in the transportation rate charged to the UBAH Division.
Expenses

			$ Increase/
	FY 2007	FY 2006	(decrease)
Cost of sales	$11,274,600	$11,651,200	$(376,600)
Operating & selling	7,509,400	7,095,000	414,400
Sales commissions	7,397,800	7,526,200	(128,400)
General & administrative	1,722,900	1,712,500	10,400
Interest	7,600	83,100	(75,500)

Total	$27,912,300	$28,068,000	$(155,700)

     Cost of sales decreased approximately 3.2% in fiscal year 2007 when compared with fiscal year 2006. Our cost of products is 25% to 34% of the gross sales price, depending upon the product. In comparing the percentage increase in gross sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years.
     We expect the percentage change in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be proportional. The 3.2% decrease in cost of sales for fiscal year 2007 over fiscal year 2006 is relatively consistent with the percent decrease in gross sales of approximately 1.5% for the same periods.
     Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges). Operating and selling expenses are made up of purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network. These costs totaled $1,200,800 in FY2007 and $1,414,900 in FY2006. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
     In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses increased $414,400 primarily due to higher postage and freight expenses of $103,500 over the prior year, increases in travel contest incentives and other sales incentives offered by the UBAH Division totaling $108,300, higher promotion costs in the Publishing Division totaling $89,400 and an increase in payroll/benefits costs of $100,500. Operating and selling expenses as a percentage of gross sales were 17.9% and 16.7% for fiscal year 2007 and fiscal year 2006, respectively.
     Sales commissions in the Publishing Division increased $16,100 for the fiscal year ended 2007. Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives. Publishing Division sales commissions are paid on net sales and were 1.4% of net sales in fiscal year 2007 and 1.1% of net sales in fiscal year 2006.
     Sales commissions in the UBAH Division decreased $144,500. UBAH Division sales commissions are paid on retail sales and were 31.3% for fiscal year 2007 and 37.6% for fiscal year 2006. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commission rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The decrease in sales commissions is the result of lower sales in the UBAH Division.
     General and administrative costs include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses increased slightly because of an increase in materials and supplies, outside services and payroll costs, offset by a decrease in legal and audit fees. General and administrative expenses as a percentage of gross sales were 4.1% for fiscal year 2007 and 4.0% for fiscal year 2006.
     Interest expense decreased $75,500 due to decreased short-term borrowings throughout the fiscal year. Interest expense as a percentage of gross sales was negligible at 0.02% in fiscal year 2007 and 0.2% in fiscal year 2006.
     The tax provision for fiscal year 2006 was $1,471,000. The effective rate for fiscal year 2007 was 37.9% and for fiscal year 2006 was 37.1%. Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

Fiscal Year 2006 Compared with Fiscal Year 2005
     We had earnings before income taxes of $3,814,400 for fiscal year 2006 compared with $3,885,100 for fiscal year 2005.
Revenues

			$ Increase/
	FY 2006	FY 2005	(decrease)
Gross sales	$42,567,600	$41,361,600	$1,206,000
Less discounts & allowances	(12,367,800)	11,324,200	(1,043,600)
Transportation revenue	1,589,000	1,613,300	(24,300)

Net revenues	$31,788,800	$31,650,700	$138,100

     The UBAH Division’s gross sales decreased 4.0% or $1,039,200 during FY 2006 when compared with FY 2005. We attributes this decrease to lower sales in the home party and direct sale market, offset by increased sales in the book fair and internet markets. The Publishing Division’s gross sales increased 14.8% or $2,245,200 during FY 2006 when compared with FY 2005. We attribute this increase to increased buying by the major chains and increases in the sales generated by our in-house telesales force.
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
     The decrease in transportation revenues is the result of decreased sales in the UBAH Division.
Expenses

			$ Increase/
	FY 2006	FY 2005	(decrease)
Cost of sales	$11,651,200	$11,338,000	$313,100
Operating & selling	7,095,000	6,860,500	234,400
Sales commissions	7,526,200	7,875,900	(349,700)
General & administrative	1,712,500	1,719,200	(6,800)
Interest	83,100	67,600	15,400

Total	$28,068,000	$27,861,200	$206,400

     Cost of sales increased approximately 2.8% in fiscal year 2006 when compared with fiscal year 2005. Our cost of its products is 25% to 34% of the gross sales price, depending upon the product. In comparing the percentage increase in gross sales with the percentage increase in cost of goods, consideration must be given to the mix of products sold. Approximately 97% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price. The mix of products sold has not materially changed in recent years.
     We expect the percentage increases in year-to-year gross sales and the percentage increases in year-to-year cost of sales to be similar in movement in the foreseeable future. The 2.8% increase in cost of sales for fiscal year 2006 over fiscal year 2005 is consistent with the percent increase in gross sales of approximately 2.9% for the same periods. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $1,144,900 in FY2006, $1,196,900 in FY2005 and $1,110,600 in FY2004. Readers are advised to be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
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
     Sales commissions in the UBAH Division decreased $360,400. UBAH Division sales commissions are paid on retail sales and were 37.6% for fiscal year 2006 and 38.2% for fiscal year 2005. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commission rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales. The decrease in sales commissions is the result of lower sales in the UBAH Division.
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
     Interest expense increased $15,400 due to increased borrowings throughout fiscal year 2006 and higher interest rates. The Federal Reserve increased interest rates eight times during fiscal year 2006, which in turn caused our borrowing rate to increase. Interest expense as a percentage of gross sales was 0.20% in fiscal year 2006 and .16% in fiscal year 2005.

     The tax provision for fiscal year 2006 was $1,416,000. The effective rate for fiscal year 2006 was 37.1% and for fiscal year 2005 was 38.0%. Our effective tax rate is higher than the Federal statutory rate due to state income taxes.
Contractual Obligations
     The table below summarizes the maturity dates of our contractual obligations by period.

Payments due by period
		Less			More
		than			then
		1	1-3	3-5	5
Contractual obligations	Total	year	years	years	years

Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	$2,873,200	$2,873,200	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,873,200	$2,873,200	—	—	—
Bank Credit Agreement
     Effective June 30, 2006 we signed an Eighth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2007. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at February 28, 2007) and borrowings are collateralized by substantially all assets. At February 28, 2007, we had no borrowings outstanding. Available credit under the revolving credit agreement was $5,000,000 at February 28, 2007. Borrowings outstanding under the agreement ranged from $0 to $700,000 during the fiscal year ended February 28, 2007.
     This agreement also contains a new provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2007 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.

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
     Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.
Stock-Based Compensation
     We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
Revenue Recognition
     Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 74% of net revenues in FY2007, 74% in FY2006 and 77% in FY2005. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns. Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded.
     Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $84,000 as of February 28, 2007 and $73,000 as of February 28, 2006.
Allowance for Doubtful Accounts
     We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated allowance for doubtful accounts of $75,000 as of February 28, 2007 and $112,200 as of February 28, 2006.
Inventory
     Management continually estimates and calculates the amount of non-current inventory. The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances were $808,000 and $657,000 at February 28, 2007 and February 28, 2006, respectively.

     Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This allowance is based on management’s identification of slow moving inventory on hand. Management has estimated a valuation allowance for both current and noncurrent inventory of $382,300 and $304,900 as of February 28, 2007 and 2006, respectively.
     Our product line contains approximately 1,400 titles, each with different rates of sale, depending upon the popularity of the title. Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future. A few of the titles, less than 50, have a limited time when they remain current in content, i.e. computer books, and these few titles are fully reserved. Our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a six-month lead-time to have a title reprinted and delivered to us.
     Our principal supplier, based in England, imposes minimum order requirements before reprinting a title. At the current time we must reorder 7,500 or more of a title in order to get a solo print run. If we order less than 7,500 of a title, then we must share a print run with the supplier’s other customers. Sharing a print run has resulted in delays of up to twelve months in receiving the ordered title. Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.
     These factors and historical analysis have led Management to determine that 2 1/2 years represents a reasonable estimate of the normal operating cycle for our products.
New accounting pronouncements
     The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position or results of operations.
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material effect on our financial position or results of operations in future periods.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement, and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132®”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements ending after June 15, 2007. This standard should not have any impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not have any material market risk.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 begins at page 31.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2007.
Item 9.A CONTROLS AND PROCEDURES
     An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2007. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).
     Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9.B OTHER INFORMATION
     None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     (a) Identification of Directors
     The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2007.
     (b) Identification of Executive Officers
     Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
     (c) Compliance with Section 16 (a) of the Exchange Act
     The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2007.
Item 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2007.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2007.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None
Item 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
     The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2007.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a) The following documents are filed as part of this report:
          1. Financial Statements
Schedules have been omitted as such information is either not required or is included in the financial statements.
2. Exhibits
3.1	Restated Certificate of Incorporation of we dated April 26, 1968, and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 are incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.3	By-Laws as amended are incorporated herein by reference to Exhibit 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.4	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986, is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996. is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-4957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-4957)

4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957) filed June 29, 1970.

10.1	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988, is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.2	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989, is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.3	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.4	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188)

10.5	Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.6	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement on Schedule 14A dated May 23, 2002 (File No. 0-4957)

10.7	Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between we and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

*23.1	Consent of current Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION

Date: May 25, 2007	By	/s/ Marilyn Welborn Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 25, 2007	/s/ Randall W. White Randall W. White
Chairman of the Board President, Treasurer and Director

May 25, 2007	/s/ John A. Clerico

John A. Clerico, Director

May 25, 2007	/s/ Dean Cosgrove

G. Dean Cosgrove, Director

May 25, 2007	/s/ James F. Lewis

James F. Lewis, Director

May 25, 2007	/s/ Marilyn Welborn

Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Educational Development Corporation
We have audited the balance sheets of Educational Development Corporation as of February 28, 2007 and 2006, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
May 29, 2007

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,254,304	$321,537
Accounts receivable, less allowance for doubtful accounts and sales returns $158,878 (2007) and $185,209 (2006)	2,849,329	2,700,430
Inventories—Net	12,387,959	12,159,360
Prepaid expenses and other assets	95,391	119,508
Income taxes receivable	3,374	—
Deferred income taxes	117,500	141,700

Total current assets	16,707,855	15,442,535

INVENTORIES—Net	459,117	379,570

PROPERTY, PLANT AND EQUIPMENT—Net	2,385,322	2,493,929

DEFERRED INCOME TAXES	149,600	81,900

TOTAL	$19,701,896	$18,397,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable to bank	$—	$676,000
Accounts payable	3,308,304	2,796,905
Accrued salaries and commissions	560,894	566,379
Income taxes payable	—	71,749
Dividends payable	—	750,785
Other current liabilities	171,407	197,486

Total current liabilities	4,040,605	5,059,304

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 5,791,840 (2007) and 5,771,840 (2006) shares; Outstanding 3,757,323 (2007) and 3,753,923 (2006) shares	1,158,368	1,154,368
Capital in excess of par value	7,649,096	7,577,495
Retained earnings	17,707,698	15,300,999

	26,515,162	24,032,862
Less treasury stock, at cost	(10,853,871)	(10,694,232)

	15,661,291	13,338,630

TOTAL	$19,701,896	$18,397,934

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28,

	2007	2006	2005
GROSS SALES	$41,920,682	$42,567,648	$41,361,612
Less discounts and allowances	(12,358,838)	(12,367,775)	(11,324,165)
Transportation revenue	1,841,621	1,589,017	1,613,332

NET REVENUES	31,403,465	31,788,890	31,650,779
COST OF SALES	11,274,571	11,651,182	11,338,039

Gross margin	20,128,894	20,137,708	20,312,740

OPERATING EXPENSES:
Operating and selling	7,509,439	7,094,963	6,860,540
Sales commissions	7,397,767	7,526,184	7,875,891
General and administrative	1,722,933	1,712,469	1,719,240
Interest	7,581	83,054	67,620

	16,637,720	16,416,670	16,523,291

OTHER INCOME	386,927	93,372	95,625

EARNINGS BEFORE INCOME TAXES	3,878,101	3,814,410	3,885,074

INCOME TAXES	1,471,000	1,416,000	1,479,000

NET EARNINGS	$2,407,101	$2,398,410	$2,406,074

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.64	$0.64	$0.62

Diluted	$0.62	$0.62	$0.59

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,755,608	3,747,759	3,902,075

Diluted	3,875,000	3,898,737	4,088,130

     See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—March 1, 2004	5,596,340	$1,119,268	$6,518,669	$12,292,066	1,570,567	$(5,686,446)	$14,243,557

Purchases of treasury stock					479,360	(5,103,255)	(5,103,255)
Sales of treasury stock			36,700		(23,100)	85,800	122,500
Exercise of options ($2.1875—$6.00/share)	166,000	33,200	510,300				543,500
Tax benefit—stock options			399,178				399,178
Stock-based compensation			4,639				4,639
Dividends paid ($0.12/share)				(484,047)			(484,047)
Net earnings				2,406,074			2,406,074

BALANCE—February 28, 2005	5,762,340	1,152,468	7,469,486	14,214,093	2,026,827	(10,703,901)	12,132,146

Purchases of treasury stock					7,500	(77,250)	(77,250)
Sales of treasury stock			48,294		(16,410)	86,919	135,213
Exercise of options ($2.1875—$6.00/share)	9,500	1,900	47,475				49,375
Tax benefit—stock options			12,240				12,240
Dividends paid ($0.15/share)				(560,719)			(560,719)
Dividends declared ($0.20/share)				(750,785)			(750,785)
Net earnings				2,398,410			2,398,410

BALANCE—February 28, 2006	5,771,840	1,154,368	7,577,495	15,300,999	2,017,917	(10,694,232)	13,338,630
Purchases of treasury stock					35,616	(260,664)	(260,664)
Sales of treasury stock			10,526		(19,016)	101,025	111,551
Exercise of options ($2.1875—$4.00/share)	20,000	4,000	51,938				55,938
Tax benefit—stock options			9,137				9,137
Cash dividends — net of accrual				(402)			(402)
Net earnings				2,407,101			2,407,101

BALANCE—February 28, 2007	5,791,840	$1,158,368	$7,649,096	$17,707,698	2,034,517	$(10,853,871)	$15,661,291

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,407,101	$2,398,410	$2,406,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143,549	138,023	125,570
Stock-based compensation	—	—	4,639
Deferred income taxes	(43,500)	(82,000)	(28,900)
Provision for doubtful accounts and sales returns	1,482,851	1,323,472	1,210,272
Loss on disposal of property, plant and equipment	—	—	1,163
Changes in assets and liabilities:
Accounts and income tax receivable	(1,635,124)	(1,527,661)	(1,526,421)
Inventories	(308,146)	(66,402)	1,893,703
Prepaid expenses and other assets	24,117	(16,162)	43,678
Accounts payable, accrued salaries and commissions, and other current liabilities	479,835	(859,590)	(54,777)
Income tax payable	(71,749)	71,749	—

Total adjustments	71,833	(1,018,571)	1,668,927

Net cash provided by operating activities	2,478,934	1,379,839	4,075,001

CASH FLOWS FROM INVESTING ACTIVITIES— Purchases of property and equipment	(34,942)	(229,185)	(483,358)

Net cash used in investing activities	(34,942)	(229,185)	(483,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	3,295,000	14,239,000	13,235,000
Payments on revolving credit agreement	(3,971,000)	(14,991,000)	(12,201,000)
Cash received from exercise of stock options	55,938	49,375	543,500
Tax benefit of stock options exercised	9,137	12,240	399,178
Cash received from sale of treasury stock	111,551	135,213	122,500
Cash paid to acquire treasury stock	(260,664)	(77,250)	(5,103,255)
Dividends paid	(751,187)	(560,719)	(484,047)

Net cash used in financing activities	(1,511,225)	(1,193,141)	(3,488,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	932,767	(42,487)	103,519

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	321,537	364,024	260,505

CASH AND CASH EQUIVALENTS—END OF YEAR	$1,254,304	$321,537	$364,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,449	$85,933	$62,533

Cash paid for income taxes	$1,542,400	$1,381,106	$1,117,672

SUPPLEMENTAL DISCLOSURE NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividend declared	—	$750,785	—

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2007, FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business—We distribute books and publications through our Publishing and Usborne Books at Home (“UBAH”) Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”). We are the sole U.S. distributor of books and related items, which are published by an England based publishing company. The England based publishing company is our primary supplier.
     Estimates — Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.
     Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company. Purchases from this company were approximately $10.6 million, $11.9 million and $8.0 million for the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. Total inventory purchases for those same periods were approximately $12.4 million, $13.1 million and $11.2 million, respectively.
     Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks. We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, cash balances may be in excess of the FDIC insurance limit. We believe no significant concentrations of risk exist with respect to our cash. The majority of payments due from banks for third party credit card transactions process within two business days. Amounts due are classified as cash and cash equivalents at February 28, 2007 and 2006.
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
     Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.
     Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. We present a portion of our inventory as a noncurrent asset.

Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. These excess quantities are included in noncurrent inventory. We estimate noncurrent inventory using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales is classified as noncurrent inventory.
     Inventories are presented net of a valuation allowance. Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory. This allowance is based on management’s analysis of inventory on hand at February 28, 2007 and 2006.
     Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery & equipment	3-10 years
Furniture & fixtures	3 years
     Income Taxes—Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the regular tax rate expected to be in effect when the taxes are actually paid or recovered. Net deferred tax assets related to the recognition of future tax benefits are recorded to the extent that realization of such benefits is considered more likely than not to occur.
     Revenue Recognition—Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 74% of net revenues in both FY 2007 & 2006 and 77% in FY2005. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.
     Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers.
     Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $84,000 as of February 28, 2007 and $73,000 as of February 28, 2006.
     Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in selling and operating expenses in the statements of earnings, were $148,000 in FY 2007, $28,200 in FY2006, and $11,600 in FY2005.
     Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs were $2,420,700 for FY 2007, $2,278,200 for FY 2006 and $2,108,600 for FY 2005.
     Earnings per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS we has utilized the treasury stock method.

     The following reconciles the diluted earnings per share:

	Year Ended February 28,
	2007	2006	2005
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$2,407,101	$2,398,310	$2,406,074

Shares:
Weighted average shares outstanding–basic	3,755,608	3,747,759	3,902,075
Assumed exercise of options	119,392	150,978	186,055

Weighted average shares outstanding–diluted	3,875,000	3,898,737	4,088,130

Diluted Earnings Per Share	$0.62	$0.62	$0.59

     There were no stock options for the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005 excluded from the diluted earnings per share calculation.
     Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, accounts payable and notes payable to the bank, the carrying amount approximates fair value because of the short maturity of those instruments.
     Long-Lived Asset Impairment— Management reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows. No impairment was noted as a result of such review during the years ended February 28, 2007, February 28, 2006 and February 28, 2005.
     Stock-Based Compensation— Share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
     Reclassifications—Certain prior year amounts have been reclassified to conform with the 2007 presentation.
New accounting pronouncements
     The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position or results of operations.
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material effect on our financial position or results of operations in future periods.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement, and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements ending after June 15, 2007. This standard should not have any impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the our financial position or results of operations.

2. INVENTORIES
     Inventories consist of the following:

	February 28,
	2007	2006
Current:
Book inventory	$12,421,419	$12,186,820
Inventory valuation allowance	(33,460)	(27,460)

Inventories net–current	$12,387,959	$12,159,360

Noncurrent:
Book inventory	$808,000	$657,000
Inventory valuation allowance	(348,883)	(277,430)

Inventories net–noncurrent	$459,117	$379,570

3. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	February 28,
	2007	2006
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	1,992,200	1,957,200
Furniture and fixtures	66,900	66,900

	4,433,800	4,398,800
Less accumulated depreciation and amortization	(2,048,500)	(1,904,900)

	$2,385,300	$2,493,900

4. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28, 2007 and 2006 are as follows:

	2007	2006
Current:
Deferred tax assets:
Allowance for doubtful accounts	$28,500	$42,700
Allowance for slow moving inventory	12,700	10,400
Allowance for sales returns	31,900	27,700
Accruals	44,400	59,400
Stock-based compensation	0	1,500

Deferred tax assets	117,500	141,700

Deferred tax asset–Net	$117,500	$141,700

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$222,800	$138,700
Stock-based compensation	0	4,200

Deferred tax assets	222,800	142,900

Deferred tax liabilities:
Property and equipment	(73,200)	(61,000)

Deferred tax liabilities	(73,200)	(61,000)

Deferred tax asset–Net	$149,600	$81,900

     Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.
     The components of income tax expense are as follows:

	As of February 28,
	2007	2006	2005
Current:
Federal	$1,287,300	$1,273,200	$1,300,000
State	227,200	224,800	229,400

	1,514,500	1,498,000	1,529,400

Deferred:
Federal	(37,000)	(69,700)	(43,100)
State	(6,500)	(12,300)	(7,300)

	(43,500)	(82,000)	(50,400)

Total income tax expense	$1,471,000	$1,416,000	$1,479,000

     The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	As of Fiscal Year End February 28,
	2007	2006	2005
Tax expense at federal statutory rate	$1,319,000	$1,297,000	$1,321,000
State income tax–net of federal tax benefit	154,000	151,000	156,000
Other	(2,000)	(32,000)	2,000

Total income tax expense	$1,471,000	$1,416,000	$1,479,000

5. EMPLOYEE BENEFIT PLAN
     We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and amounted to $69,300, $65,108, and $70,280 in the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.
6. NOTE PAYABLE TO BANK
     We have a $5,000,000 revolving credit agreement, with interest payable monthly at prime minus 0.75% (7.50% at February 28, 2007), collateralized by substantially all of our assets and maturing on June 30, 2007. Available credit under the revolving credit agreement was $5,000,000 at February 28, 2007 and $4,324,000 at February 28, 2006. This agreement also contains a new provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2007 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.
     The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. We intend to renew the bank agreement or obtain other financing upon maturity.
     We had no borrowings outstanding on the above revolving credit agreement at February 28, 2007 and $676,000 of borrowings outstanding at February 28, 2006.
7. COMMITMENTS
     At February 28, 2007, the Company had outstanding purchase commitments totaling approximately $2,873,200.
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
     Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant. The exercise price on options granted is equal to the market price at the date of grant. Options outstanding at February 28, 2007 expire beginning in December 2007 through March 2014.

     A summary of the status of our Incentive Plans as of February 28, 2007, February 28, 2006 and February 28, 2005, and changes during the years then ended is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Beginning of Year	250,200	$3.74	259,700	$3.79	424,700	$3.57
Granted	—	—	—	—	1,000	10.00
Exercised/canceled	(20,000)	(2.80)	(9,500)	(5.20)	(166,000)	(3.27)

Outstanding at End of Year	230,200	$3.82	250,200	$3.74	259,700	$3.79

     The following table summarizes information about stock options outstanding at February 28, 2007:

	Outstanding	Remaining
Weighted Average	at February 28,	Contractual
Exercise Price	2007	Life (Years)
$2.19	64,000	3
$2.50	10,000	2
$3.81	5,000	1
$4.00	15,000	1
$4.63	135,200	1
$10.00	1,000	7

	230,200

     All options outstanding are exercisable at February 28, 2007.
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

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2007
First quarter	$8,107,000	$5,227,600	$696,600	$0.19	$0.18
Second quarter	6,484,400	3,967,900	424,000	0.11	0.11
Third quarter	9,820,500	6,398,900	798,200	0.21	0.21
Fourth quarter	6,991,600	4,534,500	488,300	0.13	0.12

Total year	$31,403,500	$20,128,900	$2,407,100	$0.64	$0.62

2006
First quarter	$8,226,700	$5,221,900	$745,200	$0.20	$0.19
Second quarter	6,794,100	4,054,900	394,800	0.11	0.10
Third quarter	9,683,000	6,292,800	739,100	0.20	0.19
Fourth quarter	7,085,100	4,568,100	519,300	0.14	0.13

Total year	$31,788,900	$20,137,700	$2,398,400	$0.64	$0.62

2005
First quarter	$8,553,300	$5,549,400	$824,400	$0.21	$0.19
Second quarter	6,992,200	4,373,100	452,400	0.11	0.11
Third quarter	9,331,100	6,110,600	809,400	0.21	0.20
Fourth quarter	6,774,200	4,279,600	319,900	0.09	0.09

Total year	$31,650,800	$20,312,700	$2,406,100	$0.62	$0.59

10. BUSINESS SEGMENTS
     We have two reportable segments: Publishing and Usborne Books at Home (“UBAH”) which are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations.
•	The Publishing Division markets its products to retail accounts, which include book, toy and gift stores, school supply stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.

•	UBAH markets its product line through a nationwide network of independent sales consultants using a combination of direct sales, home shows and book fairs. The UBAH Division also distributes to school and public libraries.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” column. Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management. Our assets and liabilities are not allocated on a segment basis.
     Information by industry segment for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 is set forth below:

	Publishing	UBAH	Other	Total
2007

Net revenues	$8,121,100	$23,282,400	$—	$31,403,500
Earnings (loss) before income taxes	2,508,400	4,863,500	(3,493,800)	$3,878,100

2006

Net revenues	$8,403,700	$23,385,200	$—	$31,788,900
Earnings (loss) before income taxes	2,833,300	4,743,000	(3,761,900)	$3,814,400

2005

Net revenues	$7,362,700	$24,288,100	$—	$31,650,800
Earnings (loss) before income taxes	2,447,000	5,172,300	(3,734,200)	3,885,100
11. STOCK REPURCHASE PLAN
     In April 2004 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During fiscal year 2007 the Company purchased 35,616 shares of common stock at an average price of $7.32 per share totaling approximately $260,700. The maximum number of shares that may be repurchased in the future is 146,939.
12. SUBSEQUENT EVENT
     On April 30, 2007, we announced that we would pay a $0.22 per share dividend on May 18, 2007 to shareholders of record as of May 8, 2007.
13. OTHER INCOME
     During fiscal year 2007, we entered into a Plan of Reorganization and Financing Agreement with a company in Chapter 11 bankruptcy as a prelude to acquiring that bankrupt company. We were not the successful bidder in an auction held by the U.S. Bankruptcy Court, but the Court awarded us a $250,000 breakup fee which is included in other net income.
******