Form 10-Q
period 2007-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2007-07-23
CIK 31667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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
As of July 10, 2007 there were 3,766,135 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1
EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2007	February 28, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$831,700	$1,254,300
Accounts receivable, less allowance for doubtful accounts and sales returns $156,500 (May 31) and $158,900 (February 28)	2,951,400	2,849,300
Inventories—Net	11,499,100	12,388,000
Prepaid expenses and other assets	128,300	95,400
Income taxes receivable	—	3,400
Deferred income taxes	135,500	117,500

Total current assets	15,536,000	16,707,900

INVENTORIES—Net	483,000	459,100

PROPERTY, PLANT AND EQUIPMENT—Net	2,450,600	2,385,300

DEFERRED INCOME TAXES	67,900	149,600

TOTAL	$18,537,500	$19,701,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,162,800	$3,308,300
Accrued salaries and commissions	543,100	560,900
Income taxes payable	198,900	—
Other current liabilities	143,500	171,400

Total current liabilities	3,048,300	4,040,600

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 5,791,840 (May 31) and 5,791,840 (February 28) shares; Outstanding 3,766,323 (May 31) and 3,757,323 (February 28) shares	1,158,400	1,158,400
Capital in excess of par value	7,649,100	7,649,100
Retained earnings	17,467,000	17,707,700

	26,274,500	26,515,200
Less treasury stock, at cost	(10,785,300)	(10,853,900)

	15,489,200	15,661,300

TOTAL	$18,537,500	$19,701,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2007	2006
GROSS SALES	$10,136,100	$10,743,400
Less discounts and allowances	(2,905,600)	(3,041,600)
Transportation revenue	375,900	405,200

NET REVENUES	7,606,400	8,107,000
COST OF SALES	2,706,500	2,879,400

Gross margin	4,899,900	5,227,600

OPERATING EXPENSES:
Operating and selling	1,835,900	1,841,700
Sales commissions	1,730,600	1,873,200
General and administrative	408,800	425,000
Interest	—	2,700

	3,975,300	4,142,600

OTHER INCOME	13,200	5,500

EARNINGS BEFORE INCOME TAXES	937,800	1,090,500

INCOME TAXES	352,500	393,900

NET EARNINGS	$585,300	$696,600

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.16	$0.19

Diluted	$0.15	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,760,101	3,756,461

Diluted	3,878,975	3,886,939

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2007

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—March 1, 2007	5,791,840	$1,158,400	$7,649,100	$17,707,700	2,034,517	$(10,853,900)	$15,661,300
Sales of treasury stock					(8,812)	68,600	68,600
Dividends declared				(826,000)			(826,000)
Net earnings				585,300			585,300

BALANCE—May 31, 2007	5,791,840	$1,158,400	$7,649,100	$17,467,000	2,025,705	$(10,785,300)	$15,489,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	$436,400	$1,271,800

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(101,600)	—

Net cash used in investing activities	(101,600)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	—	1,200,000
Payments on revolving credit agreement	—	(1,876,000)
Cash received from exercise of stock options	—	2,500
Cash received from sale of treasury stock	68,600	42,100
Dividends paid	(826,000)	(751,200)

Net cash used in financing activities	(757,400)	(1,382,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(422,600)	(110,800)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,254,300	321,500

CASH AND CASH EQUIVALENTS—END OF PERIOD	$831,700	$210,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$6,100

Cash paid for income taxes	$76,500	$201,400

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — The information shown with respect to the three months ended May 31, 2007 and 2006, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months ended May 31, 2007 and 2006, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.
     These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2007.
Note 2 — Effective June 30, 2007 we signed a Ninth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2008. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.25% at May 31, 2007) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2007 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2007. No borrowings were outstanding under the agreement during the first quarter ended May 31, 2007.
This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2008 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.
Note 3 — Inventories consist of the following:

	2007
	May 31.	February 28,
Current:
Book inventory	$11,534,100	$12,421,400
Inventory valuation allowance	(35,000)	(33,400)

Inventories net–current	$11,499,100	$12,388,000

Noncurrent:
Book inventory	$808,000	$808,000
Inventory valuation allowance	(325,000)	(348,900)

Inventories net–noncurrent	$483,000	$459,100

     We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. These amounts are included in non-current inventory.
     Significant portions of our inventory purchases are concentrated with an England-based publishing company. Purchases from this company were approximately $1.7 million and $1.8 million the three months ended May 31, 2007 and 2006, respectively. Total inventory purchases from all suppliers were approximately $1.7 million and $2.0 million for the three months ended May 31, 2007 and 2006, respectively.
Note 4 — Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS we have utilized the treasury stock method.

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.
Earnings Per Share:

	Three Months Ended May 31,
	2007	2006
Net earnings applicable to common shareholders	$585,300	$696,600

Shares:

Weighted average shares outstanding — basic	3,760,101	3,756,461
Assumed exercise of options	118,874	130,478

Weighted average shares outstanding — diluted	3,878,975	3,886,939

Basic Earnings Per Share	$0.16	$0.19

Diluted Earnings Per Share	$0.15	$0.18

     In April 2004, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2008, we did not repurchase any share of common stock. The maximum number of shares that may be repurchased in the future is 146,939.
Note 5 — We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.
Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $593,400 and $559,000 for the three months ended May 31, 2007 and 2006, respectively.
Note 7 — We have two reportable segments: Publishing and Usborne Books at Home (“UBAH”). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group. The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows, book fairs and the Internet.
     The accounting policies of the segments are the same as those of the rest of the company. We evaluate segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” column. Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management. Our assets and liabilities are not allocated on a segment basis.
     Information by industry segment for the three months ended May 31, 2007 and 2006 follows:

	Publishing	UBAH	Other	Total
2007

Net revenues	$2,031,400	$5,575,000	$—	$7,606,400
Earnings (loss) before income taxes	615,100	1,204,000	(881,300)	$937,800

2006

Net revenues	$2,071,200	$6,035,800	$—	$8,107,000
Earnings (loss) before income taxes	658,400	1,325,100	(893,000)	$1,090,500
Note 8 — The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our financial position or results of operations.
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation did not have a material effect on our financial position or results of operations in future periods.
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
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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
Overview
     We operate two separate divisions, Publishing and Usborne Books at Home (“UBAH”), to sell the Usborne line of children’s books. These two divisions each have their own customer base. The Publishing Division markets its products on a wholesale basis to various retail accounts. The UBAH Division markets its products to individual consumers as well as school and public libraries.
     The following table shows consolidated statement of income data as a percentage of total revenues.
Earnings as a Percent of Total Revenues
For the quarter ended May 31,

	2007	2006
Net revenues	100.0%	100.0%
Cost of sales	35.6%	35.5%

Gross margin	64.4%	64.5%
Operating expenses:
Operating & selling	24.1%	22.7%
Sales commissions	22.8%	23.1%
General & administrative	5.4%	5.3%
Interest	0.0%	0.0%

Total operating expenses	52.3%	51.1%

Income from Operations	12.2%	13.4%
Other income	0.2%	0.0%

Earnings before income taxes	12.3%	13.4%
Income taxes	4.6%	4.8%

Net earnings	7.7%	8.6%

Operating Results for the Three Months Ended May 31, 2007
     We earned income before income taxes of $937,800 for the three months ended May 31, 2007 compared with $1,090,500 for the three months ended May 31, 2006.
Revenues

	For the Three Months Ended May 31,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Gross sales	$10,136,100	$10,743,400	$(607,300)	(5.7)%
Less discounts & allowances	(2,905,600)	(3,041,600)	136,000	(4.5)%
Transportation revenue	375,900	405,200	(29,300)	(7.2)%

Net revenues	$7,606,400	$8,107,000	$(500,600)	(6.2)%

     The UBAH Division’s gross sales decreased 8.1% or $521,800 during the three month period ending May 31, 2007 when compared with the same quarterly period a year ago. This decrease consists of a 12% decrease in home party sales, a 5% decrease in direct sales and a 7% decrease in school and library sales, offset by a 29% increase in Internet sales. The decline in home party sales is attributed primarily to a 7% decline in the total number of home shows held and a $10 decrease in average per order sales. The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders. The decline in school and library sales is due to the decline in funding received by the schools.

     The Publishing Division’s gross sales decreased 1.8% or $79,500 during the three month period ending May 31, 2007 when compared with the same quarterly period a year ago. We attribute this to a 41.3% increase in sales to the smaller books stores, offset by a 31.3% decrease in sales to the national chains and a 20.1% increase in sales to other accounts.
     The UBAH Division’s discounts and allowances were $706,200 and $795,500 for the quarterly periods ended May 31, 2007 and 2006, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 11.9% of UBAH’s gross sales for the quarterly period ended May 31, 2007 and 12.4% for the quarterly period ended May 31, 2006.
     The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,199,500 and $2,246,000 for the quarterly periods ended May 31, 2007 and 2006, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 52.0% of Publishing’s gross sales for the quarterly period ended May 31, 2007 and 52.1% for the quarterly period ended May 31, 2006.
     The decrease in transportation revenues for the three months ended May 31, 2007 proportionate to the decrease in sales for the period.
Expenses

	For Three Months Ended May 31,
			$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Cost of sales	2,706,500	$2,879,400	$(172,900)	(6.0%)
Operating & selling	1,835,900	1,841,700	(5,800)	(0.3%)
Sales commissions	1,730,600	1,873,200	(142,600)	(7.6%)
General & administrative	408,800	425,000	(16,200)	(3.8%)
Interest	—	2,700	(2,700)	(100%)

Total	$6,681,800	$7,022,000	$(340,200)	(4.8%)

     Cost of sales decreased 6.0% for the three months ended May 31, 2007, consistent with the decrease in sales for the quarter. Cost of sales as a percentage of gross sales was 26.7% for the three months ended May 31, 2007 and for the three months ended May 31, 2006 was 26.8%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $293,100 in the quarter ended May 31, 2007 and $290,700 in the quarter ended May 31, 2006. Readers should be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.
     In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses decreased because of a $4,400 decrease in the estimated costs of the travel contests held by the UBAH

Division and a decrease in sales incentives offered by the UBAH Division totaling $7,400. These increases were offset by a $9,100 increase in postage and freight. Advertising costs in the Publishing Division decreased $42,400 as we did not participate in cooperative advertising programs with the major book chains that we participated in last year. This decrease was partially offset by an increase in postage and freight of $32,600 due to higher fuel costs and free shipping specials offered during the quarter. Operating and selling expenses as a percentage of gross sales were 18.1% for the quarter ended May 31, 2007 and 17.1% for the quarter ended May 31, 2006.
     Sales commissions in the Publishing Division increased 25.3% to $35,000 for the three months ended May 31, 2007. Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the three months ended May 31, 2007 and 1.4% of net sales for the three months ended May 31, 2006. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.
     Sales commissions in the UBAH Division decreased 8.1% to $1,695,600 for the three months ended May 31, 2007, the direct result of decreased sales from home shows and school and library sales in this division. UBAH Division sales commissions are paid on retail sales and were 32.6% of retail sales for the three months ended May 31, 2007 and 34.6% of retail sales for the three months ended May 31, 2006. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commission rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.
     Our effective tax rate was 36.2% and 36.1% for the quarterly periods ended May 31, 2007 and 2006, respectively. These rates are higher than the federal statutory rate due to state income taxes.
Liquidity and Capital Resources
     Our primary source of cash is operating cash flow. Our primary uses of cash are to purchase property and equipment and pay dividends. We utilize our bank credit facility to meet our short-term cash needs when necessary.
     Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to 2,500,000 shares as market conditions warrant. Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity. We did not repurchase any shares during the quarter ended May 31, 2007.
     We have a history of profitability and positive cash flow. We can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends
     Our primary source of liquidity is cash generated from operations. During the first three months of fiscal year 2008 we experienced a positive cash flow from operating activities of $436,400. Cash flow from operating activities was increased primarily by a decline in inventory of $865,000 and an increase in income taxes payable of $198,900. Offsetting this was a decrease in accounts payable and accrued expenses of $1,163,300. Fluctuations in inventory involve the timing of shipments received from our principal supplier. We believe that the inventory levels are at an adequate level to meet sales requirements and do not foresee increasing inventory significantly during fiscal year 2008. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments.
     We believe that in fiscal year 2008 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet its liquidity requirements for the foreseeable future.
     Cash used in investing activities during the quarter ended May 31, 2007 was $101,600 to replace our office and warehouse building roof and purchase PC equipment. We estimate that total cash used in investing activities for fiscal year 2008 will be less than $250,000. This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.
     Cash used in financing activities was $757,400, comprised of $68,600 received from the sale of treasury stock and payment of $826,000 in cash dividends.

     As of May 31, 2007 we did not have any commitments in excess of one year.
Bank Credit Agreement
     Effective June 30, 2007 we signed an Ninth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2008. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.25% at May 31, 2007) and borrowings are collateralized by substantially all of our assets. At May 31, 2007 we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2007. No borrowings were outstanding under the agreement during the first quarter ended May 31, 2007.
     This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2008 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.
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
Revenue Recognition
     Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 72% of net revenues for the quarter ended May 31, 2007 and 74% for the quarter ended May 31, 2006. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.
     Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $84,000 as of May 31, 2007 and $78,000 as of February 28, 2007.
Allowance for Doubtful Accounts
     We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $72,500 and $81,000 as of May 31, 2007 and February 28, 2007, respectively.

Inventory
     Management continually estimates and calculates the amount of non-current inventory. Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $808,000 at both May 31, 2007 and February 28, 2007.
     Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at May 31, 2007 and February 28, 2007. Management has estimated a valuation allowance for both current and noncurrent inventory of $360,000 and $382,200 as of May 31, 2007 and February 28, 2007, respectively.
Stock- Based Compensation
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
     During the fiscal quarter covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1A RISK FACTORS
     No material changes occurred in the risk factors discussed in our Fiscal Year 2007 Form 10-K.
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table shows repurchases of our Common Stock during the first quarter ended May 31, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value)
			as Part of	of Shares (or
			Publicly	Units) that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares (or	Price Paid per	Plans	Under the
Period	Units) Purchased (1)	Share (or Unit)	or Programs (2)	Plans or Programs
March 1, 2007 – March 31, 2007	—	—	—	146,939
April 1, 2007 – April 30, 2007	—	—	—	146,939
May 1, 2007 – May 31, 2007	—	—	—	146,939

Total	—	—	—

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)	In April 2004 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan. Pursuant to the plan, we may purchase a total of 2,500,000 shares of our common stock until 2,500,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.
Item 5 OTHER INFORMATION
None.

Item 6 EXHIBITS

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date: July 23, 2007	By	/s/ Randall W. White

Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.