Form 10-Q
period 2007-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2008-01-14
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐          No  ☒

As of January 8, 2008 there were 3,705,935 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2007	February 28, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,700,400	$1,254,300
Accounts receivable, less allowance for doubtful accounts and sales returns $167,400 (November 30) and $158,900 (February 28)	3,409,700	2,849,300
Inventories—Net	11,857,100	12,388,000
Prepaid expenses and other assets	64,100	95,400
Income taxes receivable	—	3,400
Deferred income taxes	129,000	117,500
Total current assets	19,160,300	16,707,900

INVENTORIES—Net	567,000	459,100

PROPERTY, PLANT AND EQUIPMENT—Net	2,383,700	2,385,300

DEFERRED INCOME TAXES	152,000	149,600

TOTAL	$22,263,000	$19,701,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,300,000	$3,308,300
Accrued salaries and commissions	853,200	560,900
Income taxes payable	248,700	—
Other current liabilities	257,500	171,400
Total current liabilities	5,659,400	4,040,600

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 5,791,840 shares; Outstanding 3,744,903 (Nov 30) and 3,757,323 (February 28) shares	1,158,400	1,158,400
Capital in excess of par value	7,649,100	7,649,100
Retained earnings	18,723,600	17,707,700
	27,531,100	26,515,200
Less treasury stock, at cost	(10,927,500)	(10,853,900)
	16,603,600	15,661,300

TOTAL	$22,263,000	$19,701,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

GROSS SALES	$12,660,700	$12,729,200	$31,564,800	$32,532,600
Less discounts and allowances	(3,344,200)	(3,527,500)	(9,163,300)	(9,540,300)
Transportation revenue	587,000	618,800	1,326,900	1,419,600
NET REVENUES	9,903,500	9,820,500	23,728,400	24,411,900
COST OF SALES	3,388,900	3,421,600	8,397,400	8,817,500
Gross margin	6,514,600	6,398,900	15,331,000	15,594,400

OPERATING EXPENSES:
Operating and selling	2,178,200	2,152,900	5,607,300	5,634,400
Sales commissions	2,517,400	2,534,100	5,565,200	5,811,000
General and administrative	434,300	420,600	1,251,600	1,330,300
Interest	—	—	—	7,600
	5,129,900	5,107,600	12,424,100	12,783,300

OTHER INCOME	21,800	12,700	44,200	284,300

EARNINGS BEFORE INCOME TAXES	1,406,500	1,304,000	2,951,100	3,095,400

INCOME TAXES	529,700	505,800	1,109,200	1,176,600

NET EARNINGS	$876,800	$798,200	$1,841,900	$1,918,800

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.23	$0.21	$0.49	$0.51
Diluted	$0.23	$0.21	$0.48	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,755,704	3,758,422	3,760,554	3,756,975
Diluted	3,845,694	3,872,277	3,867,223	3,876,375

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD ENDED NOVEMBER 30, 2007

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2007	5,791,840	$1,158,400	$7,649,100	$17,707,700	2,034,517	$(10,853,900)	$15,661,300
Purchases of treasury stock	—	—	—	—	21,232	(142,200)	(142,200)
Sales of treasury stock	—	—	—	—	(8,812)	68,600	68,600
Dividends declared ($.22 per share)	—	—	—	(826,000)	—	—	(826,000)
Net earnings	—	—	—	1,841,900	—	—	1,841,900
BALANCE-November 30,2007	5,791,840	$1,158,400	$7,649,100	$18,723,600	2,046,937	$(10,927,500)	$16,603,600

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:	$3,451,100	$4,175,500

CASH FLOWS FROM INVESTING ACTIVITIES— Purchases of property and equipment	(105,400)	(34,900)

Net cash used in investing activities	(105,400)	(34,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	—	3,295,000
Payments on revolving credit agreement	—	(3,971,000)
Cash received from exercise of stock options	—	12,500
Tax benefit of stock options exercised		9,100
Cash received from sale of treasury stock	68,600	65,200
Cash paid to acquire treasury stock	(142,200)	(112,400)
Dividends paid	(826,000)	(751,200)

Net cash used in financing activities	(899,600)	(1,452,800)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,446,100	2,687,800

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,254,300	321,500

CASH AND CASH EQUIVALENTS—END OF PERIOD	$3,700,400	$3,009,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$11,400
Cash paid for income taxes	$871,500	$1,177,400

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three and nine months ended November 30, 2007 and 2006, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2007 and 2006, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2007.

Note 2 - Effective June 30, 2007 we signed a Ninth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2008.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at November 30, 2007) and borrowings are collateralized by substantially all the assets of the Company.  At November 30, 2007 the Company had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at November 30, 2007.  No borrowings were outstanding under the agreement during the quarter ended November 30, 2007.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2008 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.

Note 3 - Inventories consist of the following:

	2007
	November 30,	February 28,
Current:
Book inventory	$11,882,100	$12,421,400
Inventory valuation allowance	(25,000)	(33,400)

Inventories net–current	$11,857,100	$12,388,000

Noncurrent:
Book inventory	$922,000	$808,000
Inventory valuation allowance	(355,000)	(348,900)

Inventories net–noncurrent	$567,000	$459,100

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $3.2 million and $3.5 million for the three months ended November 30, 2007 and 2006, respectively.  Total inventory purchases from all suppliers were approximately $3.8 million and $4.3 million for the three months ended November 30, 2007 and 2006, respectively.

For the nine months ended November 30, 2007 and 2006, respectively, purchases from this company were approximately $7.1 million and $7.6 million.  Total inventory purchases from all suppliers were approximately $9.6 million and $9.4 million for the same respective periods.

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

Earnings Per Share:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Net earnings applicable to common shareholders	$876,800	$798,200	$1,841,900	$1,918,800

Shares:

Weighted average shares outstanding - basic	3,755,704	3,758,422	3,760,554	3,756,975
Assumed exercise of options	89,990	113,855	106,669	119,400

Weighted average shares outstanding - diluted	3,845,694	3,872,277	3,867,223	3,876,375

Basic Earnings Per Share	$0.23	$0.21	$0.49	$0.51
Diluted Earnings Per Share	$0.23	$0.21	$0.48	$0.49

In April 2004, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the third quarter of fiscal year 2008, we repurchased 12,421 shares of common stock.  The maximum number of shares that may be repurchased in the future is 134,018.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $836,300 and $755,400 for the three months ended November 30, 2007 and 2006, respectively.

For the nine months ended November 30, 2007 and 2006, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,953,500 and $1,819,400.

Note 7 – We have two reportable segments:  Publishing and Usborne Books at Home (“UBAH”).  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.  The UBAH Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows, book fairs and the Internet.

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

Information by industry segment for the three and nine months ended November 30, 2007 and 2006 follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Publishing	$2,216,800	1,998,600	$6,382,900	6,167,300
UBAH	$7,686,700	7,821,900	$17,351,500	18,244,600
Other	$—	$—	$—	$—
Total	$9,903,500	$9,820,500	$23,734,400	$24,411,900

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Publishing	$698,200	698,800	$1,982,800	1,942,600
UBAH	$1,680,700	1,583,500	$3,753,400	3,788,500
Other	$(972,400)	(978,300)	$(2,785,100)	(2,635,700)
Total	$1,406,500	$1,304,000	$2,951,100	$3,095,400

Note 8 – The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(revised 2007) “Business Combinations.”  The statement requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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

The following table shows consolidated statement of income data as a percentage of total revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.2%	34.8%	35.4%	36.1%
Gross margin	65.8%	65.2%	64.6%	63.9%
Operating expenses:
Operating & selling	22.0%	21.9%	23.6%	23.1%
Sales commissions	25.4%	25.8%	23.4%	23.8%
General & administrative	4.4%	4.3%	5.3%	5.4%
Interest	0.0%	0.0%	0.0%	0.1%
Total operating expenses	51.8%	52.0%	52.3%	52.4%
Income from operations	14.0%	13.2%	12.3%	11.5%
Other income	0.2%	0.1%	0.2%	1.2%
Earnings before income taxes	14.2%	13.3%	12.5%	12.7%
Income taxes	5.3%	5.2%	4.7%	4.8%
Net earnings	8.9%	8.1%	7.8%	7.9%

Operating Results for the Three Months Ended November 30, 2007

We earned income before income taxes of $1,406,100 for the three months ended November 30, 2007 compared with $1,304,000 for the three months ended November 30, 2006.

Revenues

	For the Three Months Ended November 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Gross sales	$12,660,700	$12,729,200	$(68,500)	-0.5%
Less discounts & allowances	(3,344,200)	(3,527,500)	183,300	-5.2%
Transportation revenue	587,000	618,800	(31,800)	-5.1%
Net revenues	$9,903,500	$9,820,500	$83,000	0.8%

The UBAH Division’s gross sales decreased 5.8% or $506,600 during the three month period ending November 30, 2007 when compared with the same quarterly period a year ago.  This decrease consists of a 9% decrease in home party sales and a 17% decrease in direct sales, offset by a 31% increase in Internet sales and a 5% increase in school and library sales.  The decline in home party sales is attributed primarily to an 8% decline in the total number of home shows held and a 1% decrease in average per order sales.  The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders.

The Publishing Division’s gross sales increased 11.0% or $437,900 during the three month period ending November 30, 2007 when compared with the same quarterly period a year ago.  We attribute this to a 21.9% increase in sales to other accounts, offset by a 45.0% decrease in sales to the smaller book stores and a 5.6% decrease in sales to the national chains.

The UBAH Division’s discounts and allowances were $1,028,300 and $1,431,300 for the quarterly periods ended November 30, 2007 and 2006, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 12.6% of UBAH’s gross sales for the quarterly period ended November 30, 2007 and 16.6% for the quarterly period ended November 30, 2006.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,315,900 and $2,096,100 for the quarterly periods ended November 30, 2007 and 2006, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.2% of Publishing’s gross sales for the quarterly period ended November 30, 2007 and 51.3% for the quarterly period ended November 30, 2006.

The decrease in transportation revenues for the three months ended November 30, 2007 was due in part to the decrease in sales for the period.

Expenses

	For Three Months Ended November 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Cost of sales	$3,388,900	$3,421,600	$(32,700)	-1.0%
Operating & selling	2,178,100	2,152,900	25,200	1.2%
Sales commissions	2,517,500	2,534,100	(16,600)	-0.7%
General & administrative	434,400	420,600	13,800	3.3%
Interest	0	0	—	0.0%
Total	$8,518,900	$8,529,200	$(10,300)	-0.1%

Cost of sales decreased 1.0% for the three months ended November 30, 2007 when compared with the three months ended November 30, 2006.  Cost of sales as a percentage of gross sales was 26.8% for the three months ended November 30, 2007 and for the three months ended November 30, 2006 was 26.9%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $294,800 in the quarter ended November 30, 2007 and $320,500 in the quarter ended November 30, 2006.  Readers should be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.2% for the quarter ended November 30, 2007 and 16.9% for the quarter ended November 30, 2006.

Sales commissions in the Publishing Division increased 30.1% to $34,400 for the three months ended November 30, 2007.  Publishing Division sales commissions are paid on net sales and were 1.6% of net sales for the three months ended November 30, 2007 and 1.3% of net sales for the three months ended November 30, 2006.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 1.0% to $2,483,000 for the three months ended November 30, 2007 as a result of decreased sales from home shows and direct sales, offset by increased internet sales.  UBAH Division sales commissions are paid on retail sales and were 37.7% of retail sales for the three months ended November 30, 2007 and 38.1% of retail sales for the three months ended November 30, 2006.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% and 38.8% for the quarterly periods ended November 30, 2007 and 2006, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Nine Months Ended November 30, 2007

We earned income before income taxes of $2,951,100 for the nine months ended November 30, 2007 compared with $3,095,400 for the nine months ended November 30, 2006.

Revenues

	For the Nine Months Ended November 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Gross sales	$31,564,800	$32,532,600	$(967,800)	-3.0%
Less discounts & allowances	(9,163,300)	(9,540,300)	377,000	-4.0%
Transportation revenue	1,326,900	1,419,600	(92,700)	-6.5%
Net revenues	$23,728,400	$24,411,900	$(683,500)	-2.8%

The UBAH Division’s gross sales decreased 3.0% or $961,800 during the nine month period ending November 30, 2007 when compared with the same nine month period a year ago.  This decrease consists of a 10% decrease in home party sales, a 10% decrease in direct sales and a 3% decrease in school and library sales, offset by a 29% increase in Internet sales.  The decline in home party sales is attributed primarily to a 6% decline in the total number of home shows held and a 4% decrease in average per order sales.  The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders.

The Publishing Division’s gross sales increased 3.4% during the nine month period ending November 30, 2007 when compared with the same nine month period a year ago.  We attribute this to a 21.5% increase in sales to the smaller books stores, offset by a 12.3% decrease in sales to the national chains and a 10.4% increase in sales to other accounts.

The UBAH Division’s discounts and allowances were $2,358,200 and $2,960,900 for the nine month periods ended November 30, 2007 and 2006, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 12.8% of UBAH’s gross sales for the nine month period ended November 30, 2007 and 14.9% for the nine month period ended November 30, 2006.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $6,805,100 and $6,579,300 for the nine month periods ended November 30, 2007 and 2006, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for both nine month periods ended November 30, 2007 and 2006.

The decrease in transportation revenues for the nine months ended November 30, 2007 was primarily a result of the decrease in sales for the period.

Expenses

	For Nine Months Ended November 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)
Cost of sales	$8,397,400	$8,817,500	$(420,100)	-4.8%
Operating & selling	5,607,300	5,634,400	(27,100)	-0.5%
Sales commissions	5,565,200	5,811,000	(245,800)	-4.2%
General & administrative	1,251,600	1,330,300	(78,700)	-5.9%
Interest	—	7,600	(7,600)	-100.0%
Total	$20,821,500	$21,600,800	$(779,300)	-3.6%

Cost of sales decreased 4.8% for the nine months ended November 30, 2007 when compared with the nine months ended November 30, 2006, due in part to the decrease in sales for the period.  Cost of sales as a percentage of gross sales was 26.6% for the nine months ended November 30, 2007 and for the nine months ended November 30, 2006 was 27.1%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $838,600 in the nine months ended November 30, 2007 and $833,500 in the nine months ended November 30, 2006.  Readers should be cautious when comparing our gross margins with the gross margins of other companies, since some companies include the costs of their distribution networks in cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.8% for the nine months ended November 30, 2007 and 17.3% for the nine months ended November 30, 2006.

Sales commissions in the Publishing Division increased 29.4% to $110,300 for the nine months ended November 30, 2007.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the nine months ended November 30, 2007 and 1.4% of net sales for the nine months ended November 30, 2006.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 4.2% to $5,454,900 for the nine months ended November 30, 2007, the direct result of decreased sales from home shows and school and library sales in this division.  UBAH Division sales commissions are paid on retail sales and were 36.3% of retail sales for the nine months ended November 30, 2007 and 36.9% of retail sales for the nine months ended November 30, 2006.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.6% and 38.0% for the nine month periods ended November 30, 2007 and 2006, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is operating cash flow.  Our primary uses of cash are to purchase property and equipment and pay dividends.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to 2,500,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 12,421 shares at a cost of $76,400 during the quarter ended November 30, 2007.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends

Our primary source of liquidity is cash generated from operations.  During the third three month period of fiscal year 2008, we experienced a positive cash flow from operating activities of $2,346,000.  Cash flow from operating activities was increased primarily by net income after taxes of $876,800, an increase in accounts payable and accrued expenses of $1,917,400, and a decrease in inventory of $36,900.  Offsetting these were increases in accounts receivable of $541,400 and a decrease in income taxes payable of $268,900.  Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments.  They tend to be highest in the third quarter when holiday season shipments have arrived and prior to payments being made.

We believe that in fiscal year 2008 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We estimate that total cash used in investing activities for fiscal year 2008 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $76,400 from the purchase of treasury stock.

As of November 30, 2007 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2007 we signed a Ninth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2008.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (7.50% at November 30, 2007) and borrowings are collateralized by substantially all of our assets. At November 30, 2007 we had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at November 30, 2007.  No borrowings were outstanding under the agreement during the quarter ended November 30, 2007.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped.  These sales accounted for 76.3% of net revenues for the quarter ended November 30, 2007 and 78.4% for the quarter ended November 30, 2006.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item.  Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $84,000 as of November 30, 2007 and $78,000 as of February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $83,400 and $81,000 as of November 30, 2007 and February 28, 2007, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $697,000 at November 30, 2007 and $808,000 at February 28, 2007.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This reserve is based on management’s identification of slow moving inventory on hand at November 30, 2007 and February 28, 2007.  Management has estimated a valuation allowance for both current and noncurrent inventory of $380,000 and $382,300 as of November 30, 2007 and February 28, 2007, respectively.

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

Item 4                          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2007. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicily Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
September 1, 2007 –
September 30, 2007	—	—	—	146,439

October 1, 2007 –
October 31, 2007	—	—	—	146,439

November 1, 2007 –
November 30, 2007	12,421	6.10	12,421	134,018

Total	12,421	6.10	12,421

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)

In April 2004 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan. Pursuant to the plan, we may purchase a total of 134,018 additional shares of our common stock until 2,500,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	January 14, 2008	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.