Form 10-K
period 2008-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2008-05-28
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.20 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2007, on the Nasdaq National Market was $24,427,200.

As of May 19, 2008, 3,816,235 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2008 relating to our Annual Meeting of Shareholders to be held on July 29, 2008 are incorporated by reference into Part III of this Report on Form 10-K.

Part 1

FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking.  You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  These forward-looking statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors.  Actual events and results may be materially different from anticipated results described in such statements.

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

Item 1.           BUSINESS

(a)  General Development of Business

Educational Development Corporation (“EDC”) is the exclusive United States trade publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).  We were incorporated on August 23, 1965. Our fiscal years end on February 28(29).

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

(b)  Financial Information about Industry Segments

While selling children’s books is our only line of business, we sell them through two divisions:

•                  Home Business Division (“Usborne Books at Home” or “UBAH”) - This division distributes books nationwide through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales.  The UBAH Consultants also distribute these titles to school and public libraries.

•                  Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2008	2007	2006
Publishing	27%	26%	26%
UBAH	73%	74%	74%
Total revenues	100%	100%	100%

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

UBAH markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 7,900 consultants in 50 states at February 29, 2008.

Publishing markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets, as well as through in-house marketing by telephone to the trade.  This division markets to approximately 5,100 book, toy and specialty stores.  Significant orders totaling 32% of the Publishing Division’s sales have been received from major book chains.  During fiscal year 2008, the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

Seasonality

Sales for both divisions are greatest during the Fall due to the holiday season.

Competition

We face competition on two fronts for our UBAH Division from several other larger direct selling companies - for sales and consultants.  Our school and library market faces strong competition from Scholastic Books for the book fair market.

Publishing faces strong competition from large U.S. and international companies.  Industry sales of juvenile paperbacks approached $1.4 billion annually for calendar year 2007.  Historically, this division’s sales are approximately 1.0% of industry sales.  Competitive factors include product quality, price and deliverability.  Management believes its product line will enable this division to compete well in its market area.

Employees

As of April 1, 2008, 76 full-time and 3 part-time employees worked at our Tulsa facility, about half of those are in the assembly facility or distribution warehouse.  We believe our relations with our employees are good.

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

Our growth is dependent upon attracting and retaining independent sales consultants

Our continued growth and success in UBAH is dependent on our ability to attract and retain sales consultants, their ability to operate their businesses successfully and to recruit other sales consultants. To attract and retain new sales consultants, we provide operational manuals and sales materials, participate in regional and national training seminars, offer low-cost start-up opportunities, provide a variety of sales incentives and pay competitive sales commissions and bonuses.  These sales consultants are independent business owners and we have no control over the time and effort each individual consultant chooses to spend on their business.

Our business faces a great deal of competitive pressure

The retail business is highly competitive.  We compete for sales consultants with many other direct selling companies, most of whom offer products different from our products.  Most of these competitors have a greater market presence and larger financial resources.  Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of UBAH.

The Publishing Division operates in a highly competitive market.  The Publishing Division is in direct competition with other booksellers, the majority of which have larger financial resources than we have.  The book industry is a $25 billion market.  Sales in the juvenile paperback market, our primary market, were approximately $1.4 billion for calendar year 2007.  Our market share in the juvenile paperback market was less than 1.0% in fiscal year 2008.  Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of our Publishing Division.

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

Our common stock is thinly traded

Our common stock is traded on the NASDAQ market under the symbol EDUC.  There were 3,706,745 shares outstanding at February 29, 2008.  The average shares traded daily for the fiscal years ended February 29, 2008, February 28, 2007, and February 28, 2006 were 3,790 shares, 3,021 shares, and 3,371 shares, respectively.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of fiscal year 2008 covered by this report to a vote of our security holders.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ National Market (symbol—EDUC).  The high and low closing quarterly common stock quotations for fiscal years 2008 and 2007, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2008		2007
Period	High	Low	High	Low
1st Qtr	8.58	7.18	8.85	6.86
2nd Qtr	8.44	5.85	7.90	6.10
3rd Qtr	7.28	5.30	7.88	6.24
4th Qtr	6.59	5.19	7.88	6.50

The number of shareholders of record of EDC’s common stock at May 9, 2008 was 743.

We paid a $0.22 per share annual dividend during fiscal year 2008 and a $0.20 per share annual dividend during fiscal year 2007.  We paid a $0.30 per share annual dividend and a $0.10 per share special dividend (total $0.40 per share) on May 19, 2008 to shareholders of record as of May 9, 2008.

The following table shows repurchases of our Common Stock which we made during the fourth quarter of fiscal year 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2007	51,648	$5.71	51,648	82,370
January 1 - 31, 2008	0	$0.00	0	82,370
February 1 - 29, 2008	5,859	$5.42	5,859	79,000
Total	57,507	$5.68	57,507	76,511

(1)  In April 2004 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998.  This plan has no expiration date.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended February 29, 2008 should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this Report.

YEARS ENDED FEBRUARY 28 (29)

	2008	2007	2006	2005	2004
Net Revenues	$30,520,700	$31,403,500	$31,788,900	$31,650,800	$31,127,300

Earnings from Operations	$2,324,400	$2,407,100	$2,398,400	$2,406,100	$2,373,500
Earnings from Operations Per Common Share
Basic	$0.62	$0.64	$0.64	$0.62	$0.60
Diluted	$0.60	$0.62	$0.62	$0.59	$0.55

Total Assets	$20,055,000	$19,701,900	$18,397,900	$17,980,500	$19,112,700

Cash Dividends Paid Per Common Share	$0.22	$0.20	$0.15	$0.12	$0.10

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MD&A contains statements that are forward-looking and include numerous risks which you should carefully consider.  Additional risks and uncertainties may also materially and adversely affect our business.   You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  Our fiscal years end on February 28 (29).

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

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  Sales in the book industry were approximately $25 billion for calendar year 2007.  Sales in the trade industry, defined as wholesale sales to retailers, were approximately $8.5 billion for calendar year 2007.  Sales in the juvenile paperback market, our primary market segment, were approximately $1.4 billion for calendar year 2007.  Our market share in the juvenile paperback market has remained between 0.9% and 1.0% during the last three years.

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

	Publishing Division Sales by Market Type
	FY 2008	FY 2007	FY 2006
National chain stores	32%	39%	42%
All other	68%	61%	58%
Total net sales	100%	100%	100%

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

The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market.  During fiscal year 2008 the telesales group opened 364 new accounts.  Our semi-annual, full-color, 130-page catalogs, are mailed to over 5,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.  The larger rack has adjustable shelves that can hold approximately 250 titles.  The second rack is four-sided with three levels that will hold between 50 and 60 of our Kid Kits.

	Net Revenues for Publishing Division
	FY 2008	FY 2007	FY 2006
Net Revenues	$8,144,100	$8,121,100	$8,403,700

Publishing Division’s net revenues increased $23,000 in fiscal year 2008 from fiscal year 2007, or 0.3%.  Net revenues were up 3% for inside sales and 7% for smaller retail sales, offset by a decrease of 7% for national chain stores.  Sales for fiscal year 2007 were 3.3% lower than 2006.

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

Consultants During Year

	FY 2008	FY 2007	FY 2006
New Sales Representatives	5,500	7,200	5,300
Active Sales Representatives End of Fiscal Year	7,900	9,800	8,100

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

Percent of Net Revenues by UBAH Marketing Program

	FY 2008	FY 2007	FY 2006
Home Shows	39%	42%	46%
Direct Sales	3%	3%	3%
School & Library, including Book Fair	36%	36%	36%
Internet	11%	8%	5%
Transportation Revenue	11%	11%	10%
Totals	100%	100%	100%

Number of Orders by UBAH Marketing Program

	FY 2008	FY 2007	FY 2006
Home Shows	33,900	36,200	37,000
Direct Sales	6,500	7,700	9,000
School & Library	11,700	12,000	12,100
Internet	47,800	40,900	27,400
	99,900	96,800	85,500

Net revenues from home shows declined 9% or $668,800 during fiscal year 2008.  This was a combination of per order averages which were down 3.0% and a lower number of orders placed during fiscal year 2008.  Homes shows were the original marketing program when UBAH began in 1989 and continue to generate the greatest percentage of revenue for UBAH.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues from direct sales declined 13% or $58,700 during fiscal year 2008.  This resulted from a 15% decrease in the number of orders placed during the year, offset by a 2% increase in the per order average.  Direct sales are sales without a hostess being involved.  This program makes it possible for consultants to work directly out of their homes by selling to friends, neighbors and other customers.  It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show.  The UBAH Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, including book fairs, decreased 1% or $81,900 during fiscal year 2008.  The number of orders placed during the year was down 2% while the per order average increased 2%.  Scholastic continues to dominate the book fair market.  Our book fair program is comparable to Scholastic’s program.  Many schools hold joint book fairs with UBAH and our competitors and we do well at these events.  In many cases, UBAH book fairs have been the only participant.  We look forward to future growth in this market area as our book fair program gains wider acceptance.

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

As shown in the tables above, internet sales continue to show significant growth for UBAH, increasing 28% or $381,900 during fiscal year 2008.  This is the result of more consultants utilizing in-house-developed and hosted web sites in their businesses for a nominal monthly fee.  Consultants can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.  Web-only specials are changed frequently and have proved successful, contributing to the growth in this market.

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

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We can continue to grow with minimal additional capital requirements.  Our primary source of cash is generated from operations.  Our primary uses of cash are to pay dividends, acquire treasury stock, purchase property and equipment, and repay borrowings on our line of credit.  We utilize our bank credit facility to meet our short-term cash requirements, when needed.

We expect our ongoing cash flow to continue to exceed cash required to operate the business.  Consequently, we expect short-term borrowings to remain at a minimum during the current fiscal year.

During fiscal year 2008 we experienced a positive cash flow from operations of $2,511,500.  Cash flow from operations was increased by a decrease in inventories of $569,400 and an increase in income taxes payable of $56,200, offset by a decrease in accounts payable and accrued expenses of $828,900.

Cash used in investing activities was $136,900 for capital expenditures related to replacing the building and warehouse roof, new warehouse equipment, computers and various warehouse improvements. We estimate that cash used in investing activities for fiscal year 2009 will be less than $500,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $1,188,600 which was primarily due to dividend payments of $826,000 and $504,900 paid to acquire treasury stock.  These were offset by cash received from financing activities of $82,300 from the sale of treasury stock and $60,000 from the exercise of stock options.  In September 2002, the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2008, 2007 and 2006 we paid 36%, 31% and 31%, respectively, of net earnings as a cash dividend.  We anticipate that in future years we will continue paying cash dividends of 25% - 35% of net earnings.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2008	FY 2007	FY 2006
Net revenues	100.0%	100.0%	100.0%
Cost of sales	35.2%	35.9%	36.6%
Gross margin	64.8%	64.1%	63.4%
Operating expenses:
Operating & selling	24.3%	23.6%	22.3%
Sales commissions	23.4%	23.6%	23.7%
General & administrative	5.4%	5.8%	5.4%
Interest	0.0%	0.0%	0.3%
Total operating expenses	53.1%	53.0%	51.7%
Income from Operations	11.7%	11.1%	11.7%
Other income	0.5%	1.2%	0.3%
Earnings before income taxes	12.2%	12.3%	12.0%
Income taxes	4.6%	4.7%	4.5%
Net earnings	7.6%	7.6%	7.5%

Fiscal Year 2008 Compared with Fiscal Year 2007

The following presents an overview of our results of operations for the years ended February 29, 2008 and February 28, 2007.  We had earnings before income taxes of $3,732,100 for fiscal year 2008 compared with $3,878,100 for fiscal year 2007.

Revenues

			$ Increase/
	FY 2008	FY 2007	(decrease)
Gross sales	$40,600,300	$41,920,700	$(1,320,400)
Less discounts & allowances	(11,806,700)	(12,358,800)	552,100
Transportation revenue	1,727,100	1,841,600	(114,500)
Net revenues	$30,520,700	$31,403,500	$(882,800)

The UBAH Division’s gross sales decreased 9.4% or $1,379,700 during FY 2008 when compared with FY 2007.  This decrease is attributable to lower sales in the home party, direct sale market, and school and library/book fair market, offset by increased sales in the internet markets.  Average sales per order for this division were down 6.5%, while the overall number of orders was up 2.4% primarily due to additional internet sales orders.  The Publishing Division’s gross sales increased 0.4% or $59,300 during FY 2008 when compared with FY 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $8.7 million in both fiscal years 2008 and 2007.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales in both fiscal year 2008 and 2007.

The UBAH Division’s discounts and allowances were $3.1 million in fiscal year 2008 and $3.7 million in fiscal year 2007.  Most sales in the UBAH Division are at retail.  As a part of the UBAH

Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 13.0% of UBAH’s gross sales in fiscal year 2008 and 14.6% in fiscal year 2007.

Transportation revenues decreased $114,500 in fiscal year 2008 consistent with the decrease in sales during the year.

Expenses

	FY 2008	FY 2007	$ Increase/ (decrease)
Cost of sales	$10,750,200	$11,274,600	$(524,400)
Operating & selling	7,424,500	7,509,400	(84,900)
Sales commissions	7,137,600	7,397,800	(260,200)
General & administrative	1,653,100	1,722,900	(69,800)
Interest	—	7,600	(7,600)

Total	$26,965,400	$27,912,300	$(946,900)

Cost of sales decreased approximately 4.7% in fiscal year 2008 when compared with fiscal year 2007.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 85% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.  The mix of products sold has not materially changed in recent years.

We expect the percentage change in year-to-year gross sales and the percentage change in year-to-year cost of sales to be proportional.  The 4.7% decrease in cost of sales for fiscal year 2008 over fiscal year 2007 is relatively consistent with the percent decrease in gross sales of approximately 3.1% for the same periods.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,132,000 in FY2008 and $1,200,800 in FY2007.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.3% and 17.9% for fiscal year 2008 and fiscal year 2007, respectively.

Sales commissions in the Publishing Division increased $25,900 for the fiscal year ended 2008.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales in fiscal year 2008 and 1.4% of net sales in fiscal year 2007.

Sales commissions in the UBAH Division decreased $287,000.  UBAH Division sales commissions are paid on retail sales and were 36.3% for fiscal year 2008 and 31.3% for fiscal year 2007.

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

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses as a percentage of gross sales were 4.1% for both fiscal years 2008 and 2007.

The tax provision for fiscal year 2008 was $1,407,700.  The effective rate for fiscal year 2008 was 37.7% and for fiscal year 2007 was 37.9%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

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

The UBAH Division’s gross sales decreased a slight 0.2% or $43,300 during FY 2007 when compared with FY 2006.  We attribute this decrease to lower sales in the home party, direct sale market, and school and library/book fair market, offset by increased sales in the internet markets.  Average sales per order for this division were down 8.9%, while the overall number of orders was up 13.3% primarily due to additional internet sales orders.  The Publishing Division’s gross sales decreased 3.5% or $603,700 during FY 2007 when compared with FY 2006.

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

Transportation revenues increased $252,600 in fiscal year 2007 due to an increase in the transportation rate charged to the UBAH Division.

Expenses

	FY 2007	FY 2006	$ Increase/ (decrease)
Cost of sales	$11,274,600	$11,651,200	$(376,600)
Operating & selling	7,509,400	7,095,000	414,400
Sales commissions	7,397,800	7,526,200	(128,400)
General & administrative	1,722,900	1,712,500	10,400
Interest	7,600	83,100	(75,500)
Total	$27,912,300	$28,068,000	$(155,700)

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

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses increased slightly because of an increase in materials and supplies, outside services and payroll costs, offset by a decrease in legal and audit fees.  General and administrative expenses as a percentage of gross sales were 4.1% for fiscal year 2007 and 4.0% for fiscal year 2006.

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

Contractual Obligations

The table below summarizes the maturity dates of our contractual obligations by period.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More then 5 years

Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	$3,046,700	$3,046,700	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,046,700	$3,046,700	$—	$—	$—

Bank Credit Agreement

Effective June 30, 2007 we signed a Ninth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2008.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (5.25% at February 29, 2008) and borrowings are collateralized by substantially all assets.  At February 29, 2008, we had no borrowings outstanding.  Available credit under the revolving credit agreement was $5,000,000 at February 29, 2008. We also had no borrowings outstanding under the agreement during the fiscal year ended February 29, 2008.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped.  These sales accounted for 73% of net revenues in FY2008, 74% of net revenues in FY2007, and 74% of net revenues in FY2006.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.  Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item.  Estimated allowances for sales returns are recorded as sales are recognized and recorded.

Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $84,000 as of February 29, 2008 and $84,000 as of February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $74,400 as of February 29, 2008 and $75,000 as of February 28, 2007.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $764,000 and $808,000 at February 29, 2008 and February 28, 2007, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $331,200 and $382,300 as of February 29, 2008 and February 28, 2007, respectively.

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

These factors and historical analysis have led Management to determine that 2 ½ years represents a reasonable estimate of the normal operating cycle for our products.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and, with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

Item 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 29, 2008.

Item 9.A                     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 29, 2008. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported in accordance within the time periods specified in Securities and Exchange Commission rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

During the 4th quarter of FY 2008 and subsequently, we made changes to our controls over accounts receivables.  Processes involving detailed entries have been changed to improve controls over data entry.  In addition, detection controls have been established to help identify older accounts receivable entries that may require correction.

Except as described above, during the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 29, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9.B                                                     OTHER INFORMATION

None

PART III

Item 10.                         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2008.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2008.

Item 11.                         EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2008.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2008.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.        PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2008.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.     Financial Statements

2.  Exhibits

3.1       Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10 (File No. 0-4957).

3.2       Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.2       By-Laws as amended are incorporated herein  by reference to Exhibit 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.4       Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.5       Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-4957).

3.6       Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-4957).

4.1       Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957) filed June 29, 1970.

10.1     Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988 is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.2     Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989 is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

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

10.6     Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement on Schedule 14A dated May 23, 2002 (File No. 0-4957).

10.7     Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between we and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.8     Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9     Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10   Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11   Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12   Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13   Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1   Consent of Independent Registered Public Accounting Firm

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

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 28, 2008	By	/s/ Marilyn Welborn
Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 28, 2008	/s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

	May 28, 2008	/s/ John A. Clerico
John A. Clerico, Director

	May 28, 2008	/s/ Dean Cosgrove
G. Dean Cosgrove, Director

	May 28, 2008	/s/ James F. Lewis
James F. Lewis, Director

	May 28, 2008	/s/ Marilyn Welborn
Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Educational Development Corporation

We have audited the balance sheets of Educational Development Corporation as of February 29, 2008 and February 28, 2007, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 29, 2008 February 28, and 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Educational Development Corporation’s internal control over financial reporting as of February 29, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Tullius Taylor Sartain & Sartain LLP

Tulsa, Oklahoma

May 28, 2008

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 29(28)

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,440,300	$1,254,300
Accounts receivable, less allowance for doubtful accounts and sales returns $158,400 (2008) and $158,900 (2007)	2,611,800	2,849,300
Inventories—Net	11,818,700	12,388,000
Prepaid expenses and other assets	112,000	95,400
Income taxes receivable	—	3,400
Deferred income taxes	197,100	207,700
Total current assets	17,179,900	16,798,100

INVENTORIES—Net	459,000	459,100

PROPERTY, PLANT AND EQUIPMENT—Net	2,382,800	2,385,300

DEFERRED INCOME TAXES	43,300	59,400

TOTAL	$20,065,000	$19,701,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,456,900	$3,308,300
Accrued salaries and commissions	559,000	560,900
Income taxes payable	56,200	—
Other current liabilities	195,800	171,400
Total current liabilities	3,267,900	4,040,600

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares;
Issued 5,806,840 (2008) and 5,791,840 (2007) shares;
Outstanding 3,706,745 (2008) and 3,757,323 (2007) shares	1,161,400	1,158,400
Capital in excess of par value	7,706,100	7,649,100
Retained earnings	19,206,100	17,707,700
	28,073,600	26,515,200
Less treasury stock, at cost	(11,276,500)	(10,853,900)
	16,797,100	15,661,300

TOTAL	$20,065,000	$19,701,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 29(28),

	2008	2007	2006

GROSS SALES	$40,600,300	$41,920,682	$42,567,648
Less discounts and allowances	(11,806,700)	(12,358,838)	(12,367,775)
Transportation revenue	1,727,100	1,841,621	1,589,017
NET REVENUES	30,520,700	31,403,465	31,788,890
COST OF SALES	10,750,200	11,274,571	11,651,182
Gross margin	19,770,500	20,128,894	20,137,708

OPERATING EXPENSES:
Operating and selling	7,424,500	7,509,439	7,094,963
Sales commissions	7,137,600	7,397,767	7,526,184
General and administrative	1,653,100	1,722,933	1,712,469
Interest		7,581	83,054
	16,215,200	16,637,720	16,416,670

OTHER INCOME	176,800	386,926	93,362

EARNINGS BEFORE INCOME TAXES	3,732,100	3,878,100	3,814,400

INCOME TAXES	1,407,700	1,471,000	1,416,000

NET EARNINGS	$2,324,400	$2,407,100	$2,398,400

BASIC AND DILUTED EARNINGS
PER SHARE:
Basic	$0.62	$0.64	$0.64
Diluted	$0.60	$0.62	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,748,121	3,755,608	3,747,759
Diluted	3,859,937	3,875,000	3,898,737

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 29(28),

	Common Stock
	(par value $ 0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—February 28, 2005	5,762,340	1,152,500	7,469,500	14,214,100	2,026,827	(10,703,900)	12,132,200

Purchases of treasury stock					7,500	(77,300)	(77,300)
Sales of treasury stock			48,300		(16,410)	86,900	135,200
Exercise of options ($2.1875—$6.00/share)	9,500	1,900	47,500				49,400
Tax benefit—stock options			12,200				12,200
Dividends paid ($0.15/share)				(560,700)			(560,700)
Dividends declared ($0.20/share)				(750,800)			(750,800)
Net earnings				2,398,400			2,398,400

BALANCE—February 28, 2006	5,771,840	1,154,400	7,577,500	15,301,000	2,017,917	(10,694,300)	13,338,600

Purchases of treasury stock					35,616	(260,700)	(260,700)
Sales of treasury stock			10,500		(19,016)	101,100	111,600
Exercise of options ($2.1875—$4.00/share)	20,000	4,000	51,900				55,900
Tax benefit—stock options			9,200				9,200
Cash dividends - net of accrual				(400)			(400)
Net earnings				2,407,100			2,407,100
BALANCE—February 28, 2007	5,791,840	1,158,400	7,649,100	17,707,700	2,034,517	(10,853,900)	15,661,300

Purchases of treasury stock					81,059	(504,900)	(504,900)
Sales of treasury stock					(15,481)	82,300	82,300
Exercise of options($4.00/sh)	15,000	3,000	57,000				60,000
Dividends paid ($0.22/share)				(826,000)			(826,000)
Net earnings				2,324,400			2,324,400
BALANCE—February 28, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29(28)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,324,400	$2,407,100	$2,398,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	139,400	143,500	138,000
Deferred income taxes	26,700	(43,500)	(82,000)
Provision for doubtful accounts and sales returns	1,527,200	1,482,800	1,323,500
Changes in assets and liabilities:
Accounts and income tax receivable	(1,286,300)	(1,635,100)	(1,527,700)
Inventories	569,400	(308,100)	(66,400)
Prepaid expenses and other assets	(16,600)	24,100	(16,200)
Accounts payable, accrued salaries and commissions, and other current liabilities	(828,900)	479,800	(859,600)
Income tax payable	56,200	(71,700)	71,800
Total adjustments	187,100	71,800	(1,018,600)

Net cash provided by operating activities	2,511,500	2,478,900	1,379,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(136,900)	(34,900)	(229,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	—	3,295,000	14,239,000
Payments on revolving credit agreement	—	(3,971,000)	(14,990,900)
Cash received from exercise of stock options	60,000	55,900	49,400
Tax benefit of stock options exercised	—	9,200	12,200
Cash received from sale of treasury stock	82,300	111,600	135,200
Cash paid to acquire treasury stock	(504,900)	(260,700)	(77,300)
Dividends paid	(826,000)	(751,200)	(560,700)

Net cash used in financing activities	(1,188,600)	(1,511,200)	(1,193,100)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,186,000	932,800	(42,500)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,254,300	321,500	364,000

CASH AND CASH EQUIVALENTS—END OF YEAR	$2,440,300	$1,254,300	$321,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$11,400	$85,900
Cash paid for income taxes	$1,321,500	$1,542,400	$1,381,100

SUPPLEMENTAL DISCLOSURE NON CASH INVESTING AND FINANCING ACTIVITIES:
Dividend declared not paid	$—	—	$750,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2008, FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

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

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $9.7 million, $10.6 million, and $11.9 million for the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.  Total inventory purchases for those same periods were approximately $12.3 million, $12.4 million, and $13.1 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks.  We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At times, cash balances may be in excess of the FDIC insurance limit. We believe no significant concentrations of risk exist with respect to our cash.  The majority of payments due from banks for third party credit card transactions process within two business days.  Amounts due are classified as cash and cash equivalents at February 29, 2008 and February 28, 2007.

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

Management periodically reviews accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

Inventories—Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 29, 2008 and February 28, 2007.

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

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for us on March 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

We classify interest and penalties associated with income taxes as a component of income tax expense (benefit) on the statement of earnings.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAH Division’s sales are paid before the product is shipped.  These sales accounted for 73% of net revenues in FY 2008 and 74% of net revenues in both FY 2007 and 2006. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item.  Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $84,000 as of February 29, 2008 and of February 28, 2007.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $127,900 in FY 2008, $148,000 in FY 2007, and $41,400 in FY2006.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,548,700 for FY 2008, $2,420,700 for FY 2007, and $2,278,200 for FY 2006.

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

The following reconciles the diluted earnings per share:

	Year Ended February 29(28),
	2008	2007	2006
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$2,324,400	$2,407,100	$2,398,400

Shares:
Weighted average shares outstanding–basic	3,748,121	3,755,608	3,747,759
Assumed exercise of options	111,816	119,392	150,978

Weighted average shares outstanding–diluted	3,859,937	3,875,600	3,898,737

Diluted Earnings Per Share	$0.60	$0.62	$0.62

There were no stock options for the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

Stock-Based Compensation—Share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Reclassifications—Certain prior year amounts have been reclassified to conform with the FY 2008 presentation.

New accounting pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

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

2.                    INVENTORIES

Inventories consist of the following:

	February 29(28),
	2008	2007
Current:
Book inventory	$11,844,900	$12,421,400
Inventory valuation allowance	(26,200)	(33,400)

Inventories net–current	$11,818,700	$12,388,000

Noncurrent:
Book inventory	$764,000	$808,000
Inventory valuation allowance	(305,000)	(348,900)

Inventories net–noncurrent	$459,000	$459,100

3.                    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29(28),
	2008	2007
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,129,100	1,992,200
Furniture and fixtures	66,900	66,900
	4,570,700	4,433,800
Less accumulated depreciation	(2,187,900)	(2,048,500)
	$2,382,800	$2,385,300

4.                    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 29, 2008 and February 28, 2007 are as follows:

	2008	2007
Current:
Deferred tax assets:
Allowance for doubtful accounts	$28,300	$28,500
Inventory overhead capitalization	90,400	90,200
Allowance for slow moving inventory	10,000	12,700
Allowance for sales returns	31,900	31,900
Accruals	36,500	44,400

Deferred tax assets	197,100	207,700

Deferred tax asset–Net	$197,100	$207,700

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$115,900	$132,600

Deferred tax assets	115,900	132,600

Deferred tax liabilities:
Property and equipment	(72,600)	(73,200)

Deferred tax liabilities	(72,600)	(73,200)

Deferred tax asset–Net	$43,300	$59,400

Management has determined that no valuation allowance is necessary to reduce the deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	As of February 29(28),
	2008	2007	2006
Current:
Federal	$1,160,000	$1,287,300	$1,273,200
State	220,000	227,200	224,800
	1,380,000	1,514,500	1,498,000

Deferred:
Federal	23,200	(37,000)	(69,700)
State	4,500	(6,500)	(12,300)
	27,700	(43,500)	(82,000)

Total income tax expense	$1,407,700	$1,471,000	$1,416,000

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	As of Fiscal Year End February 29(28),
	2008	2007	2006
Tax expense at federal statutory rate	$1,270,500	$1,319,000	$1,297,000
State income tax–net of federal tax benefit	147,600	154,000	151,000
Other	(10,400)	(2,000)	(32,000)

Total income tax expense	$1,407,700	$1,471,000	$1,416,000

We file our tax returns in the U.S. and certain state jurisdictions.  The earliest years’ tax returns filed by us that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Fiscal Year
U.S.	2007
Oklahoma	2005

5.       EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $64,700, $69,300, and $65,100 in the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

6.       NOTE PAYABLE TO BANK

We have a $5,000,000 revolving credit agreement, with interest payable monthly at prime minus 0.75% (5.25% at February 29, 2008), collateralized by substantially all of our assets and maturing on June 30, 2008.  Available credit under the revolving credit agreement was $5,000,000 at February 29, 2008 and $5,000,000 at February 28, 2007.  This agreement also contains a new provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2008 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

We had no borrowings outstanding on the above revolving credit agreement at February 29, 2008 and February 28, 2007.

7.       COMMITMENTS

At February 29, 2008, we had outstanding purchase commitments totaling approximately $3,046,700.

8.       CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 1992 Incentive Stock Option Plan (the “1992 Plan”) in June of 1992, which authorized us to grant up to 1,000,000 stock options.  The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 29, 2008 expired beginning in May 2008 through March 2014.

A summary of the status of our Incentive Plans as of February 29, 2008, February 28, 2007 and February 28, 2006, and changes during the years then ended is presented below:

	February 29, 2008		February 28, 2007		February 28, 2006
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
Beginning of Year	250,200	$3.69	270,200	$3.62	279,700	$3.68

Granted	—	—	—	—	—	—

Exercised/canceled	(15,000)	(4.00)	(20,000)	(2.80)	(9,500)	(5.20)

Outstanding at End of Year	235,200	$3.67	250,200	$3.69	270,200	$3.62

The following table summarizes information about stock options outstanding at February 29, 2008:

	Number	Weighted Average
	Outstanding	Remaining
Weighted Average	at February 29,	Contractual
Exercise Price	2008	Life (Years)

$2.19	84,000	2.0
$2.50	10,000	1.0
$3.81	5,000	0.5
$4.63	135,200	0.3
$10.00	1,000	6.0
	235,200

All options outstanding are exercisable at February 29, 2008.

No options were granted during the three fiscal years ended February 29, 2008.

9.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2008
First quarter	$7,606,400	$4,899,900	$585,300	$0.16	$0.15
Second quarter	6,218,500	3,916,500	379,800	0.10	0.10
Third quarter	9,903,500	6,514,600	876,800	0.23	0.23
Fourth quarter	6,792,300	4,439,500	482,500	0.13	0.12

Total year	$30,520,700	$19,770,500	$2,324,400	$0.62	$0.60

2007
First quarter	$8,107,000	$5,227,600	$696,600	$0.19	$0.18
Second quarter	6,484,400	3,967,900	424,000	0.11	0.11
Third quarter	9,820,500	6,398,900	798,200	0.21	0.21
Fourth quarter	6,991,600	4,534,500	488,300	0.13	0.12

Total year	$31,403,500	$20,128,900	$2,407,100	$0.64	$0.62

2006
First quarter	$8,226,700	$5,221,900	$745,200	$0.20	$0.19
Second quarter	6,794,100	4,054,900	394,800	0.11	0.10
Third quarter	9,683,000	6,292,800	739,100	0.20	0.19
Fourth quarter	7,085,100	4,568,100	519,300	0.14	0.13

Total year	$31,788,900	$20,137,700	$2,398,400	$0.64	$0.62

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

Information by industry segment for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 is set forth below:

NET REVENUES

	2008	2007	2006
Publishing	$8,144,100	8,121,100	$8,403,700
UBAH	$22,376,600	23,282,400	$23,385,200
Other	$—	$—	$—

Total	$30,520,700	$31,403,500	$31,788,900

EARNINGS (LOSS) BEFORE INCOME TAXES

	2008	2007	2006
Publishing	$2,507,600	2,508,400	$2,833,300
UBAH	$4,856,800	4,863,500	$4,743,000
Other	$(3,632,300)	(3,493,800)	$(3,761,900)

Total	$3,732,100	$3,878,100	$3,814,400

11.     STOCK REPURCHASE PLAN

In April 2004 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2008 we purchased 81,059 shares of common stock at an average price of $6.23 per share totaling approximately $504,900.  The maximum number of shares that may be repurchased in the future is 79,000.

12.     SUBSEQUENT EVENT

On April 28, 2008, we announced that we would pay a $0.30 per share regular dividend and a $.10 per share special dividend on May 19, 2008 to shareholders of record as of May 9, 2008.  This dividend was paid on the stated date.

13.     OTHER INCOME

            During fiscal year 2007, we entered into a Plan of Reorganization and Financing Agreement with a company in Chapter 11 bankruptcy as a prelude to acquiring that bankrupt company.  We were not the successful bidder in an auction held by the U.S. Bankruptcy Court, but the Court awarded us a $250,000 breakup fee which is included in other net income.

******