Form 10-Q
period 2008-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2008-07-15
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

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

Yes  ☐     No  ☒

As of July 11, 2008 there were 3,826,371 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2008	February 29, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,990,200	$2,440,300
Accounts receivable, less allowance for doubtful accounts and sales returns $166,000 (May 31) and $158,400 (February 29)	2,895,800	2,611,800
Inventories—Net	10,802,600	11,818,700
Prepaid expenses and other assets	160,900	112,000
Income taxes receivable	24,500	—
Deferred income taxes	224,800	197,100
Total current assets	16,098,800	17,179,900

INVENTORIES—Net	555,000	459,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,360,200	2,382,800

DEFERRED INCOME TAXES	46,700	43,300

TOTAL	$19,060,700	$20,065,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,208,300	$2,456,900
Accrued salaries and commissions	556,600	559,000
Income taxes payable	—	56,200
Other current liabilities	317,100	195,800
Total current liabilities	3,082,000	3,267,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares;
Issued 6,039,040 (May 31) and 5,806,840 (February 29) shares;
Outstanding 3,830,071 (May 31) and 3,706,745 (February 29) shares	1,207,800	1,161,400
Capital in excess of par value	8,508,400	7,706,100
Retained earnings	18,159,300	19,206,100
	27,875,500	28,073,600
Less treasury stock, at cost	(11,896,800)	(11,276,500)
	15,978,700	16,797,100

TOTAL	$19,060,700	$20,065,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2008	2007

GROSS SALES	$9,816,200	$10,136,100
Less discounts and allowances	(2,792,300)	(2,905,600)
Transportation revenue	350,900	375,900
NET REVENUES	7,374,800	7,606,400
COST OF SALES	2,671,100	2,706,500
Gross margin	4,703,700	4,899,900

OPERATING EXPENSES:
Operating and selling	1,842,200	1,835,900
Sales commissions	1,667,100	1,730,600
General and administrative	440,800	408,800
	3,950,100	3,975,300

OTHER INCOME	14,400	13,200

EARNINGS BEFORE INCOME TAXES	768,000	937,800

INCOME TAXES	288,300	352,500

NET EARNINGS	$479,700	$585,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.13	$0.16
Diluted	$0.13	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,704,755	3,760,101
Diluted	3,706,015	3,878,975

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2008

	Common Stock
	(par value $ 0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100
Purchases of treasury stock	—	—	—	—	125,162	(702,400)	(702,400)
Sales of treasury stock	—	—	—	—	(16,288)	82,100	82,100
Exercise of options	232,200	46,400	802,300				848,700
Dividends paid ($.40/share)	—	—	—	(1,526,500)	—	—	(1,526,500)
Net earnings	—	—	—	479,700	—	—	479,700
BALANCE-May 31, 2008	6,039,040	$1,207,800	$8,508,400	$18,159,300	2,208,969	$(11,896,800)	$15,978,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:	$860,000	$436,400

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(12,000)	(101,600)

Net cash used in investing activities	(12,000)	(101,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	848,700	—
Cash paid to acquire treasury stock	(702,400)	—
Cash received from sale of treasury stock	82,100	68,600
Dividends paid	(1,526,500)	(826,000)

Net cash used in financing activities	(1,298,100)	(757,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(450,100)	(422,600)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,440,300	1,254,300

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,990,200	$831,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$400,100	$76,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -  The information shown with respect to the three months ended May 31, 2008, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods. The adjustments reflected in the financial statements represent normal recurring adjustments. The results of operations for the three months ended May 31, 2008 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2008.

Note 2 – Effective June 30, 2008 we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (4.25% at May 31, 2008) and borrowings are collateralized by substantially all the assets of the Company. At May 31, 2008 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2008. No borrowings were outstanding under the agreement during the quarter ended May 31, 2008.

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.

Note 3 - Inventories consist of the following:

	2008
	May 31,	February 29,
Current:
Book inventory	$10,827,300	$11,844,900
Inventory valuation allowance	(24,700)	(26,200)

Inventories net–current	$10,802,600	$11,818,700

Noncurrent:
Book inventory	$875,000	$764,000
Inventory valuation allowance	(320,000)	(305,000)

Inventories net–noncurrent	$555,000	$459,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company. Purchases from this company were approximately $1.8 million and $1.7 million for the three months ended May 31, 2008 and 2007, respectively. Total inventory purchases from all suppliers were approximately $2.0 million and $1.7 million for the three months ended May 31, 2008 and 2007, respectively.

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

Earnings Per Share:

	Three Months Ended May 31
	2008	2007

Net earnings applicable to common shareholders	$479,700	$585,300

Shares:

Weighted average shares outstanding - basic	3,704,755	3,760,101
Assumed exercise of options	1,260	118,874

Weighted average shares outstanding - diluted	3,706,015	3,878,975

Basic Earnings Per Share	$0.13	$0.16
Diluted Earnings Per Share	$0.13	$0.15

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2009, we repurchased 125,162 shares of common stock. The maximum number of shares that may be repurchased in the future is 451,349.

Note 5 –We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $569,600 and $593,400 for the three months ended May 31, 2008 and 2007, respectively.

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

Information by industry segment for the three months ended May 31, 2008 follows:

NET REVENUES

	Three Months Ended May 31,
	2008	2007
Publishing	$1,914,200	$2,031,400
UBAH	$5,460,600	$5,575,000
Other	$—	$—

Total	$7,374,800	$7,606,400

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2008	2007
Publishing	$572,100	$615,100
UBAH	$1,154,400	$1,204,000
Other	$(958,500)	$(881,300)

Total	$768,000	$937,800

Note 8 –The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

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

The following table shows consolidated statement of income data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

For the quarter ended May 31,

	2008	2007
Net revenues	100.0%	100.0%
Cost of sales	36.2%	35.6%
Gross margin	63.8%	64.4%
Operating expenses:
Operating & selling	25.0%	24.1%
Sales commissions	22.6%	22.8%
General & administrative	6.0%	5.4%
Interest	0.0%	0.0%
Total operating expenses	53.6%	52.3%
Income from Operations	10.2%	12.1%
Other income	0.2%	0.2%
Earnings before income taxes	10.4%	12.3%
Income taxes	3.9%	4.6%
Net earnings	6.5%	7.7%

Operating Results for the Three Months Ended May 31, 2008

We earned income before income taxes of $768,000 for the three months ended May 31, 2008 compared with $937,800 for the three months ended May 31, 2007.

Revenues

	For the Three Months Ended May 31		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Gross sales	$9,816,200	$10,136,100	$(319,900)	-3.2%
Less discounts & allowances	(2,792,300)	(2,905,600)	113,300	-3.9%
Transportation revenue	350,900	375,900	(25,000)	-6.7%
Net revenues	$7,374,800	$7,606,400	$(231,600)	-3.0%

The UBAH Division’s gross sales decreased 1.0% or $58,800 during the three month period ending May 31, 2008 when compared with the same quarterly period a year ago. This decrease consists of a 9% decrease in home party sales and a 25% decrease in direct sales, offset by a 27% increase in Internet sales. The decline in home party sales is attributed to a 9% decline in the total number of home shows held. The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders.

The Publishing Division’s gross sales decreased 6.2% or $261,200 during the three month period ending May 31, 2008 when compared with the same quarterly period a year ago. We attribute this to an 8.1% decrease in inside sales accounts and a 2.2% decrease in sales to the national chains, offset by a 4.2% increase in sales to the smaller book stores.

The UBAH Division’s discounts and allowances were $737,500 and $706,200 for the quarterly periods ended May 31, 2008 and 2007, respectively. The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Most sales in the UBAH Division are at retail. As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year. The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year. The UBAH Division’s discounts and allowances were 12.6% of UBAH’s gross sales for the quarterly period ended May 31, 2008 and 11.9% for the quarterly period ended May 31, 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets. The Publishing Division’s discounts and allowances were $2,054,800 and $2,199,500 for the quarterly periods ended May 31, 2008 and 2007, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order. The Publishing Division’s discounts and allowances were 51.9% of Publishing’s gross sales for the quarterly period ended May 31, 2008 and 52.0% for the quarterly period ended May 31, 2007.

The decrease in transportation revenues for the three months ended May 31, 2008 was due in part to the decrease in sales for the period.

Expenses

	For Three Months Ended May 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Cost of sales	2,671,100	$2,706,500	$(35,400)	-1.3%
Operating & selling	1,842,200	1,835,900	6,300	0.3%
Sales commissions	1,667,100	1,730,600	(63,500)	-3.7%
General & administrative	440,800	408,800	32,000	7.8%
Total	$6,621,200	$6,681,800	$(60,600)	-0.9%

Cost of sales decreased 1.3% for the three months ended May 31, 2008 when compared with the three months ended May 31, 2007. Cost of sales as a percentage of gross sales was 27.2% for the three months ended May 31, 2008 and for the three months ended May 31, 2007 was 26.7%. Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses. These costs totaled $284,100 in the quarter ended May 31, 2008 and $293,100 in the quarter ended May 31, 2007. When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions. Operating and selling expenses as a percentage of gross sales were 18.8% for the quarter ended May 31, 2008 and 18.1% for the quarter ended May 31, 2007.

Sales commissions in the Publishing Division increased 1.4% to $35,500 for the three months ended May 31, 2008. Publishing Division sales commissions are paid on net sales and were 1.9% of net sales for the three months ended May 31, 2008 and 1.7% of net sales for the three months ended May 31, 2007. Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 3.8% to $1,631,600 for the three months ended May 31, 2008 as a result of decreased sales from home shows and direct sales, offset by increased internet sales. UBAH Division sales commissions are paid on retail sales and were 33.4% of retail sales for the three months ended May 31, 2008 and 32.6% of retail sales for the three months ended May 31, 2007. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale. Home shows, book fairs, school and library sales and direct sales have different commission rates. Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.5 % and 36.2% for the quarterly periods ended May 31, 2008 and 2007, respectively. These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary sources of cash are operating cash flow and proceeds from the exercise of stock options.  Our primary uses of cash are to repurchase outstanding shares of stock, purchase property and equipment and pay dividends.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 125,162 shares at a cost of $702,400 during the quarter ended May 31, 2008.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends

Our primary source of liquidity is cash generated from operations.  During the first three month period of fiscal year 2009, we experienced a positive cash flow from operating activities of $860,000.  Cash flow from operating activities was increased primarily by net income after taxes of $479,700 and a decrease in inventory of $920,100.  Offsetting these were increases in accounts receivable of $284,000 and prepaid expenses of $48,900, along with a decrease in current liabilities of $186,200.  Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments.  They tend to be highest in the second quarter when holiday season shipments have arrived and prior to payments being made.

We believe that in fiscal year 2009 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We estimate that total cash used in investing activities for fiscal year 2009 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $1,298,100 from the payment of $1,526,500 in dividends and purchase of $702,400 of treasury stock, offset by the sale of $82,100 in treasury stock and stock option exercises totaling $848,700.

As of May 31, 2008 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2008 we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (4.25% at May 31, 2008) and borrowings are collateralized by substantially all of our assets. At May 31, 2008 we had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at May 31, 2008.  No borrowings were outstanding under the agreement during the quarter ended May 31, 2008.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped.  These sales accounted for 72.9% of net revenues for the quarter ended May 31, 2008 and 72.0% for the quarter ended May 31, 2007.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item.  Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $84,000 as of May 31, 2008 and $84,000 as of February 29, 2008.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $82,000 and $74,400 as of May 31, 2008 and February 29, 2008, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $875,000 at May 31, 2008 and $764,000 at February 29, 2008.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This reserve is based on management’s identification of slow moving inventory on hand at May 31, 2008 and February 29, 2008.  Management has estimated a valuation allowance for both current and noncurrent inventory of $344,700 and $331,200 as of May 31, 2008 and February 29, 2008, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2008. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

During the fiscal quarter covered by this report on Form 10-Q, we made changes to our controls over accounts receivable.  Processes involving communications related to accounts receivable collection activities have been established to improve the timeliness thereof, accuracy of postings, and follow-up for items needing correction.

PART II  OTHER INFORMATION

Item 1A  RISK FACTORS

No material changes occurred in the risk factors discussed in our Fiscal Year 2008 Form 10-K.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

March 1 - 31, 2008	47,350	$5.61	47,350	29,161
April 1 - 30, 2008	77,149	$5.61	77,149	452,012
May 1 - 31, 2008	663	$5.62	663	451,349
Total	125,162	$5.61	125,162

(1)             All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)             In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 451,349 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	July 15, 2008	By	/s/ Randall W. White
Randall W. White
President

                                                                                      EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.