Form 10-Q
period 2008-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2008-10-15
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Aug 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

As of October 10, 2008 there were 3,821,636 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31, 2008	February 29, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,102,100	$2,440,300
Accounts receivable, less allowance for doubtful accounts and sales returns $159,000 (August 31) and $158,400 (February 29)	2,707,600	2,611,800
Inventories—Net	10,661,800	11,818,700
Prepaid expenses and other assets	138,900	112,000
Deferred income taxes	224,800	197,100
Total current assets	16,835,200	17,179,900

INVENTORIES—Net	547,000	459,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,343,000	2,382,800

DEFERRED INCOME TAXES	44,400	43,300

TOTAL ASSETS	$19,769,600	$20,065,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,616,400	$2,456,900
Accrued salaries and commissions	599,700	559,000
Income taxes payable	130,800	56,200
Other current liabilities	172,000	195,800
Total current liabilities	3,518,900	3,267,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (August 31) and 5,806,840 (February 29) shares; Outstanding 3,821,666 (August 31) and 3,706,745 (February 29) shares	1,207,800	1,161,400
Capital in excess of par value	8,508,400	7,706,100
Retained earnings	18,482,300	19,206,100
	28,198,500	28,073,600
Less treasury stock, at cost	(11,947,800)	(11,276,500)
	16,250,700	16,797,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,769,600	$20,065,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

GROSS SALES	$9,327,100	$8,768,000	$19,143,300	$18,904,100
Less discounts and allowances	(3,317,100)	(2,913,500)	(6,109,400)	(5,819,100)
Transportation revenue	357,500	364,000	708,400	740,000
NET REVENUES	6,367,500	6,218,500	13,742,300	13,825,000
COST OF SALES	2,486,500	2,302,000	5,157,600	5,008,500
Gross margin	3,881,000	3,916,500	8,584,700	8,816,500

OPERATING EXPENSES:
Operating and selling	1,648,700	1,593,200	3,490,900	3,429,100
Sales commissions	1,258,500	1,317,200	2,925,600	3,047,700
General and administrative	461,100	408,500	901,900	817,300
	3,368,300	3,318,900	7,318,400	7,294,100

OTHER INCOME	7,900	9,200	22,300	22,400

EARNINGS BEFORE INCOME TAXES	520,600	606,800	1,288,600	1,544,800

INCOME TAXES	197,600	227,000	485,900	579,500

NET EARNINGS	$323,000	$379,800	$802,700	$965,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.08	$0.10	$0.21	$0.26
Diluted	$0.08	$0.10	$0.21	$0.25

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,826,869	3,766,413	3,765,812	3,763,257
Diluted	3,828,075	3,877,557	3,767,045	3,878,266

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2008

	Common Stock
	(par value $ 0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100
Purchases of treasury stock	—	—	—	—	136,224	(766,700)	(766,700)
Sales of treasury stock	—	—	—	—	(18,945)	95,400	95,400
Exercise of options	232,200	46,400	802,300				848,700
Dividends paid ($.40/share)	—	—	—	(1,526,500)	—	—	(1,526,500)
Net earnings	—	—	—	802,700	—	—	802,700
BALANCE-August 31, 2008	6,039,040	$1,207,800	$8,508,400	$18,482,300	2,217,374	$(11,947,800)	$16,250,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:	$2,040,800	$1,105,300

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(29,900)	(105,400)

Net cash used in investing activities	(29,900)	(105,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	848,700	—
Cash paid to acquire treasury stock	(766,700)	(65,800)
Cash received from sale of treasury stock	95,400	68,600
Dividends paid	(1,526,500)	(826,000)

Net cash used in financing activities	(1,349,100)	(823,200)

NET INCREASE IN CASH AND CASH EQUIVALENTS	661,800	176,700

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,440,300	1,254,300

CASH AND CASH EQUIVALENTS—END OF PERIOD	$3,102,100	$1,431,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$440,100	$76,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -  The information shown with respect to the three and six months ended August 31, 2008 and 2007, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and six months ended August 31, 2008 and 2007, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2008.

Note 2 – Effective June 30, 2008 we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (4.25% at August 31, 2008) and borrowings are collateralized by substantially all the assets of the Company.  At August 31, 2008 the Company had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at August 31, 2008.  No borrowings were outstanding under the agreement during the quarter ended August 31, 2008.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of August 31, 2008, we had no letters of credit outstanding.

Note 3 - Inventories consist of the following:

	2008
	August 31,	February 29,
Current:
Book inventory	$10,688,000	$11,844,900
Inventory valuation allowance	(26,200)	(26,200)

Inventories net–current	$10,661,800	$11,818,700

Noncurrent:
Book inventory	$882,000	$764,000
Inventory valuation allowance	(335,000)	(305,000)

Inventories net–noncurrent	$547,000	$459,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.0 million and $2.6 million for the three months ended August 31, 2008 and 2007, respectively.  Total inventory purchases from all suppliers were approximately $2.7 million and $3.5 million for the three months ended August 31, 2008 and 2007, respectively.

For the six months ended August 31, 2008 and 2007, respectively, purchases from this company were approximately $3.8 million and $4.3 million.  Total inventory purchases from all suppliers were approximately $4.7 million and $5.8 million for the same respective periods.

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

	Three Months Ended August 31		Six Months Ended August 31,
	2008	2007	2008	2007
Earnings Per Share:

Net earnings applicable to common shareholders	$323,000	$379,800	$802,700	$965,300

Shares:

Weighted average shares outstanding - basic	3,826,869	3,766,413	3,765,812	3,763,257
Assumed exercise of options	1,206	111,144	1,233	115,009

Weighted average shares outstanding - diluted	3,828,075	3,877,557	3,767,045	3,878,266

Basic Earnings Per Share	$0.08	$0.10	$0.21	$0.26
Diluted Earnings Per Share	$0.08	$0.10	$0.21	$0.25

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the second quarter of fiscal year 2009, we repurchased 11,062 shares of common stock.  The maximum number of shares that may be repurchased in the future is 440,287.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $537,400 and $523,800 for the three months ended August 31, 2008 and 2007, respectively.

For the six months ended August 31, 2007 and 2006, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,106,900 and $1,117,200.

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

Information by industry segment for the three and six months ended August 31, 2008 and 2007 follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Publishing	$2,322,400	$2,131,800	$4,236,600	$4,163,100
UBAH	$4,045,100	$4,086,700	$9,505,700	$9,661,900
Other	$—	$—	$—	$—
Total	$6,367,500	$6,218,500	$13,742,300	$13,825,000

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Publishing	$767,100	$669,500	$1,339,200	$1,284,600
UBAH	$704,600	$868,900	$1,859,000	$2,072,900
Other	$(951,100)	$(931,600)	$(1,909,600)	$(1,812,700)
Total	$520,600	$606,800	$1,288,600	$1,544,800

Note 8 –The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have a material effect on our financial position or results of operations.

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

The following table shows consolidated statement of income data as a percentage of net revenues.

Earnings as a Percent of Total Revenues

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.0%	37.0%	37.5%	36.2%
Gross margin	61.0%	63.0%	62.5%	63.8%
Operating expenses:
Operating & selling	25.9%	25.5%	25.4%	24.8%
Sales commissions	19.8%	21.2%	21.3%	22.1%
General & administrative	7.2%	6.7%	6.6%	5.9%
Interest	0.0%	0.0%	0.0%	0.0%
Total operating expenses	52.9%	53.4%	53.3%	52.8%
Income from operations	8.1%	9.6%	9.2%	11.0%
Other income	0.1%	0.2%	0.2%	0.2%
Earnings before income taxes	8.2%	9.8%	9.4%	11.2%
Income taxes	3.1%	3.7%	3.5%	4.2%
Net earnings	5.1%	6.1%	5.9%	7.0%

Operating Results for the Three Months Ended August 31, 2008

We earned income before income taxes of $520,600 for the three months ended August 31, 2008 compared with $606,800 for the three months ended August 31, 2007.

Revenues

	For the Three Months Ended August 31		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Gross sales	$9,327,100	$8,768,000	$559,100	6.4%
Less discounts & allowances	(3,317,100)	(2,913,500)	(403,600)	13.9%
Transportation revenue	357,500	364,000	(6,500)	-1.8%
Net revenues	$6,367,500	$6,218,500	$149,000	2.4%

The UBAH Division’s gross sales increased 4.0% or $173,800 during the three month period ending August 31, 2008 when compared with the same quarterly period a year ago.  This increase consists of an 11% increase in school and library sales and a 32% increase in Internet sales, offset by a 15% decrease in home party sales and 24% decrease in direct sales.  The decline in home party sales is attributed to a 10% decline in the total number of home shows held and a 5%

decrease in the average order size.  The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders.

The Publishing Division’s gross sales increased 8.7% or $385,300 during the three month period ending August 31, 2008 when compared with the same quarterly period a year ago.  We attribute this to a 19.8% increase in sales to the national chains and a 2.5% increase in inside sales accounts.

The UBAH Division’s discounts and allowances were $831,300 and $623,800 for the quarterly periods ended August 31, 2008 and 2007, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 18.3% of UBAH’s gross sales for the quarterly period ended August 31, 2008 and 14.3% for the quarterly period ended August 31, 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,485,800 and $2,289,700 for the quarterly periods ended August 31, 2008 and 2007, respectively. The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales for the quarterly period ended August 31, 2008 and 51.9% for the quarterly period ended August 31, 2007.

Expenses

	For Three Months Ended August 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Cost of sales	2,486,500	$2,302,000	$184,500	8.0%
Operating & selling	1,648,700	1,593,200	55,500	3.5%
Sales commissions	1,258,500	1,317,200	(58,700)	-4.5%
General & administrative	461,100	408,500	52,600	12.9%
Total	$5,854,800	$5,620,900	$233,900	4.2%

Cost of sales increased 8.0% for the three months ended August 31, 2008 when compared with the three months ended August 31, 2007.  Cost of sales as a percentage of gross sales was 26.7% for the three months ended August 31, 2008 and for the three months ended August 31, 2007 was 26.3%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $265,900 in the quarter ended August 31, 2008 and $242,900 in the quarter ended August 31, 2007.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.7% for the quarter ended August 31, 2008 and 18.2% for the quarter ended August 31, 2007.

Sales commissions in the Publishing Division increased 8.0% to $37,800 for the three months ended August 31, 2008.  Publishing Division sales commissions are paid on net sales and were 1.6% of net sales for the three months ended August 31, 2008 and 1.9% of net sales for the three months ended August 31, 2007.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing

Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 4.3% to $1,220,700 for the three months ended August 31, 2008 as a result of decreased sales from home shows and direct sales, offset by increased internet sales.  UBAH Division sales commissions are paid on retail sales and were 35.3% of retail sales for the three months ended August 31, 2008 and 37.4% of retail sales for the three months ended August 31, 2007.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.0 % and 37.4% for the quarterly periods ended August 31, 2008 and 2007, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Six Months Ended August 31, 2008

We earned income before income taxes of $1,288,600 for the six months ended August 31, 2008 compared with $1,544,800 for the six months ended August 31, 2007.

Revenues

	For the Six Months Ended August 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Gross sales	$19,143,300	$18,904,100	$239,200	1.3%
Less discounts & allowances	(6,109,400)	(5,819,100)	(290,300)	5.0%
Transportation revenue	708,400	740,000	(31,600)	-4.3%
Net revenues	$13,742,300	$13,825,000	$(82,700)	-0.6%

The UBAH Division’s gross sales increased 1.1% or $115,000 during the six month period ending August 31, 2008 when compared with the same six month period a year ago.  This increase consists of a 29% increase in Internet sales, offset by a 12% decrease in home party sales and a 24% decrease in direct sales.  The decline in home party sales is attributed primarily to a 9.6% decline in the total number of home shows held and a 2.7% decrease in average per order sales.  The decline in home party sales and direct sales occurred as more consultants replaced these with Internet orders.

The Publishing Division’s gross sales increased by $124,200 during the six month period ending August 31, 2008 when compared with the same six month period a year ago.  We attribute this to a 10.0% increase in sales to the national chains, offset by a 4.7% decrease in sales to smaller retail stores and a 2.7% decrease in inside sales accounts.

The UBAH Division’s discounts and allowances were $1,568,800 and $1,329,900 for the six month periods ended August 31, 2008 and 2007, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 15.1% of UBAH’s gross sales for the six month period ended August 31, 2008 and 12.9% for the six month period ended August 31, 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $4,540,600 and $4,489,200 for the six month periods ended August 31, 2008 and 2007, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.9% of Publishing’s gross sales for the six month period ended August 31, 2008 and 52.0% for the six month period ended August 31, 2007.

Expenses

	For Six Months Ended August 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Cost of sales	5,157,600	5,008,500	$149,100	3.0%
Operating & selling	3,490,900	3,429,100	61,800	1.8%
Sales commissions	2,925,600	3,047,700	(122,100)	-4.0%
General & administrative	901,900	817,300	84,600	10.4%
Total	$12,476,000	$12,302,600	$173,400	1.4%

Cost of sales increased 3.0% for the six months ended August 31, 2008 when compared with the six months ended August 31, 2007, consistent with the increase in sales for the period.  Cost of sales as a percentage of gross sales was 26.9% for the six months ended August 31, 2008 and for the six months ended August 31, 2007 was 26.5%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $557,800 in the six months ended August 31, 2008 and $543,800 in the six months ended August 31, 2007.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.2% for the six months ended August 31, 2008 and 18.1% for the six months ended August 31, 2007.

Sales commissions in the Publishing Division decreased 3.7% to $73,300 for the six months ended August 31, 2008.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the six months ended August 31, 2008 and 1.8% of net sales for the six months ended August 31, 2007.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 4.0% to $2,852,300 for the six months ended August 31, 2008, the direct result of decreased sales from home shows and school and library sales in this division.  UBAH Division sales commissions are paid on retail sales and were 34.2% of retail sales for the six months ended August 31, 2008 and 35.2% of retail sales for the six months ended August 31, 2007.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% and 37.5% for the six month periods ended August 31, 2008 and 2007, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary sources of cash are operating cash flow and proceeds from the exercise of stock options.  Our primary uses of cash are to repurchase outstanding shares of stock, purchase property and equipment and pay dividends.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 136,224 shares at a cost of $766,700 during the six month period ended August 31, 2008.

We have a history of profitability and positive cash flow. We can sustain planned growth levels with minimal capital requirements. Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

Our primary source of liquidity is cash generated from operations. During the second three month period of fiscal year 2009, we experienced a positive cash flow from operating activities of $1,180,800. Cash flow from operating activities was increased primarily by net income after taxes of $323,000, increases in current liabilities of $306,100 and income taxes payable of $130,800 and a decrease in inventories of $148,800. Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments. They tend to be highest in the second quarter when holiday season shipments have arrived and prior to payments being made.

For the six months ended August 31, 2008, we experienced a positive cash flow from operating activities of $2,040,800. Cash flow from operating activities was increased primarily by net income after taxes of $802,700, a decrease in inventory of $1,068,900 and increases in current liabilities of $176,400 and income taxes payable of $74,600.

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

Cash used in financing activities was $51,000 from the purchase of $64,300 of treasury stock, offset by the sale of $13,300 in treasury stock.

As of August 31, 2008 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2008 we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009. Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (4.25% at August 31, 2008) and borrowings are collateralized by substantially all of our assets. At August 31, 2008 we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at August 31, 2008. No borrowings were outstanding under the agreement during the quarter ended August 31, 2008.

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of August 31, 2008, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped. These sales accounted for 63.5% of net revenues for the quarter ended August 31, 2008 and 63.8% for the quarter ended August 31, 2007. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item. Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores. The damages occur in the stores, not in shipping to the stores. It is industry practice to accept returns from wholesale customers. Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped. Management has estimated and included a reserve for sales returns of $84,000 as of August 31, 2008 and February 29, 2008.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected. Management has estimated and included an allowance for doubtful accounts of $75,000 and $74,400 as of August 31, 2008 and February 29, 2008, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory. Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier. Non-current inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $882,000 at August 31, 2008 and $764,000 at February 29, 2008.

Inventories are presented net of a valuation allowance. Management has estimated and included a valuation allowance for both current and noncurrent inventory. This reserve is based on management’s identification of slow moving inventory on hand at August 31, 2008 and February 29, 2008. Management has estimated a valuation allowance for both current and noncurrent inventory of $361,200 and $331,200 as of August 31, 2008 and February 29, 2008, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2008. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended August 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

June 1 - 30, 2008	2,888	$5.92	2,888	448,461
July 1 - 31, 2008	1,095	$6.01	1,095	447,366
August 1 - 31, 2008	7,079	$5.74	7,079	440,287
Total	11,062	$5.81	11,062

(1)             All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)             In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan. Pursuant to the plan, we may purchase a total of 440,287 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	October 15, 2008	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.