Form 10-Q
period 2008-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2009-01-14
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐          No  ☒

As of January 9, 2009 there were 3,820,508 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2008	February 29, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,054,400	$2,440,300
Accounts receivable, less allowance for doubtful accounts and sales returns $168,600 (November 30) and $158,400 (February 29)	2,936,500	2,611,800
Inventories—Net	9,132,000	11,818,700
Income taxes receivable	270,000	—
Prepaid expenses and other assets	131,400	112,000
Deferred income taxes	204,500	197,100
Total current assets	17,728,800	17,179,900

INVENTORIES—Net	502,000	459,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,307,700	2,382,800

DEFERRED INCOME TAXES	44,400	43,300

TOTAL ASSETS	$20,582,900	$20,065,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,564,000	$2,456,900
Accrued salaries and commissions	816,300	559,000
Income taxes payable	—	56,200
Other current liabilities	298,900	195,800
Total current liabilities	3,679,200	3,267,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (November 30) and 5,806,840 (February 29) shares; Outstanding 3,822,850 (November 30) and 3,706,745 (February 29) shares	1,207,800	1,161,400
Capital in excess of par value	8,508,400	7,706,100
Retained earnings	19,131,800	19,206,100
	28,848,000	28,073,600
Less treasury stock, at cost	(11,944,300)	(11,276,500)
	16,903,700	16,797,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,582,900	$20,065,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

GROSS SALES	$12,301,200	$12,660,700	$31,444,500	$31,564,800
Less discounts and allowances	(3,447,600)	(3,344,200)	(9,557,000)	(9,163,300)
Transportation revenue	534,600	587,000	1,243,000	1,326,900
NET REVENUES	9,388,200	9,903,500	23,130,500	23,728,400
COST OF SALES	3,424,000	3,388,900	8,581,600	8,397,400
Gross margin	5,964,200	6,514,600	14,548,900	15,331,000

OPERATING EXPENSES:
Operating and selling	2,149,800	2,178,200	5,640,700	5,607,300
Sales commissions	2,371,300	2,517,400	5,296,900	5,565,200
General and administrative	416,500	434,300	1,318,400	1,251,600
	4,937,600	5,129,900	12,256,000	12,424,100

OTHER INCOME	18,200	21,800	40,500	44,200

EARNINGS BEFORE INCOME TAXES	1,044,800	1,406,500	2,333,400	2,951,100

INCOME TAXES	395,300	529,700	881,200	1,109,200

NET EARNINGS	$649,500	$876,800	$1,452,200	$1,841,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.17	$0.23	$0.38	$0.49
Diluted	$0.17	$0.23	$0.38	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,820,864	3,755,704	3,784,163	3,760,554
Diluted	3,821,860	3,845,694	3,785,317	3,867,223

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100
Purchases of treasury stock	—	—	—	—	138,434	(776,800)	(776,800)
Sales of treasury stock	—	—	—	—	(22,339)	109,000	109,000
Exercise of options	232,200	46,400	802,300				848,700
Dividends paid ($.40/share)	—	—	—	(1,526,500)	—	—	(1,526,500)
Net earnings	—	—	—	1,452,200	—	—	1,452,200
BALANCE-November 30, 2008	6,039,040	$1,207,800	$8,508,400	$19,131,800	2,216,190	$(11,944,300)	$16,903,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:	$3,989,600	$3,451,100

CASH FLOWS FROM INVESTING ACTIVITIES— Purchases of property and equipment	(29,900)	(105,400)

Net cash used in investing activities	(29,900)	(105,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	848,700	—
Cash paid to acquire treasury stock	(776,800)	(142,200)
Cash received from sale of treasury stock	109,000	68,600
Dividends paid	(1,526,500)	(826,000)

Net cash used in financing activities	(1,345,600)	(899,600)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,614,100	2,446,100

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,440,300	1,254,300

CASH AND CASH EQUIVALENTS—END OF PERIOD	$5,054,400	$3,700,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,215,100	$871,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The information shown with respect to the three and nine months ended November 30, 2008 and 2007, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2008 and 2007, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2008.

Note 2 – Effective June 30, 2008 we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (3.25% at November 30, 2008) and borrowings are collateralized by substantially all the assets of the Company.  At November 30, 2008 the Company had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at November 30, 2008 and during the quarter then ended.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2008, we had no letters of credit outstanding.

Note 3 - Inventories consist of the following:

	2008
	November 30,	February 29,
Current:
Book inventory	$9,157,000	$11,844,900
Inventory valuation allowance	(25,000)	(26,200)

Inventories net–current	$9,132,000	$11,818,700

Noncurrent:
Book inventory	$822,000	$764,000
Inventory valuation allowance	(320,000)	(305,000)

Inventories net–noncurrent	$502,000	$459,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.7 million and $3.2 million for the three months ended November 30, 2008 and 2007, respectively.  Total inventory purchases from all suppliers were approximately $2.4 million and $3.8 million for the three months ended November 30, 2008 and 2007, respectively.

For the nine months ended November 30, 2008 and 2007, respectively, purchases from this company were approximately $5.6 million and $7.5 million.  Total inventory purchases from all suppliers were approximately $7.1 million and $9.6 million for the same respective periods.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007

Earnings Per Share:

Net earnings applicable to common shareholders	$649,500	$876,800	$1,452,200	$1,841,900

Shares:

Weighted average shares outstanding - basic	3,820,864	3,755,704	3,784,163	3,760,554
Assumed exercise of options	997	89,990	1,154	106,669

Weighted average shares outstanding - diluted	3,821,860	3,845,694	3,785,317	3,867,223

Basic Earnings Per Share	$0.17	$0.23	$0.38	$0.49
Diluted Earnings Per Share	$0.17	$0.23	$0.38	$0.48

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the third quarter of fiscal year 2009, we repurchased 2,210 shares of common stock.  The maximum number of shares that may be repurchased in the future is 438,077.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 -  Freight costs and handling costs incurred are included in operating & selling expenses and were $801,300 and $836,300 for the three months ended November 30, 2008 and 2007, respectively.

For the nine months ended November 30, 2008 and 2007, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,908,300 and $1,953,500.

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

Information by industry segment for the three and nine months ended November 30, 2008 and 2007 follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Publishing	$2,030,800	$2,216,800	$6,267,400	$6,379,900
UBAH	$7,357,400	$7,686,700	$16,863,100	$17,348,500
Other	$—	$—	$—	$—
Total	$9,388,200	$9,903,500	$23,130,500	$23,728,400

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Publishing	$671,700	$698,200	$2,010,900	$1,982,800
UBAH	$1,326,500	$1,680,700	$3,185,500	$3,753,400
Other	$(953,400)	$(972,400)	$(2,863,000)	$(2,785,100)
Total	$1,044,800	$1,406,500	$2,333,400	$2,951,100

Note 8 –The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  On March 1, 2008, we adopted SFAS 157.  The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

In February 2008, the FASB issues FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities except those that are recognized and disclosed at fair value on a recurring basis.  The adoption of those provisions is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  We elected not to apply the fair value option permitted under SFAS 159 to any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  This statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS 141).  The statement requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

Note 9 – Subsequent Events.

On December 11, 2008, we closed on the acquisition of Kane/Miller Book Publishers of La Jolla, California, through the purchase of the outstanding stock of the corporation.  Kane/Miller is a publisher of international children’s titles with over 20 years of experience with approximately 100 titles.  We have maintained the editorial office in La Jolla, California and have consolidated the remaining operations into our Tulsa facility.

On December 1, 2008, the Board of Directors authorized, a one-time special dividend of $.40 to be paid on December 19, 2008 to shareholders of record December 11 2008.

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

The following table shows consolidated statement of income data as a percentage of net revenues.

Earnings as a Percent of Total Revenues

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.5%	34.2%	37.1%	35.4%
Gross margin	63.5%	65.8%	62.9%	64.6%
Operating expenses:
Operating & selling	22.9%	22.0%	24.4%	23.6%
Sales commissions	25.3%	25.4%	22.9%	23.4%
General & administrative	4.4%	4.4%	5.7%	5.3%
Interest	0.0%	0.0%	0.0%	0.0%
Total operating expenses	52.6%	51.8%	53.0%	52.3%
Income from operations	10.9%	14.0%	9.9%	12.3%
Other income	0.2%	0.2%	0.2%	0.2%
Earnings before income taxes	11.1%	14.2%	10.1%	12.5%
Income taxes	4.2%	5.3%	3.8%	4.7%
Net earnings	6.9%	8.9%	6.3%	7.8%

Operating Results for the Three Months Ended November 30, 2008

We earned income before income taxes of $1,044,800 for the three months ended November 30, 2008 compared with $1,406,500 for the three months ended November 30, 2007.

Revenues

	For the Three Months Ended November 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Gross sales	$12,301,200	$12,660,700	$(359,500)	-2.8%
Less discounts & allowances	(3,447,600)	(3,344,200)	(103,400)	3.1%
Transportation revenue	534,600	587,000	(52,400)	-8.9%
Net revenues	$9,388,200	$9,903,500	$(515,300)	-5.2%

The UBAH Division’s gross sales decreased $1,200 during the three month period ending November 30, 2008 when compared with the same quarterly period a year ago.  This decrease consists of a 3% increase in Internet sales, offset by a  26% decrease in school and library sales, a 10% decrease in home party sales and 12% decrease in direct sales.  The decline in home party sales is attributed to a 4% decline in the total number of home shows held and a 6% decrease in the average order size.

The Publishing Division’s gross sales decreased 8.6% or $358,200 during the three month period ending November 30, 2008 when compared with the same quarterly period a year ago.  We attribute this to an 18.6% decrease in inside sales accounts and a 4.5% decrease in sales to major national accounts, offset by a 4.6% increase in smaller retail stores.

The UBAH Division’s discounts and allowances were $1,303,300 and $1,028,200 for the quarterly periods ended November 30, 2008 and 2007, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 16.0% of UBAH’s gross sales for the quarterly period ended November 30, 2008 and 12.6% for the quarterly period ended November 30, 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,144,300 and $2,315,900 for the quarterly periods ended November 30, 2008 and 2007, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.5% of Publishing’s gross sales for the quarterly period ended November 30, 2008 and 51.2% for the quarterly period ended November 30, 2007.

Expenses

	For Three Months Ended November 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Cost of sales	3,424,000	$3,388,900	$35,100	1.0%
Operating & selling	2,149,800	2,178,200	(28,400)	-1.3%
Sales commissions	2,371,300	2,517,400	(146,100)	-5.8%
General & administrative	416,500	434,300	(17,800)	-4.1%
Total	$8,361,600	$8,518,800	$(157,200)	-1.8%

Cost of sales increased 1.0% for the three months ended November 30, 2008 when compared with the three months ended November 30, 2007.  Cost of sales as a percentage of gross sales was 27.8% for the three months ended November 30, 2008 and for the three months ended November 30, 2007 was 26.8%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $289,200 in the quarter ended November 30, 2008 and $294,800 in the quarter ended November 30, 2007.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.5% for the quarter ended November 30, 2008 and 17.2% for the quarter ended November 30, 2007.

Sales commissions in the Publishing Division decreased 1.8% to $33,800 for the three months ended November 30, 2008.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the three months ended November 30, 2008 and 1.7% of net sales for the three months ended November 30, 2007.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 6.2% to $2,337,500 for the three months ended November 30, 2008 as a result of decreased sales from home shows and direct sales, offset by increased internet sales.  UBAH Division sales commissions are paid on retail sales and were 36.3% of retail sales for the three months ended November 30, 2008 and 37.7% of retail sales for the three months ended November 30, 2007.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.8 % and 37.7% for the quarterly periods ended November 30, 2008 and 2007, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Nine Months Ended November 30, 2008

We earned income before income taxes of $2,333,400 for the nine months ended November 30, 2008 compared with $2,951,100 for the nine months ended November 30, 2007.

Revenues

	For the Nine Months Ended November 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Gross sales	$31,444,500	$31,564,800	$(120,300)	-0.4%
Less discounts & allowances	(9,557,000)	(9,163,300)	(393,700)	4.3%
Transportation revenue	1,243,000	1,326,900	(83,900)	-6.3%
Net revenues	$23,130,500	$23,728,400	$(597,900)	-2.5%

The UBAH Division’s gross sales increased 0.6% or $113,800 during the nine month period ending November 30, 2008 when compared with the same nine month period a year ago.  This increase consists of a 17% increase in Internet sales, offset by an 11% decrease in home party sales and a 19% decrease in direct sales.  The decline in home party sales is attributed primarily to a 7% decline in the total number of home shows held and a 5% decrease in average per order sales.

The Publishing Division’s gross sales decreased by 1.8% or $234,100 during the nine month period ending November 30, 2008 when compared with the same nine month period a year ago.  We attribute this to a 7.6% decrease in inside sales accounts, offset by a 3.7% increase in sales to the national chains.

The UBAH Division’s discounts and allowances were $2,872,100 and $2,358,200 for the nine month periods ended November 30, 2008 and 2007, respectively.  The UBAH Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAH Division are at retail.  As a part of the UBAH Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAH Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAH Division’s discounts and allowances were 15.5% of UBAH’s gross sales for the nine month period ended November 30, 2008 and 12.8% for the nine month period ended November 30, 2007.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAH Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $6,684,900 and $6,805,100 for the nine month periods ended November 30, 2008 and 2007, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales for the nine month period ended November 30, 2008 and 51.7% for the nine month period ended November 30, 2007.

Expenses

	For Nine Months Ended November 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
Cost of sales	8,581,600	8,397,400	$184,200	2.2%
Operating & selling	5,640,700	5,607,300	33,400	0.6%
Sales commissions	5,296,900	5,565,200	(268,300)	-4.8%
General & administrative	1,318,400	1,251,600	66,800	5.3%
Total	$20,837,600	$20,821,500	$16,100	0.1%

Cost of sales increased 2.2% for the nine months ended November 30, 2008 when compared with the nine months ended November 30, 2007, consistent with the increase in sales for the period.  Cost of sales as a percentage of gross sales was 27.8% for the nine months ended November 30, 2008 and for the nine months ended November 30, 2007 was 27.2%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $847,000 in the nine months ended November 30, 2008 and $838,600 in the nine months ended November 30, 2007.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAH Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.9% for the nine months ended November 30, 2008 and 17.8% for the nine months ended November 30, 2007.

Sales commissions in the Publishing Division decreased 3.0% to $107,100 for the nine months ended November 30, 2008.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the nine months ended November 30, 2008 and 1.7% of net sales for the nine months ended November 30, 2007.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAH Division decreased 5.1% to $5,189,800 for the nine months ended November 30, 2008, the direct result of decreased sales from home shows and school and library sales in this division.  UBAH Division sales commissions are paid on retail sales and were 35.1% of retail sales for the nine months ended November 30, 2008 and 36.3% of retail sales for the nine months ended November 30, 2007.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% and 37.6% for the nine month period ended November 30, 2008 and 2007, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary sources of cash are operating cash flow and proceeds from the exercise of stock options.  Our primary uses of cash are to repurchase outstanding shares of stock, purchase property and equipment and pay dividends.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 138,434 shares at a cost of $776,800 during the nine month period ended November 30, 2008.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

Our primary source of liquidity is cash generated from operations.  During the first nine months of fiscal year 2009, we experienced a positive cash flow from operating activities of $3,989,600.  Cash flow from operating activities was increased primarily by net income after taxes of $1,452,200, a decrease in inventories of $2,643,700 and increases in current liabilities of $467,500, offset by a net change in net income taxes receivable of $326,200.  Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments.  They tend to be highest in the third quarter when holiday season shipments have arrived and prior to payments being made.

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

Cash used in financing activities was $1,345,600 from dividend payments of $1,526,500, the purchase of $776,800 of treasury stock, offset by the exercise of $848,700 in stock options and the sale of $109,000 in treasury stock.

As of November 30, 2008 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2008, we signed a Tenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $5,000,000 line of credit through June 30, 2009.  Interest is payable monthly at the Wall Street Journal prime-floating rate minus 0.75% (3.25% at November 30, 2008) and borrowings are collateralized by substantially all of our assets. At November 30, 2008 we had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at November 30, 2008.  No borrowings were outstanding under the agreement during the quarter ended November 30, 2008.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or standby letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2008, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAH Division’s sales are paid before the product is shipped.  These sales accounted for 78.4% of net revenues for the quarter ended November 30, 2008 and 77.6% for the quarter ended November 30, 2007.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Our sales return policy allows the customer to return all purchases for an exchange or refund for up to 30 days after the customer receives the item.  Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $84,000 as of November 30, 2008 and February 29, 2008.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $84,600 and $74,400 as of November 30, 2008 and February 29, 2008, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $822,000 at November 30, 2008 and $764,000 at February 29, 2008.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This reserve is based on management’s identification of slow moving inventory on hand at November 30, 2008 and February 29, 2008.  Management has estimated a valuation allowance for both current and noncurrent inventory of $345,000 and $331,200 as of November 30, 2008 and February 29, 2008, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4    CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2008. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

Item I    Legal Proceedings

Not Applicable

Item 1A  RISK FACTORS

No material changes occurred in the risk factors discussed in our Fiscal Year 2008 Form 10-K.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum # of
			Total # of Shares	Shares that May
			Purchased as	be Repurchased
	Total # of Shares	Average Price	Part of Publicly	under the Plan
Period	Purchased	Paid per Share	Announced Plan (1)	(2) (3)
September 1 - 30, 2008	0	N/A	0	440,287
October 1 - 31, 2008	1,417	$4.34	1,417	438,870
November 1 - 30, 2008	793	$4.95	793	438,077
Total	2,210	$4.56	2,210

(1)	All of the shares of common stock set forth in this column (a) were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)

In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 438,077 additional shares of our common stock until 3,000,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.

Item 3     Defaults Upon Senior Securities

Not Applicable

Item 4     Submission of Matters to a vote of Security Holders

Not Applicable

Item 5     OTHER INFORMATION

On December 11, 2008, we closed on the acquisition of Kane/Miller Book Publishers of La Jolla, California, through the purchase of the outstanding stock of the corporation.  Kane/Miller is a publisher of international children’s titles with over 20 years of experience.   They have approximately 100 titles.  We will maintain the editorial office in La Jolla, California and have consolidated the remaining operations into our Tulsa facility.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	January 14, 2009	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.