Form 10-K
period 2009-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2009-05-29
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2008, on the NASDAQ Stock Market, LLC was $20,216,600.

As of May 22, 2009, 3,841,369 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2009 relating to our Annual Meeting of Shareholders to be held on July 23, 2009 are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1.    BUSINESS

(a)  General Development of Business

Educational Development Corporation (“EDC”) is the exclusive United States trade publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).  We were incorporated on August 23, 1965. Our fiscal years end on February 28 (29).

In December 2008, we purchased Kane/Miller Book Publishers and integrated them into our existing distribution markets.  They are award-winning publishers of International children’s books.

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

(b)  Financial Information about Industry Segments

While selling children’s books is our only line of business, we sell them through two divisions:

•                  Home Business Division (“Usborne Books and More” or “UBAM”) - This division distributes books nationwide through independent consultants who hold book showings in individual homes, and through book fairs, direct sales and Internet sales.  The UBAM Consultants also distribute these titles to school and public libraries.

•                  Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2009	2008
Publishing	28%	27%
UBAM	72%	73%
Total revenues	100%	100%

(c)  Narrative Description of Business

Products

As the sole United States trade publisher of the Usborne line of books, we offer over 1,500 different titles.  Many are interactive in nature, including our Touchy-Feely board books, jigsaw puzzle books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books. Many titles are also published in Spanish.  We also own the line of books originally published by Kane/Miller Book Publishers, having purchased them in December 2008.  The majority of the titles in this line originally were published in other countries in their native languages.

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

We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 8,400 consultants in 50 states at February 28, 2009.

Publishing markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets, as well as through in-house marketing by telephone to the trade.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders totaling 34% of the Publishing Division’s sales have been received from major book chains.  During fiscal year 2009, the division continued to expand into mass merchandising outlets such as drug, department and discount stores.

Seasonality

Sales for both divisions are greatest during the Fall due to the holiday season.

Competition

We face competition on two fronts for our UBAM Division from several other larger direct selling companies - for sales and consultants.  However, no other direct selling company exclusively sells children’s books.  Our school and library market faces strong competition from Scholastic Books for the book fair market.

Publishing faces strong competition from large U.S. and international companies.  Historically, this division’s sales are approximately 1.0% of industry sales of juvenile paperbacks.

Employees

As of April 1, 2009, 76 full-time and 2 part-time employees worked at our Tulsa and LaJolla facilities; about half of those are in the assembly/distribution warehouse.  We believe our relations with our employees are good.

Company Reports

Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our Internet website at www.edcpub.com.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We are located at 10302 E. 55th Pl., Tulsa, Oklahoma.  These facilities are owned by us and contain approximately 105,000 square feet of office and warehouse space.  All product distributions are made from this warehouse.  We believe that our operating facility meets both present and future capacity needs.

In 2009, we leased 11,400 square feet of additional warehouse space two blocks from our main facilities.  This space is located at 5432 S. 103rd E. Ave., Tulsa, Oklahoma, and is used to store longer-term inventory requirements.

With the acquisition of Kane/Miller Book Publishers, we also lease a small office in LaJolla, California.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of fiscal year 2009 covered by this report to a vote of our security holders.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol—EDUC).  The high and low closing quarterly common stock quotations for fiscal years 2009 and 2008, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2009		2008
Period	High	Low	High	Low
1st Qtr	6.80	5.26	8.58	7.18
2nd Qtr	6.36	4.85	8.44	5.85
3rd Qtr	5.68	3.13	7.28	5.30
4th Qtr	4.47	3.11	6.59	5.19

The number of shareholders of record of EDC’s common stock at May 8, 2009 was 725.

We paid two $0.40 per share dividends during fiscal year 2009 on May 19, 2008 and December 19, 2008 and a $0.22 per share annual dividend during fiscal year 2008.  We paid a $0.40 per share annual dividend on May 15, 2009 to shareholders of record as of May 8, 2009.

The following table shows repurchases of our Common Stock which we made during the fourth quarter of fiscal year 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total # of Shares	Maximum # of
			Purchased as	Shares that May
	Total # of Shares	Average Price	Part of Publicly	be Repurchased
Period	Purchased	Paid per Share	Announced Plan (1)	under the Plan

December 1 - 31, 2008	2,909	$4.05	2,909	437,657
January 1 - 31, 2009	3,499	$4.06	3,499	434,158
February 1 - 28, 2009	6	$3.98	6	434,152
Total	6,414	$5.68	6,414

(1) In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998.  This plan has no expiration date.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company and is not required to provide this information.

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

Management Summary

Educational Development Corporation is the sole distributor in the United States of the Usborne line of children’s books.  We operate two separate divisions, Publishing and Usborne Books and More (“UBAM”), to sell these books.  Our Corporate headquarters, including the distribution facility for both divisions, is located in Tulsa, Oklahoma.

These two divisions each have their own customer base.  The Publishing Division markets its products on a wholesale basis to various retail accounts.  The UBAM Division markets its products to individual consumers as well as to school and public libraries through direct-selling consultants.

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  Sales in the book industry were approximately $24.3 billion for calendar year 2008.  Sales in the trade industry, defined as wholesale sales to retailers, were approximately $8.1 billion for calendar year 2008.

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

Publishing Division Sales by Market Type

	FY 2009	FY 2008
National chain stores	34%	32%
All other	66%	68%
Total net sales	100%	100%

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

The Publishing Division’s in-house telesales group targets the smaller independent book and gift store market.  Our semi-annual, full-color, 160-page catalogs, are mailed to over 5,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

Net Revenues for Publishing Division

	FY 2009	FY 2008
Net Revenues	$8,126,000	$8,144,100

Publishing Division’s net revenues decreased $18,100 in fiscal year 2009 from fiscal year 2008, or 0.2%.  Net revenues were down 5% for inside sales, offset by an increase of 5% for national chain stores.

Usborne Books and More (“UBAM”) Division

The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as school and public libraries.  Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.

An important factor in the continued growth of the UBAM Division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants recruit new sales consultants.  UBAM makes it easy to recruit by providing low-cost signing kits.  For one month, kits containing sample products and supplies were free to new recruits when a minimum dollar home show was submitted by the new recruit.  UBAM provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

Consultants During Year

	FY 2009	FY 2008
New Sales Representatives	6,000	5,500
Active Sales Representatives End of Fiscal Year	8,400	7,900

The UBAM Division presently has six levels of sales representatives:

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

Percent of Net Revenues by UBAM Marketing Program

	FY 2009	FY 2008
Home Shows	37%	39%
Direct Sales	2%	3%
School & Library, including Book Fair	38%	36%
Internet	13%	11%
Transportation Revenue	10%	11%
Totals	100%	100%

Number of Orders by UBAM Marketing Program

	FY 2009	FY 2008
Home Shows	31,000	33,900
Direct Sales	5,600	6,500
School & Library	12,800	11,700
Internet	51,500	47,800
	100,900	99,900

Net revenues from home shows declined 14% or $895,600 during fiscal year 2009.  This was a combination of per order averages which were down 6% and a lower number of orders placed during the period.  Homes shows were the original marketing program when UBAM began in 1989.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues from direct sales declined 17% or $67,700 during fiscal year 2009.  This resulted from a 14% decrease in the number of orders placed during the year and a 3% decrease in the per order average.  Direct sales are sales without a hostess being involved.  This program makes it possible for consultants to work directly out of their homes by selling to friends, neighbors and other customers.  It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show.  The UBAM Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, including book fairs, increased 1% or $61,100 during fiscal year 2009.  The number of orders placed during the year were up 9% while the per order average decreased 7%.  Our book fair program is comparable to Scholastic’s program, which continues to dominate the book fair market.  Many schools hold joint book fairs with UBAM and our competitors, but in many cases, UBAM book fairs have been the only participant.

School and library sales are restricted to consultants who have received additional, specialized training which allows them to sell to schools and libraries.  The UBAM consultant is the only source that a library or school has for library-bound Usborne books.  They are not available through any of the school supply distribution companies.

Book fairs can be held with almost any organization as the sponsor.  The consultant provides promotional materials to acquaint parents with the books.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This is a pledge-based reading incentive program that provides cash and books to the organization and books for the children.

Internet sales continue to show growth for UBAM, increasing 12% or $201,300 during fiscal year 2009.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal monthly fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.  Web-only specials are changed frequently and have proved successful, contributing to the growth in this market.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

We believe that the UBAM Division has the greatest growth potential for us.  While there are many multi-level companies in the United States, UBAM is the only one exclusively selling books.  We believe this is a fertile market with excellent opportunities for continued growth.  The keys to future growth in the UBAM Division are recruiting and retaining consultants.

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

During fiscal year 2009 we experienced a positive cash flow from operations of $4,010,600.  Cash flow from operations was increased by a decrease in inventories of $2,095,700 and an increase in current liabilities of $105,000, offset by a decrease in other assets of $148,800.

Cash used in investing activities was $740,300 primarily due to $709,800 related to the Kane/Miller Book Publishers acquisition as well as $30,500 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2010 will be less than $500,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $2,814,400 which was primarily due to dividend payments of $3,055,900, and $802,800 paid to acquire treasury stock.  These were offset by cash received from financing activities of $848,700 from the exercise of stock options and $195,600 from the sale of treasury stock.  In September 2002, the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2009 and 2008 we paid 160% and 36%, respectively, of net earnings as a cash dividend.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues

	FY 2009	FY 2008
Net revenues	100.0%	100.0%
Cost of sales	36.0%	35.2%
Gross margin	64.0%	64.8%
Operating expenses:
Operating & selling	25.0%	24.3%
Sales commissions	22.6%	23.4%
General & administrative	6.3%	5.4%
Total operating expenses	53.9%	53.1%
Income from Operations	10.1%	11.7%
Other income	0.6%	0.5%
Earnings before income taxes	10.7%	12.2%
Income taxes	4.2%	4.6%
Net earnings	6.5%	7.6%

Fiscal Year 2009 Compared with Fiscal Year 2008

The following presents an overview of our results of operations for the years ended February 28, 2009 and February 29, 2008.  We had earnings before income taxes of $3,138,900 for fiscal year 2009 compared with $3,732,100 for fiscal year 2008.

	Revenues		$ Increase/
	FY 2009	FY 2008	(decrease)
Gross sales	$40,283,500	$40,600,300	$(316,800)
Less discounts & allowances	(12,462,200)	(11,806,700)	(655,500)
Transportation revenue	1,577,100	1,727,100	(150,000)
Net revenues	$29,398,400	$30,520,700	$(1,122,300)

The UBAM Division’s gross sales decreased 1.1% or $257,600 during FY 2009 when compared with FY 2008.  This decrease is attributable to lower sales in the home party, direct sale market, and school and library/book fair market, offset by increased sales in the internet markets.  Average sales per order for this division were down 6.2%, while the overall number of orders was up 1.0% primarily due to additional book fair and internet sales orders.  The Publishing Division’s gross sales decreased 0.4% or $59,200 during FY 2009 when compared with FY 2008.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $8.7 million in both fiscal years 2009 and 2008.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales in both fiscal year 2009 and 2008.

The UBAM Division’s discounts and allowances were $3.8 million in fiscal year 2009 and $3.1 million in fiscal year 2008.  Most sales in the UBAM Division are at retail.  As a part of the UBAM

Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 16.1% of UBAM’s gross sales in fiscal year 2009 and 13.0% in fiscal year 2008.

Transportation revenues decreased $150,000 in fiscal year 2009 relatively consistent with the decrease in sales during the year.

	Expenses		$ Increase/
	FY 2009	FY 2008	(decrease)
Cost of sales	$10,581,600	$10,750,200	$(168,600)
Operating & selling	7,358,300	7,424,500	(66,200)
Sales commissions	6,645,100	7,137,600	(492,500)
General & administrative	1,849,300	1,653,100	196,200
Total	$26,434,300	$26,965,400	$(531,100)

Cost of sales decreased approximately 1.6% in fiscal year 2009 when compared with fiscal year 2008.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 70% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,114,300 in FY2009 and $1,132,000 in FY2008.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.3% for both fiscal years 2009 and 2008.

Sales commissions in the Publishing Division increased $1,000 for the fiscal year ended 2009.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales in both fiscal years 2009 and 2008.

Sales commissions in the UBAM Division decreased $493,500.  UBAM Division sales commissions are paid on retail sales and were 36.0% for fiscal year 2009 and 36.3% for fiscal year 2008. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The decrease in sales commissions is the result of lower sales in the UBAM Division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses as a percentage of gross sales were 4.6% for fiscal year 2009 and 4.1% for fiscal year 2008.

The tax provision for fiscal year 2009 was $1,226,300.  The effective rate for fiscal year 2009 was 39.1% and for fiscal year 2008 was 37.7%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

Contractual Obligations

The registrant is a smaller reporting company and is not required to provide this information.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 72% of net revenues in fiscal year 2009 and 73% of net revenues in fiscal year 2008.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $84,000 as of February 28, 2009 and February 29, 2008.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $92,900 as of February 28, 2009 and $74,400 as of February 29, 2008.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $913,000 and $764,000 at February 28, 2009 and February 29, 2008, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $370,000 and $331,200 as of February 28, 2009 and February 29, 2008, respectively.

Our product line contains approximately 1,500 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a four to six-month lead-time to have a title reprinted and delivered to us.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations” (SFAS 141R).  The statement requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of these provisions is not expected to have a material effect on our financial position or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 begins at page 25.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure within the twenty-four months prior to February 28, 2009.

Item 9.A       CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2009. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2009.

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

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2009.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.               Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.  Exhibits

3.1

Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-4957).

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

10.7

Amendment dated November 12, 2002 to Usborne Agreement — Contractual agreement by and between we and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Tenth Amendment dated June 30, 2008 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 29, 2009	By	/s/ Marilyn Welborn
Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 29, 2009	/s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and Director

	May 29, 2009	/s/ John A. Clerico
John A. Clerico, Director

	May 29, 2009	/s/ Dean Cosgrove
G. Dean Cosgrove, Director

	May 29, 2009	/s/ James F. Lewis
James F. Lewis, Director

	May 29, 2009	/s/ Marilyn Welborn
Marilyn Welborn
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2009 and February 29, 2008, and the related statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Educational Development Corporation as of and for the year ended February 29, 2008, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

May 29, 2009

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 28(29)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,896,200	$2,440,300
Accounts receivable, less allowance for doubtful accounts and sales returns $176,900 (2009) and $158,400 (2008)	3,253,000	2,611,800
Inventories—Net	10,302,600	11,818,700
Prepaid expenses and other assets	306,800	112,000
Deferred income taxes	225,500	197,100
Total current assets	16,984,100	17,179,900

INVENTORIES—Net	568,000	459,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,278,400	2,382,800

OTHER ASSETS	60,400	—

DEFERRED INCOME TAXES	50,500	43,300

TOTAL	$19,941,400	$20,065,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,653,200	$2,456,900
Accrued salaries and commissions	504,500	559,000
Current maturities of long-term debt	150,000
Income taxes payable	102,200	56,200
Other current liabilities	486,200	195,800
Total current liabilities	3,896,100	3,267,900

LONG-TERM NOTES PAYABLE, net of current maturities	150,000	—

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares;
Issued 6,039,040 (2009) and 5,806,840 (2008) shares;
Outstanding 3,838,461 (2009) and 3,706,745 (2008) shares	1,207,800	1,161,400
Capital in excess of par value	8,508,400	7,706,100
Retained earnings	18,062,800	19,206,100
	27,779,000	28,073,600
Less treasury stock, at cost	(11,883,700)	(11,276,500)
	15,895,300	16,797,100

TOTAL	$19,941,400	$20,065,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 28(29),

	2009	2008

GROSS SALES	$40,283,500	$40,600,300
Less discounts and allowances	(12,462,200)	(11,806,700)
Transportation revenue	1,577,100	1,727,100
NET REVENUES	29,398,400	30,520,700
COST OF SALES	10,581,600	10,750,200
Gross margin	18,816,800	19,770,500

OPERATING EXPENSES:
Operating and selling	7,358,300	7,424,500
Sales commissions	6,645,100	7,137,600
General and administrative	1,849,300	1,653,100
	15,852,700	16,215,200

OTHER INCOME	174,800	176,800

EARNINGS BEFORE INCOME TAXES	3,138,900	3,732,100

INCOME TAXES	1,226,300	1,407,700

NET EARNINGS	$1,912,600	$2,324,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.50	$0.62
Diluted	$0.50	$0.60

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,796,709	3,748,121
Diluted	3,797,785	3,859,937

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28(29),

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—February 28, 2007	5,791,840	$1,158,400	$7,649,100	$17,707,700	2,034,517	$(10,853,900)	$15,661,300

Purchases of treasury stock					81,059	(504,900)	(504,900)
Sales of treasury stock					(15,481)	82,300	82,300
Exercise of options($4.00/sh)	15,000	3,000	57,000				60,000
Dividends paid ($0.22/share)				(826,000)			(826,000)
Net earnings				2,324,400			2,324,400
BALANCE—February 29, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100

Purchases of treasury stock					144,848	(802,800)	(802,800)
Sales of treasury stock					(44,364)	195,600	195,600
Exercise of options($3.66/sh)	232,200	46,400	802,300				848,700
Dividends paid ($0.80/share)				(3,055,900)			(3,055,900)
Net earnings				1,912,600			1,912,600
BALANCE—February 28, 2009	6,039,040	$1,207,800	$8,508,400	$18,062,800	2,200,579	$(11,883,700)	$15,895,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28(29)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,912,600	$2,324,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	139,800	139,400
Deferred income taxes	(35,600)	26,700
Provision for doubtful accounts and sales returns	1,070,600	1,527,200
Changes in assets and liabilities:
Accounts receivable	(1,174,700)	(1,286,300)
Inventories	2,095,700	569,400
Prepaid expenses and other assets	(148,800)	(16,600)
Accounts payable, accrued salaries and commissions, and other current liabilities	105,000	(828,900)
Income tax payable	46,000	56,200
Total adjustments	2,098,000	187,100

Net cash provided by operating activities	4,010,600	2,511,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire Kane/Miller	(50,000)	—
Payment on Kane/Miller obligation at closing, net of cash received	(659,800)	—
Purchases of property and equipment	(30,500)	(136,900)

Net cash used in investing activities	(740,300)	(136,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	848,700	60,000
Cash received from sale of treasury stock	195,600	82,300
Cash paid to acquire treasury stock	(802,800)	(504,900)
Dividends paid	(3,055,900)	(826,000)

Net cash used in financing activities	(2,814,400)	(1,188,600)

NET INCREASE IN CASH AND CASH EQUIVALENTS	455,900	1,186,000

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	2,440,300	1,254,300

CASH AND CASH EQUIVALENTS—END OF YEAR	$2,896,200	$2,440,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,215,100	$1,321,500
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING & FINANCING ACTIVITIES
Promissory Note to former Shareholders of Kane/Miller	$300,000	—

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—We distribute books and publications through our Publishing and Usborne Books and More (“UBAM”) Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the sole U.S. distributor of books and related items, which are published by an England-based publishing company, Usborne, our primary supplier.  In December 2008, we acquired Kane/Miller Publishers and entered the direct publishing market.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $7.3 million and $9.7 million for the fiscal years ended February 28, 2009 and February 29, 2008, respectively.  Total inventory purchases for those same periods were approximately $10.6 million and $12.3 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks.  We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At times, cash balances may be in excess of the FDIC insurance limit.  The majority of payments due from banks for third party credit card transactions process within two business days.  Amounts due are classified as cash and cash equivalents at February 28, 2009 and February 29, 2008.

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

Inventories—Inventories are stated at the lower of cost or market.  Cost is determined using the FIFO method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2009 and February 29, 2008.

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

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for us on March 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

We classify interest and penalties associated with income taxes as a component of income tax expense on the statement of earnings.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 72% of net revenues in FY 2009 and 73% of net revenues in FY 2008. The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $84,000 as of February 28, 2009 and February 29, 2008.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $106,200 in FY 2009 and $127,900 in FY 2008.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,438,800 for FY 2009 and $2,548,700 for FY 2008.

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

The following reconciles the diluted earnings per share:

	Year Ended February 28(29),
	2009	2008
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$1,912,600	$2,324,400

Shares:
Weighted average shares outstanding–basic	3,796,709	3,748,121
Assumed exercise of options	1,076	111,816

Weighted average shares outstanding–diluted	3,797,785	3,859,937

Diluted Earnings Per Share	$0.50	$0.60

There were no stock options for the fiscal years ended February 28, 2009 and February 29, 2008 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2009 and February 29, 2008.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of these provisions is not expected to have a material effect on our financial position or results of operations.

2.   INVENTORIES

Inventories consist of the following:

	February 28(29),
	2009	2008
Current:
Book inventory	$10,327,600	$11,844,900
Inventory valuation allowance	(25,000)	(26,200)

Inventories net–current	$10,302,600	$11,818,700

Noncurrent:
Book inventory	$913,000	$764,000
Inventory valuation allowance	(345,000)	(305,000)

Inventories net–noncurrent	$568,000	$459,000

3.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28(29),
	2009	2008
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,157,300	2,129,100
Furniture and fixtures	74,100	66,900
	4,606,100	4,570,700
Less accumulated depreciation	(2,327,700)	(2,187,900)
	$2,278,400	$2,382,800

4.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28, 2009 and February 29, 2008 are as follows:

	2009	2008
Current:
Deferred tax assets:
Allowance for doubtful accounts	$35,300	$28,300
Inventory overhead capitalization	79,200	90,400
Allowance for slow moving inventory	9,500	10,000
Allowance for sales returns	31,900	31,900
Accruals	69,600	36,500

Deferred tax assets	225,500	197,100

Deferred tax asset–Net	$225,500	$197,100

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$131,800	$115,900

Deferred tax assets	131,800	115,900

Deferred tax liabilities:
Property and equipment	(81,300)	(72,600)

Deferred tax liabilities	(81,300)	(72,600)

Deferred tax asset–Net	$50,500	$43,300

Management has determined that no valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	As of February 28(29),
	2009	2008
Current:
Federal	$1,066,500	$1,160,000
State	195,400	220,000
	1,261,900	1,380,000

Deferred:
Federal	(30,000)	23,200
State	(5,600)	4,500
	(35,600)	27,700

Total income tax expense	$1,226,300	$1,407,700

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	As of Fiscal Year End February 28(29),
	2009	2008
Tax expense at federal statutory rate	$1,067,600	$1,270,500
State income tax–net of federal tax benefit	124,000	147,600
Other	34,700	(10,400)

Total income tax expense	$1,226,300	$1,407,700

We file our tax returns in the US and certain state jurisdictions. The federal and state returns open for examination include the years ended February 28, 2006, February 28, 2007, February 29, 2008 and February 28, 2009.

5.                    EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $80,700 and $64,700 in the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

6.                    DEBT

We have a $5,000,000 revolving credit agreement, with interest payable monthly at prime minus 0.75% (2.50% at February 28, 2009), collateralized by substantially all of our assets and maturing on June 30, 2009.  Available credit under the revolving credit agreement was $5,000,000 at February 28, 2009.  This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2009 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

We had no borrowings outstanding on the above revolving credit agreement at February 28, 2009 and February 29, 2008.

The following table provides a summary of our notes payable as of February 28:

2009
Notes payable to former Kane/Miller shareholders, payments due annually maturing 2011	$300,000
Less current maturities	(150,000)

Long-term notes payable, less current maturities	$150,000

7.                    COMMITMENTS

At February 28, 2009, we had outstanding purchase commitments for inventory totaling approximately $4,713,000.

The following table provides a summary of our future lease obligations as of February 28, 2009:

	Total	2010	2011	2012	2013	2014
Total lease payments due	$162,000	$63,700	$51,300	$47,000	$—	$—

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

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2009 expire beginning in July 2010 through March 2014.

A summary of the status of our Incentive Plans as of February 28, 2009 and February 29, 2008, and changes during the years then ended is presented below:

	February 28, 2009		February 29, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Beginning of Year	235,200	$3.67	250,200	$3.69

Granted	—	—	—	—

Exercised/canceled	(232,200)	(3.66)	(15,000)	(4.00)

Outstanding at End of Year	3,000	$4.79	235,200	$3.67

The following table summarizes information about stock options outstanding at February 28, 2009:

	Number	Weighted Average
	Outstanding	Remaining
Weighted Average	at February 29,	Contractual
Exercise Price	2008	Life (Years)

$2.19	2,000	1.4
$10.00	1,000	5.0
	3,000

All options outstanding are exercisable at February 28, 2009.

No options were granted during the three fiscal years ended February 28, 2009.

9.                    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2009 and February 29, 2008.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2009
First quarter	$7,374,800	$4,703,700	$479,700	$0.13	$0.13
Second quarter	6,367,500	3,881,000	323,000	0.08	0.08
Third quarter	9,388,200	5,964,200	649,500	0.17	0.17
Fourth quarter	6,267,900	4,267,900	460,400	0.12	0.12

Total year	$29,398,400	$18,816,800	$1,912,600	$0.50	$0.50

2008
First quarter	$7,606,400	$4,899,900	$585,300	$0.16	$0.15
Second quarter	6,218,500	3,916,500	379,800	0.10	0.10
Third quarter	9,903,500	6,514,600	876,800	0.23	0.23
Fourth quarter	6,792,300	4,439,500	482,500	0.13	0.12

Total year	$30,520,700	$19,770,500	$2,324,400	$0.62	$0.60

10.             BUSINESS SEGMENTS

We have two reportable segments: Publishing and Usborne Books and More (“UBAM”) which are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.

•

The Publishing Division markets its products to retail accounts, which include book, toy and gift stores, school supply stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.

•

UBAM markets its product line through a nationwide network of independent sales consultants using a combination of direct sales, home shows and book fairs. The UBAM Division also distributes to school and public libraries.

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

Information by industry segment for the years ended February 28, 2009 and February 29, 2008 is set forth below:

NET REVENUES

	2009	2008
Publishing	$8,126,000	$8,144,100
UBAH	$21,272,400	$22,376,600
Other	$—	$—
Total	$29,398,400	$30,520,700

EARNINGS (LOSS) BEFORE INCOME TAXES

	2009	2008
Publishing	$2,609,700	$2,507,600
UBAH	$4,277,100	$4,856,800
Other	$(3,747,900)	$(3,632,300)
Total	$3,138,900	$3,732,100

11.             STOCK REPURCHASE PLAN

In April 2004 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998.  In April 2008, we reached the repurchase limit and the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2009, we purchased 144,848 shares of common stock at an average price of $5.54 per share totaling approximately $802,800.  The maximum number of shares that may be repurchased in the future is 434,152.

12.             BUSINESS COMBINATION

On December 11, 2008, we acquired all of the outstanding shares of Kane/Miller Book Publishers, Inc.  Kane/Miller’s operations were absorbed into our existing lines of business and have been included in the financial statements since that date.  Kane/Miller is a publisher of international children’s books.  The aggregate purchase price was $125,000, of which $50,000 was paid at closing.  In addition, we paid approximately $705,000 at closing consisting primarily of payments to liquidate a Kane/Miller line of credit and notes to shareholders.  The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.  No goodwill was recognized as a result of this acquisition.

13.             SUBSEQUENT EVENT

On April 23, 2009, we announced that we would pay a $0.40 per share regular dividend to shareholders of record as of May 5, 2009.  This dividend was paid on May 15, 2009.

******