Form 10-Q
period 2009-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2009-07-15
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

As of July 13, 2009 there were 3,866,999 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2009	February 28, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,204,300	$2,896,200
Accounts receivable, less allowance for doubtful accounts and sales returns $194,900 (May 31) and $176,900 (February 28)	3,642,800	3,253,000
Inventories—Net	11,433,400	10,302,600
Income taxes receivable	50,400	—
Prepaid expenses and other assets	236,500	306,800
Deferred income taxes	232,300	225,500
Total current assets	16,799,700	16,984,100

INVENTORIES—Net	437,000	568,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,243,900	2,278,400

OTHER ASSETS	60,400	60,400
DEFERRED INCOME TAXES	50,500	50,500

TOTAL ASSETS	$19,591,500	$19,941,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,682,700	$2,653,200
Accrued salaries and commissions	474,900	504,500
Current maturities of long-term debt	150,000	150,000
Income taxes payable	—	102,200
Other current liabilities	260,800	486,200
Total current liabilities	4,568,400	3,896,100

LONG-TERM NOTES PAYABLE, net of current maturities	150,000	150,000

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (May 31) and 6,039,040 (February 28) shares; Outstanding 3,866,999 (May 31) and 3,838,461 (February 28) shares	1,207,800	1,207,800
Capital in excess of par value	8,508,400	8,508,400
Retained earnings	16,941,600	18,062,800
	26,657,800	27,779,000
Less treasury stock, at cost	(11,784,700)	(11,883,700)
	14,873,100	15,895,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,591,500	$19,941,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2009	2008

GROSS SALES	$8,753,100	$9,816,200
Less discounts and allowances	(2,640,400)	(2,792,300)
Transportation revenue	277,900	350,900
NET REVENUES	6,390,600	7,374,800
COST OF SALES	2,300,200	2,671,100
Gross margin	4,090,400	4,703,700

OPERATING EXPENSES:
Operating and selling	1,583,500	1,842,200
Sales commissions	1,362,000	1,667,100
General and administrative	505,900	440,800
	3,451,400	3,950,100

OTHER INCOME	27,000	14,400

EARNINGS BEFORE INCOME TAXES	666,000	768,000

INCOME TAXES	250,600	288,300

NET EARNINGS	$415,400	$479,700

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,843,847	3,704,755
Diluted	3,844,859	3,706,015

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2009

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2009	6,039,040	$1,207,800	$8,508,400	$18,062,800	2,200,579	$(11,883,700)	$15,895,300
Purchases of treasury stock	—	—	—	—	637	(3,100)	(3,100)
Sales of treasury stock	—	—	—	—	(29,175)	102,100	102,100
Dividends paid ($.40/share)	—	—	—	(1,536,600)	—	—	(1,536,600)
Net earnings	—	—	—	415,400	—	—	415,400
BALANCE—May 31, 2009	6,039,040	$1,207,800	$8,508,400	$16,941,600	2,172,041	$(11,784,700)	$14,873,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:	$(254,300)	$860,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(12,000)

Net cash used in investing activities	—	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	—	848,700
Cash paid to acquire treasury stock	(3,100)	(702,400)
Cash received from sale of treasury stock	102,100	82,100
Dividends paid	(1,536,600)	(1,526,500)

Net cash used in financing activities	(1,437,600)	(1,298,100)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,691,900)	(450,100)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,896,200	2,440,300

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,204,300	$1,990,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$410,000	$400,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 -      The information shown with respect to the three months ended May 31, 2009 and 2008, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2009 and 2008, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2009.

Note 2 — Effective June 30, 2009, we signed an Eleventh Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2010.  Interest is payable monthly at the greater of 5.00% or the Wall Street Journal prime-floating rate minus 0.75% (3.25% at May 31, 2009) and borrowings are collateralized by substantially all the assets of the Company.  At May 31, 2009 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $5,000,000 at May 31, 2009 and during the quarter then ended.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2010 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2009, we had no letters of credit outstanding.

Note 3 - Inventories consist of the following:

	2009
	May 31,	February 28,
Current:
Book inventory	$11,459,900	$10,327,600
Inventory valuation allowance	(26,500)	(25,000)

Inventories net—current	$11,433,400	$10,302,600

Noncurrent:
Book inventory	$743,000	$913,000
Inventory valuation allowance	(306,000)	(345,000)

Inventories net—noncurrent	$437,000	$568,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $3.4 million and $1.8 million for the three months ended May 31, 2009 and 2008, respectively.  Total inventory purchases from all suppliers were approximately $4.2 million and $2.0 million for the three months ended May 31, 2009 and 2008, respectively.

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

Earnings Per Share:

	Three Months Ended May 31,
	2009	2008

Net earnings applicable to common shareholders	$415,400	$479,700

Shares:

Weighted average shares outstanding - basic	3,843,847	3,704,755
Assumed exercise of options	1,012	1,260

Weighted average shares outstanding - diluted	3,844,859	3,706,015

Basic Earnings Per Share	$0.11	$0.13
Diluted Earnings Per Share	$0.11	$0.13

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2010, we repurchased 637 shares of common stock.  The maximum number of shares that may be repurchased in the future is 433,515.

Note 5 — We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $478,600 and $569,600 for the three months ended May 31, 2009 and 2008, respectively.

Note 7 — We have two reportable segments:  Publishing and Usborne Books and More (“UBAM”).  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  The Publishing Division markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.  The UBAM Division markets its product line through a network of independent sales consultants through a combination of direct sales, home shows, book fairs and the Internet.

The accounting policies of the segments are the same as those of the rest of the Company.  We evaluate segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses.  Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” row.  Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management.  Our assets and liabilities are not allocated on a segment basis.

Information by industry segment for the three months ended May 31, 2009 and 2008 follows:

NET REVENUES

	Three Months Ended May 31,
	2009	2008
Publishing	$1,981,800	$1,914,200
UBAM	$4,408,800	$5,460,600
Other	$—	$—
Total	$6,390,600	$7,374,800

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2009	2008
Publishing	$661,700	$572,100
UBAM	$1,014,100	$1,154,400
Other	$(1,009,800)	$(958,500)
Total	$666,000	$768,000

Note 8 —The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  This statement amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning after December 15, 2008.  On March 1, 2009, we adopted SFAS 160.  The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations” (SFAS 141R).  The statement requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.  On March 1, 2009, we adopted SFAS 141R.  The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

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

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after

June 15, 2009. Management is currently assessing the impact of the adoption of SFAS 165 but does not expect the adoption to have a material effect on our financial position or results of operations.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (SFAS 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently assessing the impact of the adoption of SFAS 168 but does not expect the adoption to have a material effect on our financial position or results of operations.

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

Overview

We operate two separate divisions, Publishing and Usborne Books and More (“UBAM”), to sell the Usborne and Kane/Miller lines of children’s books.  These two divisions each have their own customer base.  The Publishing Division markets its products on a wholesale basis to various retail accounts.  The UBAM Division markets its products to individual consumers as well as school and public libraries.

The following table shows consolidated statements of income data as a percentage of net revenues.

Earnings as a Percent of Total Revenues

	Three Months Ended May 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of sales	36.0%	36.2%
Gross margin	64.0%	63.8%
Operating expenses:
Operating & selling	24.8%	25.0%
Sales commissions	21.3%	22.6%
General & administrative	7.9%	6.0%
Total operating expenses	54.0%	53.6%
Income from operations	10.0%	10.2%
Other income	0.4%	0.2%
Earnings before income taxes	10.4%	10.4%
Income taxes	3.9%	3.9%
Net earnings	6.5%	6.5%

Operating Results for the Three Months Ended May 31, 2009

We earned income before income taxes of $666,000 for the three months ended May 31, 2009 compared with $768,000 for the three months ended May 31, 2008.

Revenues

	For the Three Months Ended May 31,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Gross sales	$8,753,100	$9,816,200	$(1,063,100)	(10.8)%
Less discounts & allowances	(2,640,400)	(2,792,300)	151,900	(5.4)%
Transportation revenue	277,900	350,900	(73,000)	(20.8)%
Net revenues	$6,390,600	$7,374,800	$(984,200)	(13.3)%

The UBAM Division’s gross sales decreased $1,118,300 during the three month period ending May 31, 2009 when compared with the same quarterly period a year ago.  This decrease consists of decreases in internet sales of 29%, 21% in home party sales, 13% school and library sales, and a 7% decrease in direct sales.  The decline in home party sales is attributed to a 17% decline in the total number of home shows held and a 5% decrease in the average order size.

The Publishing Division’s gross sales increased $55,200 during the three month period ending May 31, 2009 when compared with the same quarterly period a year ago.  We attribute this to a 27.0% increase in sales to major national accounts, a 9.7% increase in sales to smaller retail stores, offset by a 6.3% decrease in inside sales accounts.

The UBAM Division’s discounts and allowances were $597,800 and $737,500 for the quarterly periods ended May 31, 2009 and 2008, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 12.6% of UBAM’s gross sales for the quarterly periods ended May 31, 2009 and 2008.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,042,600 and $2,054,800 for the quarterly periods ended May 31, 2009 and 2008, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 50.9% of Publishing’s gross sales for the quarterly period ended May 31, 2009 and 51.9% for the quarterly period ended May 31, 2008.

Expenses

	For the Three Months Ended May 31,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Cost of sales	2,300,200	$2,671,100	$(370,900)	-13.9%
Operating & selling	1,583,500	1,842,200	(258,700)	-14.0%
Sales commissions	1,362,000	1,667,100	(305,100)	-18.3%
General & administrative	505,900	440,800	65,100	14.8%
Total	$5,751,600	$6,621,200	$(869,600)	-13.1%

Cost of sales decreased 13.9% for the three months ended May 31, 2009 when compared with the three months ended May 31, 2008.  Cost of sales as a percentage of gross sales was 26.3% for the three months ended May 31, 2009 and for the three months ended May 31, 2008 was 27.2%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $286,500 in the quarter ended May 31, 2009 and $284,100 in the quarter ended May 31, 2008.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.1% for the quarter ended May 31, 2009 and 18.8% for the quarter ended May 31, 2008.

Sales commissions in the Publishing Division increased 10.4% to $39,200 for the three months ended May 31, 2009.  Publishing Division sales commissions are paid on net sales and were 2.0% of net sales for the three months ended May 31, 2009 and 1.9% of net sales for the three months ended May 31, 2008.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 18.9% to $1,322,800 for the three months ended May 31, 2009 as a result of decreases in internet sales, home show sales, school and library sales and direct sales.  UBAM Division sales commissions are paid on retail sales and were 36.8% of retail sales for the three months ended May 31, 2009 and 33.4% of retail sales for the three months ended May 31, 2008.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.6 % and 37.5% for the quarterly periods ended May 31, 2009 and 2008, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is operating cash flow.  Our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 637 shares at a cost of $3,100 during the quarter ended May 31, 2009.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

Our primary source of liquidity is cash generated from operations.  During the first three months of fiscal year 2010, we experienced a negative cash flow from operating activities of $254,300.  Cash flow from operating activities was decreased primarily due to an increase in inventories of $999,800, an increase in accounts receivable of $389,800 and an increase in income taxes payable/receivable of $152,600, offset by net income after taxes of $415,400, an increase in current liabilities of $774,500 and a decrease in prepaid expenses and other current assets of $70,300.  Fluctuations in accounts payable and accrued expenses involve timing of shipments received from our principal supplier and the payments associated with these shipments.  They tend to be highest in the third quarter when holiday season shipments have arrived and prior to payments being made, although in fiscal year 2010, we received a larger volume of shipments during the first quarter due to our inventory stock being down at fiscal year end.

We believe that in fiscal year 2010 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We estimate that total cash used in investing activities for fiscal year 2010 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $1,437,600 from dividend payments of $1,536,600, the purchase of $3,100 of treasury stock, offset by the sale of $102,100 in treasury stock.

As of May 31, 2009 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2009, we signed an Eleventh Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2010.  Interest is payable monthly at the greater of 5.00% or the Wall Street Journal prime-floating rate minus 0.75% (3.25% at May 31, 2009) and borrowings are collateralized by substantially all of our assets. At May 31, 2009 we had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $5,000,000 at May 31, 2009.  No borrowings were outstanding under the agreement during the quarter ended May 31, 2009.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2010 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2009, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 69.0% of net revenues for the quarter ended May 31, 2009 and 72.9% for the quarter ended May 31, 2008.  The provisions of the SEC Staff Accounting Bulletin No.104, “Revenue Recognition in Financial Statements,” have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2009 and $84,000 as of February 28, 2009.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $94,900 and $92,900 as of May 31, 2009 and February 28, 2009, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $743,000 at May 31, 2009 and $913,000 at February 28, 2009.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $332,500 and $370,000 as of May 31, 2009 and February 28, 2009, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4              CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2009. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

PART II  OTHER INFORMATION

Item 1              LEGAL PROCEEDINGS

Not Applicable.

Item 1A    RISK FACTORS

Not required by smaller reporting company.

Item 2              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1 -31, 2009	—	N/A	—	434,152
April 1 - 30, 2009	500	$4.65	500	433,652
May 1 - 31, 2009	137	$5.51	137	433,515
Total	637	$4.84	637

(1)             All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)             In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 433,515 additional shares of our common stock until 3,000,000 shares have been repurchased.

(3)             There is no expiration date for the repurchase plan.

Item 3              DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5              OTHER INFORMATION

None

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	July 15, 2009	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.