Form 10-Q
period 2009-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2010-01-14
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 13, 2010 there were 3,878,307 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2009	February 28, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,756,800	$2,896,200
Accounts receivable, less allowance for doubtful accounts and sales returns of $222,100 (November 30) and $176,900 (February 28)	4,197,300	3,253,000
Inventories—Net	11,275,400	10,302,600
Prepaid expenses and other assets	293,800	306,800
Deferred income taxes	263,300	225,500
Total current assets	17,786,600	16,984,100

INVENTORIES—Net	546,000	568,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,177,700	2,278,400

OTHER ASSETS	59,900	60,400
DEFERRED INCOME TAXES	32,700	50,500

TOTAL ASSETS	$20,602,900	$19,941,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,261,200	$2,653,200
Accrued salaries and commissions	820,300	504,500
Current maturities of long-term debt	150,000	150,000
Income taxes payable	602,200	102,200
Dividends payable	581,700	—
Other current liabilities	553,000	486,200
Total current liabilities	4,968,400	3,896,100

LONG-TERM NOTES PAYABLE, net of current maturities	150,000	150,000

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (November 30) and 6,039,040 (February 28) shares; Outstanding 3,878,307 (November 30) and 3,838,461 (February 28) shares	1,207,800	1,207,800
Capital in excess of par value	8,508,400	8,508,400
Retained earnings	17,510,400	18,062,800
	27,226,600	27,779,000
Less treasury stock, at cost	(11,742,100)	(11,883,700)
	15,484,500	15,895,300

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,602,900	$19,941,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

GROSS SALES	$13,401,900	$12,301,200	$31,631,000	$31,444,500
Less discounts and allowances	(3,932,500)	(3,447,600)	(10,331,100)	(9,557,000)
Transportation revenue	547,000	534,600	1,113,000	1,243,000
NET REVENUES	10,016,400	9,388,200	22,412,900	23,130,500
COST OF SALES	3,534,800	3,424,000	8,287,600	8,581,600
Gross margin	6,481,600	5,964,200	14,125,300	14,548,900

OPERATING EXPENSES:
Operating and selling	2,105,000	2,149,800	5,267,000	5,640,700
Sales commissions	2,410,500	2,371,300	4,860,600	5,296,900
General and administrative	487,100	416,500	1,520,300	1,318,400
	5,002,600	4,937,600	11,647,900	12,256,000

OTHER INCOME	4,200	18,200	31,000	40,500

EARNINGS BEFORE INCOME TAXES	1,483,200	1,044,800	2,508,400	2,333,400

INCOME TAXES	558,100	395,300	942,500	881,200

NET EARNINGS	$925,100	$649,500	$1,565,900	$1,452,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.24	$0.17	$0.41	$0.38
Diluted	$0.24	$0.17	$0.41	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,872,134	3,820,864	3,861,001	3,784,163
Diluted	3,873,296	3,821,860	3,862,104	3,785,317

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2009	6,039,040	$1,207,800	$8,508,400	$18,062,800	2,200,579	$(11,883,700)	$15,895,300
Purchases of treasury stock	—	—	—	—	958	(4,400)	(4,400)
Sales of treasury stock	—	—	—	—	(40,804)	146,000	146,000
Dividends ($.55/share)	—	—	—	(2,118,300)	—	—	(2,118,300)
Net earnings	—	—	—	1,565,900	—	—	1,565,900
BALANCE—November 30, 2009	6,039,040	$1,207,800	$8,508,400	$17,510,400	2,160,733	$(11,742,100)	$15,484,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:	$258,100	$3,989,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,500)	(29,900)

Net cash used in investing activities	(2,500)	(29,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	—	848,700
Cash paid to acquire treasury stock	(4,400)	(776,800)
Cash received from sales of treasury stock	146,000	109,000
Borrowings under revolving credit agreement	2,200,000	—
Payments under revolving credit agreement	(2,200,000)	—
Dividends paid	(1,536,600)	(1,526,500)

Net cash used in financing activities	(1,395,000)	(1,345,600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,139,400)	2,614,100

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,896,200	2,440,300

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,756,800	$5,054,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,300	$—
Cash paid for income taxes	$462,500	$1,215,100

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The information shown with respect to the three and nine months ended November 30, 2009 and 2008, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2009 and 2008, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.  We have evaluated all subsequent events through January 14, 2010, the date the financial statements were issued and there is no material impact on our financial statements.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2009.

Note 2 — Effective June 30, 2009 we signed an Eleventh Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2010.  Interest is payable monthly at the greater of 5.00% or the Wall Street Journal prime-floating rate minus 0.75% (3.25% at November 30, 2009) and borrowings are collateralized by substantially all the assets of the Company.  At November 30, 2009 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at November 30, 2009.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2010 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2009, we had no letters of credit outstanding.

Note 3 — Inventories consist of the following:

	2009
	November 30,	February 28,
Current:
Book inventory	$11,304,900	$10,327,600
Inventory valuation allowance	(29,500)	(25,000)

Inventories net–current	$11,275,400	$10,302,600

Noncurrent:
Book inventory	$873,000	$913,000
Inventory valuation allowance	(327,000)	(345,000)

Inventories net–noncurrent	$546,000	$568,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.8 million and $1.7 million for the three months ended November 30, 2009 and 2008, respectively.  Total inventory purchases from all suppliers were approximately $2.2 million and $2.4 million for the three months ended November 30, 2009 and 2008, respectively.

For the nine months ended November 30, 2009 and 2008, respectively, purchases from this company were approximately $8.3 million and $5.6 million.  Total inventory purchases from all suppliers were approximately $10.8 million and $7.1 million for the same respective periods.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Earnings Per Share:
Net earnings applicable to common shareholders	$925,100	$649,500	$1,565,900	$1,452,200

Shares:

Weighted average shares outstanding - basic	3,872,134	3,820,864	3,861,001	3,784,163
Assumed exercise of options	1,162	996	1,103	1,154

Weighted average shares outstanding - diluted	3,873,296	3,821,860	3,862,104	3,785,317

Basic Earnings Per Share	$0.24	$0.17	$0.41	$0.38
Diluted Earnings Per Share	$0.24	$0.17	$0.41	$0.38

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the third quarter of fiscal year 2010, we repurchased 148 shares of common stock.  The maximum number of shares that may be repurchased in the future is 433,194.

Note 5 — We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $793,500 and $801,300 for the three months ended November 30, 2009 and 2008, respectively.

For the nine months ended November 30, 2009 and 2008, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,781,200 and $1,908,300.

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

Information by industry segment for the three and nine months ended November 30, 2009 and 2008 follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Publishing	$2,756,800	$2,030,800	$7,380,700	$6,267,400
UBAM	$7,259,600	$7,357,400	$15,032,200	$16,863,100
Other	$—	$—	$—	$—
Total	$10,016,400	$9,388,200	$22,412,900	$23,130,500

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Publishing	$1,048,900	$671,700	$2,584,400	$2,010,900
UBAM	$1,496,800	$1,326,500	$3,027,300	$3,185,500
Other	$(1,062,500)	$(953,400)	$(3,103,300)	$(2,863,000)
Total	$1,483,200	$1,044,800	$2,508,400	$2,333,400

Note 8 —The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

The following table shows consolidated statements of income data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.3%	36.5%	37.0%	37.1%
Gross margin	64.7%	63.5%	63.0%	62.9%
Operating expenses:
Operating & selling	21.0%	22.9%	23.5%	24.4%
Sales commissions	24.1%	25.3%	21.7%	22.9%
General & administrative	4.9%	4.4%	6.8%	5.7%
Total operating expenses	50.0%	52.6%	52.0%	53.0%
Income from operations	14.7%	10.9%	11.0%	9.9%
Other income	0.0%	0.2%	0.2%	0.2%
Earnings before income taxes	14.7%	11.1%	11.2%	10.1%
Income taxes	5.5%	4.2%	4.2%	3.8%
Net earnings	9.2%	6.9%	7.0%	6.3%

Operating Results for the Three Months Ended November 30, 2009

We earned income before income taxes of $1,483,200 for the three months ended November 30, 2009 compared with $1,044,800 for the three months ended November 30, 2008.

Revenues

	For the Three Months Ended November 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Gross sales	$13,401,900	$12,301,200	$1,100,700	8.9%
Less discounts & allowances	(3,932,500)	(3,447,600)	(484,900)	14.1%
Transportation revenue	547,000	534,600	12,400	2.3%
Net revenues	$10,016,400	$9,388,200	$628,200	6.7%

The UBAM Division’s gross sales decreased $402,300 during the three month period ending November 30, 2009 when compared with the same quarterly period a year ago.  This decrease consists primarily of decreases in 12% school and library sales, offset by an increase in internet sales of 19% and a 5% increase in direct sales.  Home parties remained flat between periods.  The decline in school and library sales is attributed to a 27% decline in the total number of orders offset by a 10% increase in the average order size.

The Publishing Division’s gross sales increased $1,503,000 during the three month period ending November 30, 2009 when compared with the same quarterly period a year ago.  We attribute this to a 54.5% increase in sales to major national accounts, a 28.4% increase in inside sales accounts and a 27.9% increase in sales to smaller retail stores.

The UBAM Division’s discounts and allowances were $1,008,500 and $1,303,300 for the quarterly periods ended November 30, 2009 and 2008, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 13.0% and 16.0% of UBAM’s gross sales for the quarterly periods ended November 30, 2009 and 2008, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,924,000 and $2,144,300 for the quarterly periods ended November 30, 2009 and 2008, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.6% of Publishing’s gross sales for the quarterly period ended November 30, 2009 and 51.5% for the quarterly period ended November 30, 2008.

Expenses

	For Three Months Ended November 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Cost of sales	$3,534,800	3,424,000	$110,800	3.2%
Operating & selling	2,105,000	2,149,800	(44,800)	(2.1)%
Sales commissions	2,410,500	2,371,300	39,200	1.7%
General & administrative	487,100	416,500	70,600	17.0%
Total	$8,537,400	$8,361,600	$175,800	2.1%

Cost of sales increased 3.2% for the three months ended November 30, 2009 when compared with the three months ended November 30, 2008.  Cost of sales as a percentage of gross sales was 26.4% for the three months ended November 30, 2009 and for the three months ended November 30, 2008 was 27.8%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $306,000 in the quarter ended November 30, 2009 and $289,200 in the quarter ended November 30, 2008.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 15.7% for the quarter ended November 30, 2009 and 17.5% for the quarter ended November 30, 2008.

Sales commissions in the Publishing Division increased 41.4% to $47,800 for the three months ended November 30, 2009.  Publishing Division sales commissions are paid on net sales and were 1.7% of net sales for the three months ended November 30, 2009 and 1.7% of net sales for the three months ended November 30, 2008.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased minimally to $2,362,700 for the three months ended November 30, 2009 as a result of increases in internet sales, home show sales and direct sales.  UBAM Division sales commissions are paid on retail sales and were 40.1% of retail sales for the three months ended November 30, 2009 and 36.3% of retail sales for the three months ended November 30, 2008.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.6% and 37.8% for the quarterly periods ended November 30, 2009 and 2008, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Nine Months Ended November 30, 2009

We earned income before income taxes of $2,508,400 for the nine months ended November 30, 2009 compared with $2,333,400 for the nine months ended November 30, 2008.

Revenues

	For the Nine Months Ended November 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Gross sales	$31,631,000	$31,444,500	$186,500	0.6%
Less discounts & allowances	(10,331,100)	(9,557,000)	(774,100)	8.1%
Transportation revenue	1,113,000	1,243,000	(130,000)	(10.5)%
Net revenues	$22,412,900	$23,130,500	$(717,600)	(3.1)%

The UBAM Division’s gross sales decreased 11.0% or $2,043,400 during the nine month period ending November 30, 2009 when compared with the same nine month period a year ago.  This decrease consists of a 12% decrease in school and library sales, an 8% decrease in each of home party sales and Internet sales and a 4% decrease in direct sales.  The decline in home party sales is attributed primarily to a 6.0% decline in the total number of home show orders and a 2.2% decrease in average per order sales.

The Publishing Division’s gross sales increased by 17.3% or $2,229,900 during the nine month period ending November 30, 2009 when compared with the same nine month period a year ago.  We attribute this to a 38.3% increase in sales to the national chains, a 21.4% increase in sales to smaller retail stores and a 9.3% increase in inside sales accounts.

The UBAM Division’s discounts and allowances were $2,527,300 and $2,872,100 for the nine month periods ended November 30, 2009 and 2008, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 15.3% of UBAM’s gross sales for the nine month period ended November 30, 2009 and 15.5% for the nine month period ended November 30, 2008.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $7,803,800 and $6,684,900 for the nine month periods ended November 30, 2009 and 2008, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.5% of Publishing’s gross sales for the nine month period ended November 30, 2009 and 51.7% for the nine month period ended November 30, 2008.

Expenses

	For the Nine Months Ended November 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
Cost of sales	8,287,600	$8,581,600	$(294,000)	(3.4)%
Operating & selling	5,267,000	5,640,700	(373,700)	(6.6)%
Sales commissions	4,860,600	5,296,900	(436,300)	(8.2)%
General & administrative	1,520,300	1,318,400	201,900	15.3%
Total	$19,935,500	$20,837,600	$(902,100)	(4.3)%

Cost of sales decreased 3.4% for the nine months ended November 30, 2009 when compared with the nine months ended November 30, 2008, consistent with the decrease in net sales for the period.  Cost of sales as a percentage of gross sales was 26.2% for the nine months ended November 30, 2009 and for the nine months ended November 30, 2008 was 27.8%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses.  These costs totaled $867,200 in the nine months ended November 30, 2009 and $847,000 in the nine months ended November 30, 2008.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.7% for the nine months ended November 30, 2009 and 17.9% for the nine months ended November 30, 2008.

Sales commissions in the Publishing Division increased 25.1% to $134,000 for the nine months ended November 30, 2009.  Publishing Division sales commissions are paid on net sales and were 1.8% of net sales for the nine months ended November 30, 2009 and 1.7% of net sales for the nine months ended November 30, 2008.  Sales commissions in the Publishing Division will fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 8.9% to $4,726,600 for the nine months ended November 30, 2009, the direct result of decreased sales from home shows and school and library sales in this division.  UBAM Division sales commissions are paid on retail sales and were 39.1% of retail sales for the nine months ended November 30, 2009 and 35.1% of retail sales for the nine months ended November 30, 2008.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.6% for the nine month period ended November 30, 2009 and 37.7% for the nine month period ended November 30, 2008.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 148 shares at a cost of $700 during the quarter ended November 30, 2009.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the nine months ended November 30, 2009, we experienced a positive cash flow from operating activities of $258,100.  Cash flow from operating activities resulted from net income after taxes of $1,565,900 and increases in current liabilities of $470,600, offset by increases in inventory of $950,800 and accounts receivable of $944,300.

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

For the nine months ended November 30, 2009, cash used in financing activities was $1,395,000 from dividend payments of $1,536,600, revolving credit payments of $2,200,000 and the purchase of $4,400 of treasury stock, offset by revolving credit borrowings of $2,200,000 and the sale of $146,000 in treasury stock.

As of November 30, 2009 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2009, we signed an Eleventh Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2010.  Interest is payable monthly at the greater of 5.00% or the Wall Street Journal prime-floating rate minus 0.75% (3.25% at November 30, 2009) and borrowings are collateralized by substantially all of our assets. At November 30, 2009 we had no debt outstanding under this agreement.  Available credit under the revolving credit agreement was $2,500,000 at November 30, 2009.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2010 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2009, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 72.5% of net revenues for the quarter ended November 30, 2009 and 78.4% for the quarter ended November 30, 2008.  The provisions of the Accounting Standards Codification 605 “Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2009 and $84,000 as of February 28, 2009.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $122,100 and $92,900 as of November 30, 2009 and February 28, 2009, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 1/2 years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $873,000 at November 30, 2009 and $913,000 at February 28, 2009.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $356,500 and $370,000 as of November 30, 2009 and February 28, 2009, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2009. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS

Not Applicable.

Item 1A  RISK FACTORS

Not required by smaller reporting company.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

September 1 - 30, 2009	—	N/A	—	433,342
October 1 - 31, 2009	148	$5.05	148	433,194
November 1 - 30, 2009	—	N/A	—	433,194
Total	148	$5.05	148

(1)             All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)             In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 433,194 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	January 14, 2010	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.