Form 10-K
period 2010-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2010-05-28
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number: 0-4957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-0750007
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

10302 East 55th Place, Tulsa, Oklahoma	74146-6515
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2009, on the NASDAQ Stock Market, LLC was $20,328,700.

As of May 25, 2010, 3,869,550 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2010 relating to our Annual Meeting of Shareholders to be held on July 29, 2010 are incorporated by reference into Part III of this Report on Form 10-K.

Part I

FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking.  You should read the following discussion in connection with our  financial statements, including the notes to those statements, included in this document.  These forward-looking statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors.  Actual events and results may be materially different from anticipated results described in such statements.  As used in this Annual Report on Form 10-K, the terms “EDC,” “we,” “our” or “us” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

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

We also own Kane/Miller Book Publishers; award-winning publishers of International children’s books.

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

Percent Net Revenues by Division

	2010	2009
Publishing	33%	28%
UBAM	67%	72%
Total revenues	100%	100%

(c)  Narrative Description of Business

Products

As the sole United States trade publisher of the Usborne line of books, we offer over 1,500 different titles.  Many are interactive in nature, including our Touchy-Feely board books, jigsaw puzzle books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books. Many titles are also published in Spanish.  The majority of the titles published by Kane/Miller Book Publishers originally were published in other countries in their native languages.

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

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 8,000 consultants in 50 states at February 28, 2010.

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

Competition

We face competition on two fronts for our UBAM Division from several other larger direct selling companies - for sales and consultants.  However, no other direct selling company exclusively sells children’s books.  Our school and library market faces competition from Scholastic Books for the book fair market.

Publishing faces strong competition from large U.S. and international companies.  Historically, this division’s sales are approximately 1.0% of industry sales of juvenile paperbacks.

Employees

As of April 1, 2010, 76 full-time and 2 part-time employees worked at our Tulsa and San Diego facilities; about half of those are in the assembly/distribution warehouse.  We believe our relations with our employees are good.

Company Reports

Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our Internet website at www.edcpub.com.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We are located at 10302 E. 55th Pl., Tulsa, Oklahoma.  These facilities are owned by us and contain approximately 105,000 square feet of office and warehouse space.  All product distributions are made from this warehouse.  We believe that our operating facility meets both present and future capacity needs.

We lease 11,400 square feet of additional warehouse space two blocks from our main facilities.  This space is located at 5432 S. 103rd E. Ave., Tulsa, Oklahoma, and is used to store longer-term inventory requirements.

We also lease a small office in San Diego, California which houses Kane/Miller Book Publishers.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol—EDUC).  The high and low closing quarterly common stock quotations for fiscal years 2010 and 2009, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2010		2009
Period	High	Low	High	Low
1st Qtr	6.05	3.10	6.80	5.26
2nd Qtr	5.87	4.40	6.36	4.85
3rd Qtr	5.66	4.76	5.68	3.13
4th Qtr	6.19	5.25	4.47	3.11

The number of shareholders of record of EDC’s common stock at March 12, 2010 was 707.

During fiscal year 2010, we paid a $0.40 per share dividend on May 15, 2009 and a $0.15 per share dividend on December 18, 2009.   An additional $0.12 per share dividend was declared on February 26, 2010, but was paid during fiscal year 2011 to shareholders of record on March 12, 2010.  Two $0.40 per share dividends were paid during fiscal year 2009.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2009	0	—	0	433,194
January 1 - 31, 2010	6,946	$6.04	6,946	426,248
February 1 - 28, 2010	15	$6.15	15	426,233
Total	6,961	$6.04	6,961

(1)  In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998.  This plan has no expiration date.

PERFORMANCE GRAPH COMPARISON OF THE FIVE-YEAR CUMULATIVE RETURN

Among the Company, NASDAQ Stock Market Total Return Index

and NASDAQ Non-Financial Stock Index

	CUMULATIVE TOTAL RETURN
	February 2005	February 2006	February 2007	February 2008	February 2009	February 2010

EDC Stock	100.00	77.40	73.65	54.81	34.42	58.65

NASDAQ Stock Market Total Return Index	100.00	112.01	118.88	110.33	54.24	88.04

NASDAQ Non-Financial Stock Index	100.00	112.1	119.39	114.86	55.27	91.77

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide this information.

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

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  Sales in the book industry were approximately $23.9 billion for calendar year 2009.  Sales in the trade industry, defined as wholesale sales to retailers, were approximately $8.1 billion for calendar year 2009.

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

Publishing Division Sales by Market Type

	FY 2010	FY 2009
National chain stores	39%	34%
All other	61%	66%
Total net sales	100%	100%

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

Net Revenues for Publishing Division

	FY 2010	FY 2009
Net Revenues	$9,502,700	$8,126,000

Publishing Division’s net revenues increased $1,376,700 in fiscal year 2010 from fiscal year 2009, or 16.9%.  Net revenues were up 36% for national chain stores, 23% for smaller retail stores and 9% for inside sales.

Usborne Books and More (“UBAM”) Division

The UBAM Division is a multi-level direct selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as school and public libraries.  Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.

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

Consultants During Year

	FY 2010	FY 2009
New Sales Representatives	6,200	6,000
Active Sales Representatives End of Fiscal Year	8,000	8,400

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

Percent of Net Revenues by UBAM Marketing Program

	FY 2010	FY 2009
Home Shows	37%	37%
Direct Sales	2%	2%
School & Library, including Book Fairs	38%	38%
Internet	13%	13%
Transportation Revenue	10%	10%
Totals	100%	100%

Number of Orders by UBAM Marketing Program

	FY 2010	FY 2009
Home Shows	29,000	31,000
Direct Sales	5,100	5,600
School & Library	12,400	12,800
Internet	46,000	51,500
	92,500	100,900

Net revenues from home shows declined 8% or $456,700 during fiscal year 2010.  This was a combination of 6% fewer orders placed during the period and per-order averages which were down 2%.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues from direct sales declined 7% or $24,000 during fiscal year 2010.  This resulted from a 10% decrease in the number of orders placed during the year offset by a 3% increase in the per-order average.  Direct sales are sales without a hostess being involved.  This program makes it possible for consultants to work directly out of their homes by selling to friends, neighbors and other customers.  It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show.

The UBAM Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, including book fairs, decreased 9% or $529,500 during fiscal year 2010.  The number of orders placed during the year were down 4% while the per-order average decreased 6%.

School and library sales are restricted to consultants who have received additional, specialized training which allows them to sell to schools and libraries.  The UBAM consultant is the only source that a library or school has for library-bound Usborne books and for most Kane/Miller titles.  They are not available through any of the school supply distribution companies.

This program includes our book fairs.  Book fairs can be held with almost any organization as the sponsor.  The consultant provides promotional materials to acquaint parents with the books.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This is a pledge-based reading incentive program that provides cash and books to the organization and books for the children.

Internet sales slowed for UBAM, decreasing 9% or $181,700 during fiscal year 2010.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal monthly fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.  Web-only specials are changed frequently and have proved successful, contributing to the growth in this market.

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

We expect our ongoing cash flow to continue to exceed cash required to operate the business.  Consequently, we expect short-term borrowings to continue to remain at a minimum.

During fiscal year 2010 we experienced a positive cash flow from operations of $412,300.  Cash flow from operations was decreased by an increase in inventories of $1,073,700 and a decrease in current liabilities of $322,000, a decrease in net income tax payable/receivable and an increase in prepaid expenses and other assets.

Cash used in investing activities was $5,600 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2011 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $2,106,000 which was primarily due to dividend payments of $2,118,300, $150,000 notes payable paid, and $46,400 paid to acquire treasury stock.  These were offset by cash received of $208,700 from the sale of treasury stock.  In September 2002, the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2010 and 2009, we paid 111% and 160%, respectively, of net earnings as a cash dividend.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues

	FY 2010	FY 2009
Net revenues	100.0%	100.0%
Cost of sales	36.8%	36.0%
Gross margin	63.2%	64.0%
Operating expenses:
Operating and selling	24.5%	25.0%
Sales commissions	21.4%	22.6%
General and administrative	7.1%	6.3%
Total operating expenses	53.0%	53.9%
Income from operations	10.2%	10.1%
Other income	0.5%	0.6%
Earnings before income taxes	10.7%	10.7%
Income taxes	4.0%	4.2%
Net earnings	6.7%	6.5%

Fiscal Year 2010 Compared with Fiscal Year 2009

The following presents an overview of our results of operations for the years ended February 28, 2010 and 2009.  We had earnings before income taxes of $3,052,400 for fiscal year 2010 compared with $3,138,900 for fiscal year 2009.

Revenues

			$ Increase/
	FY 2010	FY 2009	(decrease)
Gross sales	$40,451,300	$40,283,500	$167,800
Less discounts & allowances	(13,209,700)	(12,462,200)	(747,500)
Transportation revenue	1,429,200	1,577,100	(147,900)
Net revenues	$28,670,800	$29,398,400	$(727,600)

The UBAM Division’s gross sales decreased 11.2% or $2,638,300 during FY 2010 when compared with FY 2009.  This decrease is attributable to lower sales in the home party, direct sales, school and library/book fair, and the internet markets.  Average sales per order for this division were down 0.4%, while the overall number of orders was down 8.3% due to reductions in each of those markets. The Publishing Division’s gross sales increased 16.7% or $2,806,100 during FY 2010 when compared with FY 2009.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $10,111,300 in fiscal year 2010 and $8,679,200 in fiscal year 2009.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.7% of Publishing’s gross sales in fiscal year 2010 and 51.8% in fiscal year 2009.

The UBAM Division’s discounts and allowances were $3,098,400 in fiscal year 2010 and $3,783,000 in fiscal year 2009.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 14.8% of UBAM’s gross sales in fiscal year 2010 and 16.1% in fiscal year 2009.

Transportation revenues decreased $147,900 in fiscal year 2010, primarily due to the decrease in sales during the year.

Expenses

	FY 2010	FY 2009	$ Increase/ (decrease)
Cost of sales	$10,538,300	$10,581,600	$(43,300)
Operating and selling	7,032,400	7,358,300	(325,900)
Sales commissions	6,130,500	6,645,100	(514,600)
General and administrative	2,042,400	1,849,300	193,100
Total	$25,743,600	$26,434,300	$(690,700)

Cost of sales decreased less than 0.5% in fiscal year 2010 when compared with fiscal year 2009.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 75% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,162,100 in FY2010 and $1,114,300 in FY2009.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.4% for fiscal year 2010 and 18.3% for fiscal year 2009.

Sales commissions in the Publishing Division increased $34,000 for the fiscal year ended 2010.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 1.8% in fiscal year 2010 and 1.7% of net sales in fiscal year 2009.

Sales commissions in the UBAM Division decreased $548,600.  UBAM Division sales commissions are paid on retail sales and were 39.2% for fiscal year 2010 and 35.3% for fiscal year 2009. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The decrease in sales commissions is the result of lower sales in the UBAM Division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses as a percentage of gross sales were 5.0% for fiscal year 2010 and 4.6% for fiscal year 2009.

The tax provision for fiscal year 2010 was $1,138,800.  The effective rate for fiscal year 2010 was 37.3% and for fiscal year 2009 was 39.1%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

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

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense.

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 67% of net revenues in fiscal year 2010 and 72% of net revenues in fiscal year 2009.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 and $84,000 as of February 28, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $131,300 and $92,900 as of February 28, 2010 and 2009, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $989,000 and $913,000 at February 28, 2010 and 2009, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $355,000 and $370,000 as of February 28, 2010 and 2009, respectively.

Our product line contains approximately 1,500 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a three to four-month lead-time to have a title reprinted and delivered to us.

Our principal supplier, based in England, imposes minimum order requirements before reprinting a title.  At the current time we must reorder 7,500 or more of a title in order to get a solo print run.  If we order less than 7,500 of a title, then we normally share a print run with the supplier’s other customers, which can result in more lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.

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

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires new fair value disclosures and clarifies certain existing disclosure requirements. ASU No. 2010-06 is effective for fiscal periods beginning after December 15, 2010 for the requirement to provide information on purchases, sales, issuances and settlements in the Level 3 rollforward on a gross basis. All other disclosure requirements under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. We are currently assessing the impact ASU No. 2010-06 will have on our financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 begins at page 23.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).            CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2010. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.                  OTHER INFORMATION

None

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2010.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2010.

Item 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2010.

Item 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2010.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.        PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 29, 2010.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.               Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.               Exhibits

3.	1

Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-4957).

3.	1

Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-4957).

3.	2

Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.	3	By-Laws as amended are incorporated herein by reference to Exhibit 20.2 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

3.	4

Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-4957).

3.	5

Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-4957).

3.	6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-4957).

4.	1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-4957) filed June 29, 1970.

10.	1

Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988 is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.	2

Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989 is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-4957).

10.	3

Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-4957).

10.	4	Educational Development Corporation 1992 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form S-8 (File No. 33-60188).

10.	5

Restated Loan Agreement dated June 30, 1999 between the Company and State Bank & Trust, N.A., Tulsa, OK, is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 29, 2000 (File No. 0-4957).

10.	6

Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement on Schedule 14A dated May 23, 2002 (File No. 0-4957).

10.	7

Amendment dated November 12, 2002 to Usborne Agreement — Contractual agreement by and between we and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.	8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.	9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	13	Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	14	Tenth Amendment dated June 30, 2008 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.	15	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.	1	Consent of Independent Registered Public Accounting Firm.

*31.	1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.	2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date: May 28, 2010	By	/s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 28, 2010	/s/ Randall W. White
Randall W. White
Chairman of the Board President, Treasurer and Director

May 28, 2010	/s/ John A. Clerico
John A. Clerico, Director

May 28, 2010	/s/ Dean Cosgrove
G. Dean Cosgrove, Director

May 28, 2010	/s/ James F. Lewis
James F. Lewis, Director

May 28, 2010	/s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2010 and 2009, and the related statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

May 28, 2010

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS
AS OF FEBRUARY 28,

	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,196,900	$2,896,200
Accounts receivable, less allowance for doubtful accounts and sales returns $231,300 (2010) and $176,900 (2009)	3,305,500	3,253,000
Inventories—Net	11,285,300	10,302,600
Prepaid expenses and other assets	268,400	306,800
Income tax receivable	8,000	—
Deferred income taxes	256,900	225,500
Total current assets	16,321,000	16,984,100

INVENTORIES—Net	659,000	568,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,147,500	2,278,400

OTHER ASSETS	172,500	60,400

DEFERRED INCOME TAXES	60,400	50,500

TOTAL	$19,360,400	$19,941,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,259,100	$2,653,200
Accrued salaries and commissions	531,600	504,500
Current maturities of long-term debt	75,000	150,000
Income taxes payable	—	102,200
Dividends payable	466,400	—
Other current liabilities	531,200	486,200
Total current liabilities	3,863,300	3,896,100

LONG-TERM NOTES PAYABLE, net of current maturities	75,000	150,000

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (2010 and 2009) shares; Outstanding 3,887,030 (2010) and 3,838,461 (2009) shares	1,207,800	1,207,800
Capital in excess of par value	8,544,000	8,508,400
Retained earnings	17,391,700	18,062,800
	27,143,500	27,779,000
Less treasury stock, at cost	(11,721,400)	(11,883,700)
	15,422,100	15,895,300
TOTAL	$19,360,400	$19,941,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28,

	2010	2009

GROSS SALES	$40,451,300	$40,283,500
Less discounts and allowances	(13,209,700)	(12,462,200)
Transportation revenue	1,429,200	1,577,100
NET REVENUES	28,670,800	29,398,400
COST OF SALES	10,538,300	10,581,600
Gross margin	18,132,500	18,816,800

OPERATING EXPENSES:
Operating and selling	7,032,400	7,358,300
Sales commissions	6,130,500	6,645,100
General and administrative	2,042,400	1,849,300
	15,205,300	15,852,700

OTHER INCOME	125,200	174,800

EARNINGS BEFORE INCOME TAXES	3,052,400	3,138,900

INCOME TAXES	1,138,800	1,226,300

NET EARNINGS	$1,913,600	$1,912,600

BASIC AND DILUTED EARNINGS PER SHARE:

Basic	$0.49	$0.50

Diluted	$0.49	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:

Basic	3,866,510	3,796,709

Diluted	3,868,082	3,797,785

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2008	5,806,840	$1,161,400	$7,706,100	$19,206,100	2,100,095	$(11,276,500)	$16,797,100

Purchases of treasury stock					144,848	(802,800)	(802,800)
Sales of treasury stock					(44,364)	195,600	195,600
Exercise of options ($3.66/share)	232,200	46,400	802,300				848,700
Dividends paid ($0.80/share)				(3,055,900)			(3,055,900)
Net earnings				1,912,600			1,912,600
BALANCE—February 28, 2009	6,039,040	1,207,800	8,508,400	18,062,800	2,200,579	(11,883,700)	15,895,300

Purchases of treasury stock					7,919	(46,400)	(46,400)
Sales of treasury stock					(56,488)	208,700	208,700
Dividends declared ($0.12/share)				(466,400)			(466,400)
Dividends paid ($0.55/share)				(2,118,300)			(2,118,300)
Stock-based compensation			35,600				35,600
Net earnings				1,913,600			1,913,600
BALANCE—February 28, 2010	6,039,040	$1,207,800	$8,544,000	$17,391,700	2,152,010	$(11,721,400)	$15,422,100

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,913,600	$1,912,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	136,500	139,800
Deferred income taxes	(41,300)	(35,600)
Stock-based compensation	35,600	—
Provision for doubtful accounts and sales returns	1,207,400	1,070,600
Changes in assets and liabilities:
Accounts receivable	(1,259,900)	(1,174,700)
Inventories, net	(1,073,700)	2,095,700
Prepaid expenses and other assets	(73,700)	(148,800)
Accounts payable, accrued salaries and commissions, and other current liabilities	(322,000)	105,000
Income tax payable/receivable, net	(110,200)	46,000
Total adjustments	(1,501,300)	2,098,000
Net cash provided by operating activities	412,300	4,010,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire Kane/Miller	—	(50,000)
Kane/Miller Obligation at closing, net of cash received	—	(659,800)
Purchases of property and equipment	(5,600)	(30,500)
Net cash used in investing activities	(5,600)	(740,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(150,000)	—
Cash received from exercise of stock options	—	848,700
Cash received from sale of treasury stock	208,700	195,600
Cash paid to acquire treasury stock	(46,400)	(802,800)
Borrowings under revolving credit agreement	2,200,000	—
Payments under revolving credit agreement	(2,200,000)	—
Dividends paid	(2,118,300)	(3,055,900)
Net cash used in financing activities	(2,106,000)	(2,814,400)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,699,300)	455,900
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	2,896,200	2,440,300
CASH AND CASH EQUIVALENTS—END OF YEAR	$1,196,900	$2,896,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,290,400	$1,215,100

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Promissory note to former shareholders of Kane/Miller	$—	$300,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2010 AND 2009

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—We distribute books and publications through our Publishing and Usborne Books and More (“UBAM”) Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the sole U.S. distributor of books and related items, which are published by an England-based publishing company, Usborne, our primary supplier.  We are also in the direct publishing market through our ownership of Kane/Miller Publishers.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $10.0 million for the year ended February 28, 2010 and $7.3 million for the year ended February 28, 2009.  Total inventory purchases for those same periods were approximately $13.5 million and $10.6 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks.  We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At times, cash balances may be in excess of the FDIC insurance limit.  The majority of payments due from banks for third party credit card transactions process within two business days.  Amounts due are classified as cash and cash equivalents at February 28, 2010 and 2009.

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

Management periodically reviews accounts receivable balances and, based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, estimates the portion, if any, of the balance that will not be collected.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Recoveries of trade receivables previously written off are recorded when received.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2010 and February 28, 2009.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery & equipment	3 - 10 years
Furniture & fixtures	3 years

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 67% of net revenues in FY 2010 and 72% of net revenues in FY 2009.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 and $84,000  as of February 28, 2010 and 2009, respectively.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $149,200 and $106,200 for the years ending February 28, 2010 and 2009, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,268,600 and $2,438,800 for the years ending February 28, 2010 and 2009, respectively.

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

The following reconciles the diluted earnings per share:

	Year Ended February 28,
	2010	2009
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$1,913,600	$1,912,600

Shares:
Weighted average shares outstanding–basic	3,866,510	3,796,709
Assumed exercise of options	1,572	1,076

Weighted average shares outstanding–diluted	3,868,082	3,797,785

Diluted Earnings Per Share	$0.49	$0.50

There were no stock options for the fiscal years ended February 28, 2010 and February 28, 2009 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2010 and 2009.

Stock-Based Compensation—Share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense.

New accounting pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires new fair value disclosures and clarifies certain existing disclosure requirements. ASU No. 2010-06 is effective for fiscal periods beginning after December 15, 2010 for the requirement to provide information on purchases, sales, issuances and settlements in the Level 3 rollforward on a gross basis. All other disclosure requirements under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. We are currently assessing the impact ASU No. 2010-06 will have on our financial statements.

2.   INVENTORIES

Inventories consist of the following:

	February 28,
	2010	2009
Current:
Book inventory	$11,310,300	$10,327,600
Inventory valuation allowance	(25,000)	(25,000)
Inventories net—current	$11,285,300	$10,302,600

Noncurrent:
Book inventory	$989,000	$913,000
Inventory valuation allowance	(330,000)	(345,000)
Inventories net—noncurrent	$659,000	$568,000

3.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2010	2009
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,162,900	2,157,300
Furniture and fixtures	74,100	74,100
	4,611,700	4,606,100
Less accumulated depreciation	(2,464,200)	(2,327,700)
	$2,147,500	$2,278,400

4.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 are as follows:

	2010	2009
Current:
Deferred tax assets:
Allowance for doubtful accounts	$50,500	$35,300
Inventory overhead capitalization	87,100	79,200
Allowance for slow moving inventory	9,500	9,500
Allowance for sales returns	38,000	31,900
Accruals	71,800	69,600

Deferred tax assets	256,900	225,500

Deferred tax asset—Net	$256,900	$225,500

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$125,400	$131,800

Deferred tax assets	125,400	131,800

Deferred tax liabilities:
Property and equipment	(65,000)	(81,300)

Deferred tax liabilities	(65,000)	(81,300)

Deferred tax asset—Net	$60,400	$50,500

Management has determined that no valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 28,
	2010	2009
Current:
Federal	$990,700	$1,066,500
State	189,400	195,400
	1,180,100	1,261,900
Deferred:
Federal	(36,800)	(30,000)
State	(4,500)	(5,600)
	(41,300)	(35,600)
Total income tax expense	$1,138,800	$1,226,300

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,
	2010	2009
Tax expense at federal statutory rate	$1,037,800	$1,067,600
State income tax—net of federal tax benefit	120,500	124,000
Other	(19,500)	34,700
Total income tax expense	$1,138,800	$1,226,300

We file our tax returns in the US and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2007. Our year ended February 28, 2009 is currently pending review by the Internal Revenue Service.  We are not currently the subject of any other income tax examinations by any tax authorities.

Based upon a review of our income tax filing positions, we believe that our positions would be sustained upon an audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded. We classify interest and penalties associated with income taxes as a component of income tax expense on the statement of earnings.

5.                      EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $67,900 and $80,700 in the fiscal years ended February 28, 2010 and 2009, respectively.

6.                      DEBT

We have a $2,500,000 revolving credit agreement, reduced from $5,000,000 in 2009, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 5%.  At February 28, 2010, the rate in effect was 5.00%, collateralized by substantially all of our assets and maturing on June 30, 2010.  Available credit under the revolving credit agreement was $2,500,000 at February 28, 2010. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2010 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

We had no borrowings outstanding on the above revolving credit agreement at February 28, 2010 and 2009.

The following table provides a summary of our notes payable as of February 28:

	2010	2009
Notes payable to former Kane/Miller shareholders, payments due annually, maturing 2011	$150,000	$300,000
Less current maturities	(75,000)	(150,000)
Long-term notes payable, less current maturities	$75,000	$150,000

7.       COMMITMENTS

At February 28, 2010, we had outstanding purchase commitments for inventory totaling approximately $1,122,400.

Rent expense for the year ended February 28, 2010 was $85,800.  The following table provides a summary of our future lease obligations as of February 28, 2010:

	Total	2011	2012	2013	2014	2015
Total lease payments due	$137,100	$61,100	$57,300	$8,500	$5,100	$5,100

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

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2010 expire beginning in July 2010 through March 2014.

A summary of the status of our Incentive Plans as of February 28, 2010 and 2009, and changes during the years then ended is presented below:

	February 28, 2010		February 28, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Beginning of Year	3,000	$4.79	235,200	$3.67

Granted	15,000	5.25	—	—

Exercised/canceled	—	—	(232,200)	(3.66)

Outstanding at End of Year	18,000	$5.17	3,000	$4.79

The following table summarizes information about stock options outstanding at February 28, 2010:

	Number	Weighted Average
	Outstanding	Remaining
Weighted Average	at February 28,	Contractual
Exercise Price	2010	Life (Years)

$2.19	2,000	0.4
$5.25	15,000	9.8
$10.00	1,000	4.0
	18,000

All options outstanding are exercisable at February 28, 2010.

9.                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2010 and 2009.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2010
First quarter	$6,390,600	$4,090,400	$415,400	$0.11	$0.11
Second quarter	6,005,900	3,553,300	225,400	0.06	0.06
Third quarter	10,016,400	6,481,600	925,100	0.24	0.24
Fourth quarter	6,257,900	4,007,200	347,700	0.08	0.08
Total year	$28,670,800	$18,132,500	$1,913,600	$0.49	$0.49

2009
First quarter	$7,374,800	$4,703,700	$479,700	$0.13	$0.13
Second quarter	6,367,500	3,881,000	323,000	0.08	0.08
Third quarter	9,388,200	5,964,200	649,500	0.17	0.17
Fourth quarter	6,267,900	4,267,900	460,400	0.12	0.12
Total year	$29,398,400	$18,816,800	$1,912,600	$0.50	$0.50

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

Information by industry segment for the years ended February 28, 2010 and 2009 is set forth below:

NET REVENUES

	2010	2009
Publishing	$9,502,700	$8,126,000
UBAM	$19,168,100	$21,272,400
Other	$—	$—
Total	$28,670,800	$29,398,400

EARNINGS (LOSS) BEFORE INCOME TAXES

	2010	2009
Publishing	$3,263,100	$2,609,700
UBAM	$3,842,200	$4,277,100
Other	$(4,052,900)	$(3,747,900)
Total	$3,052,400	$3,138,900

11.               STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2010, we purchased 7,919 shares of common stock at an average price of $5.86 per share totaling approximately $46,400.  The maximum number of shares that may be repurchased in the future is 426,233.

12.               SUBSEQUENT EVENT

On March 19, 2010, we paid the previously declared $0.12 dividend per share to shareholders of record as of March 12, 2010.

******