Form 10-Q
period 2010-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2010-07-15
CIK 31667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 13, 2010 there were 3,884,020 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2010	February 28, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,182,900	$1,196,900
Accounts receivable, less allowance for doubtful accounts and sales returns $216,400 (May 31) and $231,300 (February 28)	3,155,800	3,305,500
Inventories—Net	10,300,600	11,285,300
Prepaid expenses and other assets	276,100	268,400
Income tax receivable	—	8,000
Deferred income taxes	256,900	256,900
Total current assets	15,172,300	16,321,000

INVENTORIES—Net	621,000	659,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,115,700	2,147,500

OTHER ASSETS	172,500	172,500

DEFERRED INCOME TAXES	61,900	60,400

TOTAL ASSETS	$18,143,400	$19,360,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,540,900	$2,259,100
Accrued salaries and commissions	400,900	531,600
Current maturities of long-term debt	75,000	75,000
Income taxes payable	105,600	—
Dividends payable	465,300	466,400
Other current liabilities	444,000	531,200
Total current liabilities	3,031,700	3,863,300

LONG-TERM NOTES PAYABLE, net of current maturities	75,000	75,000

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,039,040 (May 31 and February 28) shares; Outstanding 3,874,804 (May 31) and 3,887,030 (February 28) shares	1,207,800	1,207,800
Capital in excess of par value	8,544,000	8,544,000
Retained earnings	17,114,600	17,391,700
	26,866,400	27,143,500
Less treasury stock, at cost	(11,829,700)	(11,721,400)
	15,036,700	15,422,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,143,400	$19,360,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2010	2009

GROSS SALES	$8,776,000	$8,753,100
Less discounts and allowances	(2,744,400)	(2,640,400)
Transportation revenue	263,800	277,900
NET REVENUES	6,295,400	6,390,600
COST OF SALES	2,321,200	2,300,200
Gross margin	3,974,200	4,090,400

OPERATING EXPENSES:
Operating and selling	1,707,500	1,583,500
Sales commissions	1,304,500	1,362,000
General and administrative	477,600	505,900
Casualty loss	188,500	—
	3,678,100	3,451,400

OTHER INCOME	4,200	27,000

EARNINGS BEFORE INCOME TAXES	300,300	666,000

INCOME TAXES	112,100	250,600

NET EARNINGS	$188,200	$415,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.05	$0.11
Diluted	$0.05	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,876,603	3,843,847
Diluted	3,880,131	3,844,859

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2010

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2010	6,039,040	$1,207,800	$8,544,000	$17,391,700	2,152,010	$(11,721,400)	$15,422,100
Purchases of treasury stock	—	—	—	—	25,000	(165,200)	(165,200)
Sales of treasury stock	—	—	—	—	(12,774)	56,900	56,900
Dividends declared ($.12/share)	—	—	—	(465,300)	—	—	(465,300)
Net earnings	—	—	—	188,200	—	—	188,200
BALANCE—May 31, 2010	6,039,040	$1,207,800	$8,544,000	$17,114,600	2,164,236	$(11,829,700)	$15,036,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:	$560,700	$(254,300)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(165,200)	(3,100)
Cash received from sales of treasury stock	56,900	102,100
Dividends paid	(466,400)	(1,536,600)

Net cash used in financing activities	(574,700)	(1,437,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,000)	(1,691,900)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,196,900	2,896,200

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,182,900	$1,204,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$410,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — The information shown with respect to the three months ended May 31, 2010 and 2009, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2010 and 2009, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2010.

Note 2 — Effective June 30, 2010 we signed a Twelfth Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2011.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 5.00%.  At May 31, 2010, the rate in effect was 5.00%.  Borrowings are collateralized by substantially all the assets of the Company.  At May 31, 2010, we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at May 31, 2010.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2011 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2010, we had no letters of credit outstanding.

Note 3 — Inventories consist of the following:

	2010
	May 31,	February 28,
Current:
Book inventory	$10,327,100	$11,310,300
Inventory valuation allowance	(26,500)	(25,000)

Inventories net–current	$10,300,600	$11,285,300

Noncurrent:
Book inventory	$946,000	$989,000
Inventory valuation allowance	(325,000)	(330,000)

Inventories net–noncurrent	$621,000	$659,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.2 million and $3.4 million for the three months ended May 31, 2010 and 2009, respectively.  Total inventory purchases from all suppliers were approximately $1.6 million and $4.2 million for the three months ended May 31, 2010 and 2009, respectively.

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

Earnings Per Share:

	Three Months Ended May 31,
	2010	2009

Net earnings applicable to common shareholders	$188,200	$415,400

Shares:

Weighted average shares outstanding - basic	3,876,603	3,843,847
Assumed exercise of options	3,528	1,012

Weighted average shares outstanding - diluted	3,880,131	3,844,859

Basic Earnings Per Share	$0.05	$0.11
Diluted Earnings Per Share	$0.05	$0.11

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2010, we repurchased 25,000 shares of common stock.  The maximum number of shares that may be repurchased in the future is 401,233.

Note 5 — We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 — Freight costs and handling costs incurred are included in operating & selling expenses and were $505,700 and $478,600 for the three months ended May 31, 2010 and 2009, respectively.

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

Information by industry segment for the three months ended May 31, 2010 and 2009 follows:

NET REVENUES

	Three Months Ended May 31, 2010
	2010	2009
Publishing	$2,099,600	$1,981,800
UBAM	$4,195,800	$4,408,800
Other	$—	$—
Total	$6,295,400	$6,390,600

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31, 2010
	2010	2009
Publishing	$603,600	$661,700
UBAM	$884,000	$1,014,100
Other	$(1,187,300)	$(1,009,800)
Total	$300,300	$666,000

Note 8 —The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended May 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the financial statements.

Note 9 — During the quarter ended May 31, 2010, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay and/or will have to pay approximately $188,500 in additional travel expenses, which is reported in operating expenses as a casualty loss.

Note 10 — On June 18, 2010, we paid the previously declared $0.12 dividend per share to shareholders of record as of June 11, 2010.

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

The following table shows consolidated statements of income data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended May 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of sales	36.9%	36.0%
Gross margin	63.1%	64.0%
Operating expenses:
Operating & selling	27.1%	24.8%
Sales commissions	20.7%	21.3%
General & administrative	7.6%	7.9%
Casualty loss	3.0%	0.0%
Total operating expenses	58.4%	54.0%
Income from operations	4.7%	10.0%
Other income	0.1%	0.4%
Earnings before income taxes	4.8%	10.4%
Income taxes	1.8%	3.9%
Net earnings	3.0%	6.5%

Operating Results for the Three Months Ended May 31, 2010

We earned income before income taxes of $300,300 for the three months ended May 31, 2010 compared with $666,000 for the three months ended May 31, 2009.

Revenues

	For the Three Months Ended May 31,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Gross sales	$8,776,000	$8,753,100	$22,900	0.3
Less discounts & allowances	(2,744,400)	(2,640,400)	(104,000)	3.9
Transportation revenue	263,800	277,900	(14,100)	(5.1)
Net revenues	$6,295,400	$6,390,600	$(95,200)	(1.5)

The UBAM Division’s gross sales decreased $325,300 during the three month period ending May 31, 2010 when compared with the same quarterly period a year ago.  This decrease consists primarily of decreases of 16% in home parties and 8% in direct sales, offset by an increase in internet sales of 6% and a 3% increase in school and library sales.  The decline in home party sales is attributed to a 27% decline in the total number of orders offset by a 15% increase in the average order size.

The Publishing Division’s gross sales increased $348,200 during the three month period ending May 31, 2010 when compared with the same quarterly period a year ago.  We attribute this to an 18.3% increase in inside sales and a 12.8% increase in sales to smaller retail stores, offset by a 12.6% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $470,200 and $597,800 for the quarterly periods ended May 31, 2010 and 2009, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 10.7% and 12.6% of UBAM’s gross sales for the quarterly periods ended May 31, 2010 and 2009, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,274,200 and $2,042,600 for the quarterly periods ended May 31, 2010 and 2009, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.1% of Publishing’s gross sales for the quarterly period ended May 31, 2010 and 50.9% for the quarterly period ended May 31, 2009.

Expenses

	For Three Months Ended May 31,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Cost of sales	$2,321,200	2,300,200	$21,000	0.9
Operating & selling	1,707,500	1,583,500	124,000	7.8
Sales commissions	1,304,500	1,362,000	(57,500)	(4.2)
General & administrative	477,600	505,900	(28,300)	(5.6)
Casualty loss	188,500	—	188,500	100.0
Total	$5,999,300	$5,751,600	$247,700	4.3

Cost of sales increased 0.9% for the three months ended May 31, 2010 when compared with the three months ended May 31, 2009.  Cost of sales as a percentage of gross sales was 26.4% for the three months ended May 31, 2010 and for the three months ended May 31, 2009 was 26.3%.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $293,500 in the quarter ended May 31, 2010 and $286,500 in the quarter ended May 31, 2009.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 19.5% for the quarter ended May 31, 2010 and 18.1% for the quarter ended May 31, 2009.

Sales commissions in the Publishing Division increased 18.4% to $46,400 for the three months ended May 31, 2010.  Publishing Division sales commissions are paid on net sales and were 2.2% of net sales for the three months ended May 31, 2010 and 2.0% of net sales for the three months ended May 31, 2009.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased to $1,258,100 for the three months ended May 31, 2010 as a result of decreases in home show sales and direct sales, offset by an increase in internet sales.  UBAM Division sales commissions are paid on retail sales and were 39.3% of retail sales for the three months ended May 31, 2010 and 36.8% of retail sales for the three months ended May 31, 2009.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

During the quarter ended May 31, 2010, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay and/or will have to pay approximately $188,500 in additional travel expenses, which is reported in operating expenses as a casualty loss.

Our effective tax rate was 37.3% and 37.6% for the quarterly periods ended May 31, 2010 and 2009, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 25,000 shares at a cost of $165,200 during the quarter ended May 31, 2010.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the three months ended May 31, 2010, we experienced a positive cash flow from operating activities of $560,700.  Cash flow from operating activities resulted from net income after taxes of $188,200, a decrease in inventory of $1,022,700 and a change in taxes receivable/payable of $113,600, offset by a decrease in current liabilities of $936,100 and an increase in prepaid expenses of $7,700.

We believe that in fiscal year 2011 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We estimate that total cash used in investing activities for fiscal year 2011 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

For the three months ended May 31, 2010, cash used in financing activities was $574,700 from dividend payments of $466,400 and the purchase of $165,200 of treasury stock, offset by the sale of $56,900 in treasury stock.

As of May 31, 2010 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2010 we signed a Twelfth Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2011.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 5.00%.  At May 31, 2010, the rate in effect was 5.00%. Borrowings are collateralized by substantially all the assets of the Company.  At May 31, 2010 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at May 31, 2010.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2011 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2010, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 66.6% of net revenues for the quarter ended May 31, 2010 and 69.0% for the quarter ended May 31, 2009.  The provisions of the Accounting Standards Codification 605 “Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31 and February 28, 2010.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $116,400 and $131,300 as of May 31, 2010 and February 28, 2010, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $946,000 at May 31, 2010 and $989,000 at February 28, 2010.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $351,500 and $355,000 as of May 31, 2010 and February 28, 2010, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk.

Item 4     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2010. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS

Not Applicable.

Item 1A  RISK FACTORS

Not required by smaller reporting company.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1 - 31, 2010	15,000	$6.91	15,000	411,233
April 1 - 30, 2010	10,000	$6.16	10,000	401,233
May 1 - 31, 2010	—	N/A	—	401,233
Total	25,000	$6.61	25,000

(1)             All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)             In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 401,233 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date:	July 15, 2010	By	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.