Form 10-Q
period 2010-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2011-01-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 0-4957

EDUCATIONAL DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10302 East 55th Place, Tulsa, Oklahoma	74146-6515
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐        No ☒

As of January 12, 2011 there were 3,902,743 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	November 30, 2010	February 28, 2010

CURRENT ASSETS:
Cash and cash equivalents	$3,757,100	$1,196,900
Accounts receivable, less allowance for doubtful accounts and
sales returns $176,600 (November 30) and $231,300 (February 28)	3,878,400	3,305,500
Inventories—Net	9,519,000	11,285,300
Prepaid expenses and other assets	307,500	268,400
Income tax receivable	-	8,000
Deferred income taxes	220,500	256,900
Total current assets	17,682,500	16,321,000

INVENTORIES—Net	606,000	659,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,069,000	2,147,500

OTHER ASSETS	172,500	172,500
DEFERRED INCOME TAXES	60,900	60,400

TOTAL ASSETS	$20,590,900	$19,360,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,800,900	$2,259,100
Accrued salaries and commissions	831,600	531,600
Current maturities of long-term debt	75,000	75,000
Income taxes payable	297,200	-
Dividends payable	584,400	466,400
Other current liabilities	873,600	531,200
Total current liabilities	5,462,700	3,863,300

LONG-TERM NOTES PAYABLE, net of current maturities	75,000	75,000

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares;
Issued 6,041,040 (November 30) and 6,039,040 (February 28) shares;
Outstanding 3,895,674 (November 30) and 3,887,030 (February 28) shares	1,208,200	1,207,800
Capital in excess of par value	8,548,000	8,544,000
Retained earnings	17,030,900	17,391,700
	26,787,100	27,143,500
Less treasury stock, at cost	(11,733,900)	(11,721,400)
	15,053,200	15,422,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,590,900	$19,360,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

GROSS SALES	$13,227,000	$13,401,900	$31,115,200	$31,631,000
Less discounts and allowances	(4,234,400)	(3,932,500)	(10,595,600)	(10,331,100)
Transportation revenue	492,000	547,000	1,010,800	1,113,000
NET REVENUES	9,484,600	10,016,400	21,530,400	22,412,900
COST OF SALES	3,478,600	3,534,800	8,163,000	8,287,600
Gross margin	6,006,000	6,481,600	13,367,400	14,125,300

OPERATING EXPENSES:
Operating and selling	2,128,800	2,105,000	5,441,700	5,267,000
Sales commissions	2,165,500	2,410,500	4,468,700	4,860,600
General and administrative	472,000	487,100	1,466,600	1,520,300
Casualty loss	-	-	188,500	-
	4,766,300	5,002,600	11,565,500	11,647,900

OTHER INCOME	8,600	4,200	49,800	31,000

EARNINGS BEFORE INCOME TAXES	1,248,300	1,483,200	1,851,700	2,508,400

INCOME TAXES	471,400	558,100	696,400	942,500

NET EARNINGS	$776,900	$925,100	$1,155,300	$1,565,900

BASIC AND DILUTED EARNINGS
PER SHARE:
Basic	$0.20	$0.24	$0.30	$0.41
Diluted	$0.20	$0.24	$0.30	$0.41

WEIGHTED AVERAGE NUMBER OF
COMMON AND EQUIVALENT SHARES
OUTSTANDING:
Basic	3,891,065	3,872,134	3,883,420	3,861,001
Diluted	3,893,301	3,873,296	3,885,646	3,862,104

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2010	6,039,040	$1,207,800	$8,544,000	$17,391,700	2,152,010	$(11,721,400)	$15,422,100
Purchases of treasury stock	-	-	-	-	29,191	(189,600)	(189,600)
Sales of treasury stock	-	-	-	-	(35,835)	177,100	177,100
Exercise of options at $2.1875	2,000	400	4,000	-	-	-	4,400
Dividends declared ($.39/share)	-	-	-	(1,516,100)	-	-	(1,516,100)
Net earnings	-	-	-	1,155,300	-	-	1,155,300
BALANCE—November 30, 2010	6,041,040	$1,208,200	$8,548,000	$17,030,900	2,145,366	$(11,733,900)	$15,053,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:	$3,982,100	$258,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,700)	(2,500)

Net cash used in investing activities	(15,700)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(189,600)	(4,400)
Cash received from sales of treasury stock	177,100	146,000
Borrowings under revolving credit agreement	-	2,200,000
Payments under revolving credit agreement	-	(2,200,000)
Dividends paid	(1,398,100)	(1,536,600)
Stock options exercised	4,400	-

Net cash used in financing activities	(1,406,200)	(1,395,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,560,200	(1,139,400)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,196,900	2,896,200

CASH AND CASH EQUIVALENTS—END OF PERIOD	$3,757,100	$1,756,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$7,300
Cash paid for income taxes	$330,300	$462,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three and nine months ended November 30, 2010 and 2009, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2010 and 2009, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2010.

Note 2 – Effective June 30, 2010, we signed a Twelfth Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2011.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 5.00%.  At November 30, 2010, the rate in effect was 5.00%.  Borrowings are collateralized by substantially all the assets of the Company.  At November 30, 2010, we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at November 30, 2010.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2011 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2010, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2010
	November 30,	February 28,
Current:
Book inventory	$9,548,500	$11,310,300
Inventory valuation allowance	(29,500)	(25,000)

Inventories net–current	$9,519,000	$11,285,300

Noncurrent:
Book inventory	$926,000	$989,000
Inventory valuation allowance	(320,000)	(330,000)

Inventories net–noncurrent	$606,000	$659,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.6 million and $1.8 million for the three months ended November 30, 2010 and 2009, respectively.  Total inventory purchases from all suppliers were approximately $3.2 million and $2.2 million for the three months ended November 30, 2010 and 2009, respectively.

For the nine months ended November 30, 2010 and 2009, respectively, purchases from this company were approximately $5.6 million and $8.3 million.  Total inventory purchases from all suppliers were approximately $7.3 million and $10.8 million for the same respective periods.

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

Earnings Per Share:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Net earnings applicable to common shareholders	$776,900	$925,100	$1,155,300	$1,565,900

Shares:

Weighted average shares outstanding - basic	3,891,065	3,872,134	3,883,420	3,861,001
Assumed exercise of options	2,236	1,162	2,226	1,103

Weighted average shares outstanding - diluted	3,893,301	3,873,296	3,885,646	3,862,104

Basic Earnings Per Share	$0.20	$0.24	$0.30	$0.41
Diluted Earnings Per Share	$0.20	$0.24	$0.30	$0.41

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the third quarter of fiscal year 2011, we repurchased 471 shares of common stock.  The maximum number of shares that can be repurchased in the future is 397,042.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $828,600 and $793,500 for the three months ended November 30, 2010 and 2009, respectively.

For the nine months ended November 30, 2010 and 2009, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,834,400 and $1,781,200.

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

Information by industry segment for the three and nine months ended November 30, 2010 and 2009 follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Publishing	$2,822,700	$2,756,800	$7,631,600	$7,380,700
UBAM	6,661,900	7,259,600	13,898,800	15,032,200
Other	-	-	-	-
Total	$9,484,600	$10,016,400	$21,530,400	$22,412,900

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Publishing	$1,045,300	$1,048,900	$2,492,400	$2,584,400
UBAM	1,257,000	1,496,800	2,597,900	3,027,300
Other	(1,054,000)	(1,062,500)	(3,238,600)	(3,103,300)
Total	$1,248,300	$1,483,200	$1,851,700	$2,508,400

Note 8 – The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not applicable to us.

Note 9 – During the nine month period ended November 30, 2010, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay and/or will have to pay approximately $188,500 in additional travel expenses, which is reported in operating expenses as a casualty loss.

Note 10 –On December 17, 2010, we paid the previously declared $0.15 dividend per share to shareholders of record as of December 10, 2010.

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

The following table shows consolidated statements of income data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.7%	35.3%	37.9%	37.0%
Gross margin	63.3%	64.7%	62.1%	63.0%
Operating expenses:
Operating & selling	22.4%	21.0%	25.3%	23.5%
Sales commissions	22.8%	24.1%	20.7%	21.7%
General & administrative	5.0%	4.9%	6.8%	6.8%
Casualty loss	0.0%	0.0%	0.9%	0.0%
Total operating expenses	50.2%	50.0%	53.7%	52.0%
Income from operations	13.1%	14.7%	8.4%	11.0%
Other income	0.1%	0.0%	0.2%	0.2%
Earnings before income taxes	13.2%	14.7%	8.6%	11.2%
Income taxes	5.0%	5.5%	3.2%	4.2%
Net earnings	8.2%	9.2%	5.4%	7.0%

Operating Results for the Three Months Ended November 30, 2010

We earned income before income taxes of $1,248,300 for the three months ended November 30, 2010 compared with $1,483,200 for the three months ended November 30, 2009.

Revenues

	For the Three Months Ended November 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Gross sales	$13,227,000	$13,401,900	$(174,900)	(1.3)
Less discounts & allowances	(4,234,400)	(3,932,500)	(301,900)	7.7
Transportation revenue	492,000	547,000	(55,000)	(10.1)
Net revenues	$9,484,600	$10,016,400	$(531,800)	(5.3)

The UBAM Division’s gross sales decreased $297,800 during the three month period ending November 30, 2010 when compared with the same quarterly period a year ago.  This decrease consists primarily of decreases in direct sales of 27%, 15% in home parties and 10% in internet sales, offset by a 2% increase in school and library sales.  The decline in home party sales is attributed to a 15% decline in the total number of orders.

The Publishing Division’s gross sales increased $122,900 during the three month period ending November 30, 2010 when compared with the same quarterly period a year ago.  We attribute this to a 13.7% increase in sales to smaller retail stores and a 3.1% increase in inside sales, offset by a 1.2% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $1,255,500 and $1,008,500 for the quarterly periods ended November 30, 2010 and 2009, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 16.9% and 13.0% of UBAM’s gross sales for the quarterly periods ended November 30, 2010 and 2009, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,978,900 and $2,924,000 for the quarterly periods ended November 30, 2010 and 2009, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.4% of Publishing’s gross sales for the quarterly period ended November 30, 2010 and 51.6% for the quarterly period ended November 30, 2009.

Expenses

	For Three Months Ended November 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Cost of sales	$3,478,600	$3,534,800	$(56,200)	(1.6)
Operating & selling	2,128,800	2,105,000	23,800	1.1
Sales commissions	2,165,500	2,410,500	(245,000)	(10.2)
General & administrative	472,000	487,100	(15,100)	(3.1)
Total	$8,244,900	$8,537,400	$(292,500)	(3.4)

Cost of sales decreased 1.6% for the three months ended November 30, 2010 when compared with the three months ended November 30, 2009.  Cost of sales as a percentage of gross sales was 26.3% and 26.4%, respectively, for each of the three month periods ended November 30, 2010 and November 30, 2009.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $310,200 in the quarter ended November 30, 2010 and $306,000 in the quarter ended November 30, 2009.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.1% for the quarter ended November 30, 2010 and 15.7% for the quarter ended November 30, 2009.

Sales commissions in the Publishing Division increased 17.4% to $56,100 for the three months ended November 30, 2010.  Publishing Division sales commissions are paid on net sales and were 2.0% of net sales for the three months ended November 30, 2010 and 1.7% of net sales for the three months ended November 30, 2009.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased to $2,109,400 for the three months ended November 30, 2010 as a result of decreases in direct sales, home show sales and internet sales, offset by a small increase in school and library sales.  UBAM Division sales commissions are paid on retail sales and were 39.7% of retail sales for the three months ended November 30, 2010 and 40.1% of retail sales for the three months ended November 30, 2009.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.8% and 37.6 for the quarterly periods ended November 30, 2010 and 2009, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Nine Months Ended November 30, 2010

We earned income before income taxes of $1,851,700 for the nine months ended November 30, 2010 compared with $2,508,400 for the nine months ended November 30, 2009.

Revenues

	For the Nine Months Ended November 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Gross sales	$31,115,200	$31,631,000	$(515,800)	(1.6)
Less discounts & allowances	(10,595,600)	(10,331,100)	(264,500)	2.6
Transportation revenue	1,010,800	1,113,000	(102,200)	(9.2)
Net revenues	$21,530,400	$22,412,900	$(882,500)	(3.9)

The UBAM Division’s gross sales decreased $1,213,600 during the nine month period ending November 30, 2010 when compared with the same nine month period a year ago.  This decrease consists primarily of decreases of 19% in direct sales, 16% in home parties and 6% in internet sales, offset by an increase in school and library sales of 4%.  The decline in home party sales is attributed to a 21% decline in the total number of orders offset by a 7% increase in the average order size.

The Publishing Division’s gross sales increased $697,800 during the nine month period ending November 30, 2010 when compared with the same nine month period a year ago.  We attribute this to an 12.5% increase in sales to smaller retail stores and a 5.6% increase in inside sales, offset by a 3.8% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $2,347,400 and $2,527,300 for the nine month periods ended November 30, 2010 and 2009, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 15.4% and 15.3% of UBAM’s gross sales for the nine month periods ended November 30, 2010 and 2009, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $8,248,200 and $7,803,800 for the nine month periods ended November 30, 2010 and 2009, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.0% of Publishing’s gross sales for the nine month period ended November 30, 2010 and 51.5% for the nine month period ended November 30, 2009.

Expenses

	For Nine Months Ended November 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
Cost of sales	$8,163,000	8,287,600	$(124,600)	(1.5)
Operating & selling	5,441,700	5,267,000	174,700	3.3
Sales commissions	4,468,700	4,860,600	(391,900)	(8.1)
General & administrative	1,466,600	1,520,300	(53,700)	(3.5)
Casualty loss	188,500	-	188,500	100.0
Total	$19,728,500	$19,935,500	$(207,000)	(1.0)

Cost of sales decreased 1.5% for the nine months ended November 30, 2010 when compared with the nine months ended November 30, 2009.  Cost of sales as a percentage of gross sales was 26.2% for the nine months ended November 30, 2010 and 2009.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $881,000 in the nine months ended November 30, 2010 and $867,200 in the nine months ended November 30, 2009.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.5% for the nine months ended November 30, 2010 and 16.7% for the nine months ended November 30, 2009.

Sales commissions in the Publishing Division increased 18.7% to $159,100 for the nine months ended November 30, 2010.  Publishing Division sales commissions are paid on net sales and were 2.1% of net sales for the nine months ended November 30, 2010 and 1.8% of net sales for the nine months ended November 30, 2009.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased to $ 4,309,600 for the nine months ended November 30, 2010 as a result of decreases in home show sales, direct sales and internet sales, offset by an increase in school and library sales.  UBAM Division sales commissions are paid on retail sales and were 40.0% of retail sales for the nine months ended November 30, 2010 and 39.1% of retail sales for the nine months ended November 30, 2009.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

During the nine months ended November 30, 2010, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay and/or will have to pay approximately $188,500 in additional travel expenses, which is reported in operating expenses as a casualty loss.

Our effective tax rate was 37.6% for the nine month periods ended November 30, 2010 and 2009.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 471 shares at a cost of $2,900 during the quarter ended November 30, 2010.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the nine months ended November 30, 2010, we experienced a positive cash flow from operating activities of $3,982,100.  Cash flow from operating activities resulted from a decrease in inventory of $1,819,300, an increase in current liabilities of $1,184,200, net income after taxes of $1,155,300 and  a decrease in net taxes receivable/payable of $305,200, offset by a small increase in prepaid expenses of $39,100.

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

For the nine months ended November 30, 2010, cash used in financing activities was $1,406,200 from dividend payments of $1,398,100 and the purchase of $189,600 of treasury stock, offset by the sale of $177,100 of treasury stock.

As of November 30, 2010 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2010 we signed a Twelfth Amendment to the Credit and Security Agreement with Arvest Bank which provided a reduced $2,500,000 line of credit through June 30, 2011.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 5.00%.  At November 30, 2010, the rate in effect was 5.00%. Borrowings are collateralized by substantially all the assets of the Company.  At November 30, 2010 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at November 30, 2010.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2011 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended November 30, 2010, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 70.2% of net revenues for the quarter ended November 30, 2010 and 72.5% for the quarter ended November 30, 2009.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2010 and February 28, 2010.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $76,600 and $131,300 as of November 30, 2010 and February 28, 2010, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $926,000 at November 30, 2010 and $989,000 at February 28, 2010.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $349,500 and $355,000 as of November 30, 2010 and February 28, 2010, respectively.

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

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2010. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

 Not Applicable.

Item 1A	RISK FACTORS

Not required by smaller reporting company.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

September 1 - 30, 2010	203	$6.12	203	397,310
October 1 - 31, 2010	268	$6.10	268	397,042
November 1 - 30, 2010	-	$0.00	-	397,042
Total	471	$6.11	471

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 397,042 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date: January 14, 2011	By:	/s/ Randall W. White
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