Form 10-K
period 2011-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2011-05-27
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐                                                      No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2010, on the NASDAQ Stock Market, LLC was $22,153,200.

As of May 25, 2011, 3,880,441 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2011 relating to our Annual Meeting of Shareholders to be held on July 21, 2011 are incorporated by reference into Part III of this Report on Form 10-K.

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

•	Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2011	2010
Publishing	36%	33%
UBAM	64%	67%
Total revenues	100%	100%

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

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 6,200 consultants in 50 states at February 28, 2011.

Publishing markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets, as well as through in-house marketing by telephone to the trade.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders totaling 38% of the Publishing Division’s sales have been received from major book chains.

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

Publishing faces strong competition from large U.S. and international companies.  Historically, this division's sales are approximately 1.0% of industry sales of juvenile paperbacks.

Employees
As of April 1, 2011, 70 full-time and 2 part-time employees worked at our Tulsa and San Diego facilities; about half of those are in the assembly/distribution warehouse.  We believe our relations with our employees are good.

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

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol--EDUC).  The high and low closing quarterly common stock quotations for fiscal years 2011 and 2010, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2011		2010
Period	High	Low	High	Low
1st Qtr	$7.00	$5.97	$6.05	$3.10
2nd Qtr	$5.96	$5.15	$5.87	$4.40
3rd Qtr	$7.00	$5.48	$5.66	$4.76
4th Qtr	$7.00	$6.25	$6.19	$5.25

The number of shareholders of record of EDC's common stock at March 11, 2011 was 684.

During fiscal year 2011, we paid quarterly dividends totaling $0.51 per share as follows:  $0.12 per share dividend on March 19, 2010, $0.12 per share dividend on June 18, 2010, $0.12 per share dividend on September 17, 2010, and $0.15 per share dividend on December 17, 2010.   An additional $0.12 per share dividend was declared on February 28, 2011 and was paid during fiscal year 2012 to shareholders of record on March 11, 2011.  Per share dividends during fiscal year 2010 totaled $0.55 paid plus $0.12 declared, but paid in fiscal year 2011.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2010	-	$-	-	397,042
January 1 - 31, 2011	202	$6.85	202	396,840
February 1 - 28, 2011	-	$0.00	-	396,840
Total	202	$6.85	202

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

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

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  Sales in the book industry were approximately $11.7 billion for calendar year 2010.  Sales in the trade industry, defined as wholesale sales to retailers, were approximately $5.3 billion for calendar year 2010.

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

Publishing Division Sales by Market Type

	FY 2011	FY 2010
National chain stores	38%	39%
All other	62%	61%
Total net sales	100%	100%

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

Net Revenues for Publishing Division
	FY 2011	FY 2010
Net Revenues	$9,829,400	$9,502,700

Publishing Division’s net revenues increased $326,700 in fiscal year 2011 from fiscal year 2010, or 3.4%.  Net revenues were up 9.7% for smaller retail stores and 3.6% for inside sales, but were down 0.7% for national chain stores.

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

Consultants During Year

	FY 2011	FY 2010
New Sales Representatives	4,100	6,200
Active Sales Representatives End of Fiscal Year	6,200	8,000

The UBAM Division presently has six levels of sales representatives:

•	Consultants
•	Supervisors
•	Senior Supervisors
•	Executive Supervisors
•	Senior Executive Supervisors
•	Directors

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

Percent of Net Revenues by UBAM Marketing Program
	FY 2011	FY 2010
Home Shows	33%	37%
Direct Sales	2%	2%
School & Library, including Book Fairs	42%	38%
Internet	13%	13%
Transportation Revenue	10%	10%
Totals	100%	100%

Number of Orders by UBAM Marketing Program
	FY 2011	FY 2010
Home Shows	24,100	29,000
Direct Sales	4,200	5,100
School & Library, including Book Fairs	12,500	12,400
Internet	41,700	46,000
	82,500	92,500

Net revenues from home shows declined 16% or $783,700 during fiscal year 2011.  This was primarily due to 17% fewer orders placed during the period offset by per-order averages which were up 2%.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues from direct sales declined 17% or $53,000 during fiscal year 2011.  This resulted from an 18% decrease in the number of orders placed during the year.  Direct sales are sales without a hostess being involved.  This program makes it possible for consultants to work directly out of their homes by selling to friends, neighbors and other customers.  It is especially convenient for those individuals who wish to order books from a consultant but are unable to attend a home show.

The UBAM Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, including book fairs, decreased 1% or $36,600 during fiscal year 2011.  The number of orders placed during the year was flat while the per-order average decreased 1%.

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

Internet sales slowed for UBAM, decreasing 8% or $141,000 during fiscal year 2011.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal monthly fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.  Web-only specials are changed frequently and have proved successful, contributing to the growth in this market.

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

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We can continue to grow with minimal additional capital requirements.  Our primary source of cash is generated from operations.  Our primary uses of cash are to pay dividends, acquire treasury stock, and purchase property and equipment.  If needed, we would utilize our bank credit facility to meet our short-term cash requirements.

We expect our ongoing cash flow to continue to exceed cash required to operate the business.  Consequently, we expect short-term borrowings to continue to remain at a minimum.

During fiscal year 2011 we experienced a positive cash flow from operations of $2,815,400.  Cash flow from operations was increased by a decrease in inventories of $1,341,200 and an increase in current liabilities of $157,000 and a $31,800 increase in net income tax payable/receivable, offset by a $131,000 increase in prepaid expenses and other assets.

Cash used in investing activities was $19,600 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2012 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $2,004,500 which was primarily due to dividend payments of $1,982,500, $75,000 notes payable paid, and $191,000 paid to acquire treasury stock.  These were offset by cash received of $239,600 from the sale of treasury stock.  In September 2002, the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2011 and 2010, we paid 170% and 111%, respectively, of net earnings as a cash dividend.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2011	FY 2010
Net revenues	100.0%	100.0%
Cost of sales	37.8%	36.8%
Gross margin	62.2%	63.2%
Operating expenses:
Operating and selling	26.0%	24.5%
Sales commissions	20.4%	21.4%
General and administrative	8.7%	7.1%
Casualty Loss	0.7%	-%
Total operating expenses	55.8%	53.0%
Income from operations	6.4%	10.2%
Other income	0.5%	0.5%
Earnings before income taxes	6.9%	10.7%
Income taxes	2.6%	4.0%
Net earnings	4.3%	6.7%

Fiscal Year 2011 Compared with Fiscal Year 2010

The following presents an overview of our results of operations for the years ended February 28, 2011 and 2010.  We had earnings before income taxes of $1,870,200 for fiscal year 2011 compared with $3,052,400 for fiscal year 2010.

Revenues

			$ Increase/
	FY 2011	FY 2010	(decrease)
Gross sales	$39,630,700	$40,451,300	$(820,600)
Less discounts & allowances	(13,657,600)	(13,209,700)	(447,900)
Transportation revenue	1,270,100	1,429,200	(159,100)
Net revenues	$27,243,200	$28,670,800	$(1,427,600)

The UBAM Division’s gross sales decreased 8.1% or $1,686,000 during FY 2011 when compared with FY 2010.  This decrease is attributable to lower sales in the home party, direct sales, school and library/book fair, and the internet markets.  Average sales per order for this division were up 2.2%, while the overall number of orders was down 10.8% due to reductions in each of those markets. The Publishing Division’s gross sales increased 4.4% or $865,400 during FY 2011 when compared with FY 2010.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $10,646,500 in fiscal year 2011 and $10,111,300 in fiscal year 2010.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.1% of Publishing’s gross sales in fiscal year 2011 and 51.7% in fiscal year 2010.

The UBAM Division’s discounts and allowances were $3,011,100 in fiscal year 2011 and $3,098,400 in fiscal year 2010.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 15.7% of UBAM’s gross sales in fiscal year 2011 and 14.8% in fiscal year 2010.

Transportation revenues decreased $159,100 in fiscal year 2011, primarily due to the decrease in sales during the year.

Expenses

	FY 2011	FY 2010	$ Increase/ (decrease)
Cost of sales	$10,284,700	$10,538,300	$(253,600)
Operating and selling	7,077,200	7,032,400	44,800
Sales commissions	5,568,600	6,130,500	(561,900)
General and administrative	2,380,600	2,042,400	338,200
Casualty loss	188,500	-	188,500
Total	$25,499,600	$25,743,600	$(244,000)

Cost of sales decreased 2.4% in fiscal year 2011 when compared with fiscal year 2010.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 71% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network, which totaled $1,135,100 in FY 2011 and $1,162,100 in FY 2010.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.9% for fiscal year 2011 and 17.4% for fiscal year 2010.

Sales commissions in the Publishing Division increased $29,600 for the fiscal year ended 2011.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 2.1% in fiscal year 2011 and 1.8% of net sales in fiscal year 2010.

Sales commissions in the UBAM Division decreased $591,500.  UBAM Division sales commissions are paid on retail sales and were 39.6% for fiscal year 2011 and 39.2% for fiscal year 2010. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The decrease in sales commissions is the result of lower sales in the UBAM Division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses as a percentage of gross sales were 6.0% for fiscal year 2011 and 5.0% for fiscal year 2010.

The tax provision for fiscal year 2011 was $702,000.  The effective rate for fiscal year 2011 was 37.5% and for fiscal year 2010 was 37.3%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 64% of net revenues in fiscal year 2011 and 67% of net revenues in fiscal year 2010.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of both February 28, 2011 and 2010.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $462,800 and $131,300 as of February 28, 2011 and 2010, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $903,000 and $989,000 at February 28, 2011 and 2010, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $330,700 and $355,000 as of February 28, 2011 and 2010, respectively.

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

Our principal supplier, based in England, imposes minimum order requirements before reprinting a title.  At the current time we must reorder 6,500 or more of a title in order to get a solo print run.  If we order less than 6,500 of a title, then we normally share a print run with the supplier’s other customers, which can result in more lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2011. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 21, 2011.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption "Executive Officers" as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 21, 2011.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 21, 2011.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 21, 2011.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 21, 2011.

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

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK

10.13	Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Tenth Amendment dated June 30, 2008 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.15	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.16	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:           May 27, 2011                             By     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:           May 27, 2011                          /s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

May 27, 2011                           /s/ John A. Clerico
John A. Clerico, Director

May 27, 2011                          /s/ James F. Lewis
James F. Lewis, Director

May 27, 2011                           /s/ Ronald T. McDaniel
Ronald T. McDaniel, Director

May 27, 2011                           /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2011 and 2010, and the related statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 27, 2011

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28,

ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$1,988,200	$1,196,900
Accounts receivable, less allowance for doubtful accounts and sales returns $562,800 (2011) and $231,300 (2010)	3,076,300	3,305,500
Inventories—Net	10,010,100	11,285,300
Prepaid expenses and other assets	315,500	268,400
Income tax receivable	-	8,000
Deferred income taxes	367,700	256,900
Total current assets	15,757,800	16,321,000

INVENTORIES—Net	593,000	659,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,042,400	2,147,500

OTHER ASSETS	256,500	172,500
DEFERRED INCOME TAXES	55,300	60,400

TOTAL	$18,705,000	$19,360,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,407,900	$2,259,100
Accrued salaries and commissions	398,700	531,600
Current maturities of long-term debt	75,000	75,000
Income tax payable	23,800	-
Dividends payable	468,700	466,400
Other current liabilities	672,400	531,200
Total current liabilities	4,046,500	3,863,300

LONG-TERM NOTES PAYABLE, net of current maturities	-	75,000

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (2011) and 6,039,040 (2010) shares; Outstanding 3,905,898 (2011) and 3,887,030 (2010) shares	1,208,200	1,207,800
Capital in excess of par value	8,548,000	8,544,000
Retained earnings	16,575,100	17,391,700
	26,331,300	27,143,500
Less treasury stock, at cost	(11,672,800)	(11,721,400)
	14,658,500	15,422,100
TOTAL	$18,705,000	$19,360,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28,

	2011	2010

GROSS SALES	$39,630,700	$40,451,300
Less discounts and allowances	(13,657,600)	(13,209,700)
Transportation revenue	1,270,100	1,429,200
NET REVENUES	27,243,200	28,670,800
COST OF SALES	10,284,700	10,538,300
Gross margin	16,958,500	18,132,500

OPERATING EXPENSES:
Operating and selling	7,077,200	7,032,400
Sales commissions	5,568,600	6,130,500
General and administrative	2,380,600	2,042,400
Casualty loss	188,500	-
	15,214,900	15,205,300

OTHER INCOME	126,600	125,200

EARNINGS BEFORE INCOME TAXES	1,870,200	3,052,400

INCOME TAXES	702,000	1,138,800
NET EARNINGS	$1,168,200	$1,913,600

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.30	$0.49
Diluted	$0.30	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,887,895	3,866,510
Diluted	3,890,384	3,868,082

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2009	6,039,040	$1,207,800	$8,508,400	$18,062,800	2,200,579	$(11,883,700)	$15,895,300

Purchases of treasury stock	-	-	-	-	7,919	(46,400)	(46,400)
Sales of treasury stock	-	-	-	-	(56,488)	208,700	208,700
Dividends declared ($0.12/share)	-	-	-	(466,400)	-	-	(466,400)
Dividends paid ($0.55/share)	-	-	-	(2,118,300)	-	-	(2,118,300)
Stock-based compensation	-	-	35,600	-	-	-	35,600
Net earnings	-	-	-	1,913,600	-	-	1,913,600
BALANCE—February 28, 2010	6,039,040	1,207,800	8,544,000	17,391,700	2,152,010	(11,721,400)	15,422,100
Purchases of treasury stock	-	-	-	-	29,393	(191,000)	(191,000)
Sales of treasury stock	-	-	-	-	(46,262)	239,600	239,600
Dividends declared ($0.12/share)	-	-	-	(468,700)	-	-	(468,700)
Dividends paid ($0.39/share)	-	-	-	(1,516,100)	-	-	(1,516,100)
Exercise of options at $2.1875	2,000	400	4,000	-	-	-	4,400
Net earnings	-	-	-	1,168,200	-	-	1,168,200
BALANCE—February 28, 2011	6,041,040	$1,208,200	$8,548,000	$16,575,100	2,135,141	$(11,672,800)	$14,658,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,168,200	$1,913,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	124,700	136,500
Deferred income taxes	(105,700)	(41,300)
Stock-based compensation	-	35,600
Provision for doubtful accounts and sales returns	1,619,600	1,207,400
Changes in assets and liabilities:
Accounts receivable	(1,390,400)	(1,259,900)
Inventories, net	1,341,200	(1,073,700)
Prepaid expenses and other assets	(131,100)	(73,700)
Accounts payable, accrued salaries and commissions, and other current liabilities	157,100	(322,000)
Income tax payable/receivable, net	31,800	(110,200)
Total adjustments	1,647,200	(1,501,300)
Net cash provided by operating activities	2,815,400	412,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,600)	(5,600)
Net cash used in investing activities	(19,600)	(5,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(75,000)	(150,000)
Cash received from exercise of stock options	4,400	-
Cash received from sale of treasury stock	239,600	208,700
Cash paid to acquire treasury stock	(191,000)	(46,400)
Borrowings under revolving credit agreement	-	2,200,000
Payments under revolving credit agreement	-	(2,200,000)
Dividends paid	(1,982,500)	(2,118,300)
Net cash used in financing activities	(2,004,500)	(2,106,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	791,300	(1,699,300)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,196,900	2,896,200
CASH AND CASH EQUIVALENTS—END OF YEAR	$1,988,200	$1,196,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$742,700	$1,290,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2011 AND 2010

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—We distribute books and publications through our Publishing and Usborne Books and More (“UBAM”) Divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the sole U.S. distributor of books and related items, which are published by an England-based publishing company, Usborne, our primary supplier.  We are also in the direct publishing market through our ownership of Kane/Miller Publishers. The terms “EDC,” “we,” “our,” or  “us,” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $7.3 million for the year ended February 28, 2011 and $10.0 million for the year ended February 28, 2010.  Total inventory purchases for those same periods were approximately $10.3 million and $13.5 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and cash on deposit in banks.  We maintain bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At times, cash balances may be in excess of the FDIC insurance limit.  The majority of payments due from banks for third party credit card transactions process within two business days.  Amounts due are classified as cash and cash equivalents at February 28, 2011 and 2010.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2011 and 2010.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery & equipment	3 - 10 years
Furniture & fixtures	3 years

Income Taxes—We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 64% of net revenues in FY 2011 and 67% of net revenues in FY 2010.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of both February 28, 2011 and 2010.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $162,800 and $149,200 for the years ending February 28, 2011 and 2010, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,320,300 and $2,268,600 for the years ending February 28, 2011 and 2010, respectively.

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

The following reconciles the diluted earnings per share:

	Year Ended February 28,
	2011	2010
Diluted Earnings Per Share:
Net earnings applicable tocommon shareholders	$1,168,200	$1,913,600

Shares:
Weighted average sharesoutstanding–basic	3,887,895	3,866,510
Assumed exercise of options	2,489	1,572

Weighted average sharesoutstanding–diluted	3,890,384	3,868,082

Diluted Earnings Per Share	$0.30	$0.49

There were no stock options for the fiscal years ended February 28, 2011 and February 28, 2010 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2011 and 2010.

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

2.     INVENTORIES

Inventories consist of the following:

	February 28,
	2011	2010
Current:
Book inventory	$10,030,800	$11,310,300
Inventory valuation allowance	(20,700)	(25,000)
Inventories net–current	$10,010,100	$11,285,300

Noncurrent:
Book inventory	$903,000	$989,000
Inventory valuation allowance	(310,000)	(330,000)
Inventories net–noncurrent	$593,000	$659,000

3.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2011	2010
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,182,500	2,162,900
Furniture and fixtures	74,100	74,100
	4,631,300	4,611,700
Less accumulated depreciation	(2,588,900)	(2,464,200)
	$2,042,400	$2,147,500

4.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 are as follows:

	2011	2010
Current:
Deferred tax assets:
Allowance for doubtful accounts	$176,000	$50,500
Inventory overhead capitalization	77,300	87,100
Allowance for slow moving inventory	7,600	9,500
Allowance for sales returns	38,000	38,000
Accruals	68,800	71,800

Deferred tax assets–Current	$367,700	$256,900

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$117,800	$125,400

Deferred tax assets	117,800	125,400

Deferred tax liabilities:
Property and equipment	(62,500)	(65,000)

Deferred tax liabilities	(62,500)	(65,000)

Deferred tax asset–Net	$55,300	$60,400

Management has determined that no valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 28,
	2011	2010
Current:
Federal	$676,900	$990,700
State	130,800	189,400
	807,700	1,180,100
Deferred:
Federal	(88,900)	(36,800)
State	(16,800)	(4,500)
	(105,700)	(41,300)
Total income tax expense	$702,000	$1,138,800

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,
	2011	2010
Tax expense at federal statutory rate	$635,900	$1,037,800
State income tax–net of federal tax benefit	73,700	120,500
Other	(7,600)	(19,500)
Total income tax expense	$702,000	$1,138,800

We file our tax returns in the US and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2008. We are not currently the subject of any income tax examinations by any tax authorities.

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

5.     EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $73,400 and $67,900 in the fiscal years ended February 28, 2011 and 2010, respectively.

6.     DEBT

We have a $2,500,000 revolving credit agreement, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 5.00%.  At February 28, 2011, the rate in effect was 5.00%, collateralized by substantially all of our assets and maturing on June 30, 2011.  Available credit under the revolving credit agreement was $2,500,000 at February 28, 2011. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2011 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

We had no borrowings outstanding on the above revolving credit agreement at February 28, 2011 and 2010.

The following table provides a summary of our notes payable as of February 28:

	2011	2010
Notes payable to former Kane/Miller shareholders,payments due annually, maturing 2011	$75,000	$150,000
Less current maturities	(75,000)	(75,000)
Long-term notes payable, less current maturities	$-	$75,000

7.     COMMITMENTS

At February 28, 2011, we had outstanding purchase commitments for inventory totaling approximately $3,646,400.

Rent expense for the year ended February 28, 2011 was $80,900.  The following table provides a summary of our future lease obligations as of February 28, 2011:

	Total	2012	2013	2014	2015
Total lease payments due	$76,000	$57,300	$8,500	$5,100	$5,100

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

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2011 expire beginning in March 2014 through December 2019.

A summary of the status of our Incentive Plans as of February 28, 2011 and 2010, and changes during the years then ended is presented below:

	February 28, 2011		February 28, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding atBeginning of Year	18,000	$5.17	3,000	$-

Granted	-	-	15,000	5.25

Exercised/canceled	(2,000)	(2.19)	-	-

Outstanding at End of Year	16,000	$5.55	18,000	$5.17

The following table summarizes information about stock options outstanding at February 28, 2011:

	Number	Weighted Average
	Outstanding	Remaining
Weighted Average	at February 28,	Contractual
Exercise Price	2011	Life (Years)

$5.25	15,000	8.8
$10.00	1,000	3.0
	16,000

All options outstanding are exercisable at February 28, 2011.

9.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2011 and 2010.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2011
First quarter	$6,295,400	$3,974,200	$188,200	$0.05	$0.05
Second quarter	5,750,400	3,387,200	190,200	0.05	0.05
Third quarter	9,484,600	6,006,000	776,900	0.20	0.20
Fourth quarter	5,712,800	3,591,100	12,900	0.00	0.00
Total year	$27,243,200	$16,958,500	$1,168,200	$0.30	$0.30

2010
First quarter	$6,390,600	$4,090,400	$415,400	$0.11	$0.11
Second quarter	6,005,900	3,553,300	225,400	0.06	0.06
Third quarter	10,016,400	6,481,600	925,100	0.24	0.24
Fourth quarter	6,257,900	4,007,200	347,700	0.08	0.08
Total year	$28,670,800	$18,132,500	$1,913,600	$0.49	$0.49

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

Information by industry segment for the years ended February 28, 2011 and 2010 is set forth below:

NET REVENUES

	2011	2010
Publishing	$9,829,400	$9,502,700
UBAM	17,413,800	19,168,100
Other	-	-
Total	$27,243,200	$28,670,800

EARNINGS (LOSS) BEFORE INCOME TAXES

	2011	2010
Publishing	$3,204,400	$3,263,100
UBAM	3,262,700	3,842,200
Other	(4,596,900)	(4,052,900)
Total	$1,870,200	$3,052,400

11.     STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2011, we purchased 29,393 shares of common stock at an average price of $6.50 per share totaling approximately $191,000.  The maximum number of shares that may be repurchased in the future is 396,840.

12.     CASUALTY LOSS

During fiscal year ended February 28, 2011, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay and/or will have to pay approximately $188,500 in additional travel expenses, which is reported in operating expenses as a casualty loss.

13.     RECEIVABLE FROM CUSTOMER IN BANKRUPTCY

At February 28, 2011, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act").  The debtor has presented restructuring plans to obtain additional financing from various sources to enable it to satisfy the claims of its creditors but, as of February 28, 2011, has been unable to obtain financing in an amount sufficient to satisfy these claims.  We have reserved an allowance for bad debts of $340,000 specifically related to this account.

14.     SUBSEQUENT EVENTS

On March 18, 2011, we paid the previously declared $0.12 dividend per share to shareholders of record as of March 11, 2011.

On May 20, 2011, the Board of Directors appointed Kara Gae Neal to the Board, effective May 20, 2011.

On May 25, 2011, we declared a $0.12 quarterly dividend per share to shareholders of record as of June 10, 2011.

******