Form 10-Q
period 2011-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2011-07-14
CIK 31667

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

As of July 13, 2011 there were 3,889,073 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2011	February 28, 2011

CURRENT ASSETS:
Cash and cash equivalents	$1,843,900	$1,988,200
Accounts receivable, less allowance for doubtful accounts and sales returns $571,000 (May 31) and $562,800 (February 28)	3,291,400	3,076,300
Inventories—Net	10,023,200	10,010,100
Prepaid expenses and other assets	301,900	315,500
Deferred income taxes	367,100	367,700
Total current assets	15,827,500	15,757,800

INVENTORIES—Net	492,000	593,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,013,300	2,042,400

OTHER ASSETS	256,500	256,500
DEFERRED INCOME TAXES	55,100	55,300

TOTAL ASSETS	$18,644,400	$18,705,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,593,100	$2,407,900
Accrued salaries and commissions	481,400	398,700
Current maturities of long-term debt	75,000	75,000
Income taxes payable	122,500	23,800
Dividends payable	466,700	468,700
Other current liabilities	516,300	672,400
Total current liabilities	4,255,000	4,046,500

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 28) shares; Outstanding 3,889,073 (May 31) and 3,905,898 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	16,408,600	16,575,100
	26,164,800	26,331,300
Less treasury stock, at cost	(11,775,400)	(11,672,800)
	14,389,400	14,658,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,644,400	$18,705,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2011	2010

GROSS SALES	$9,303,900	$8,776,000
Less discounts and allowances	(3,265,300)	(2,744,400)
Transportation revenue	225,800	263,800
NET REVENUES	6,264,400	6,295,400
COST OF SALES	2,440,400	2,321,200
Gross margin	3,824,000	3,974,200

OPERATING EXPENSES:
Operating and selling	1,645,800	1,707,500
Sales commissions	1,224,500	1,304,500
General and administrative	478,400	477,600
Casualty loss	-	188,500
	3,348,700	3,678,100

OTHER INCOME	5,400	4,200

EARNINGS BEFORE INCOME TAXES	480,700	300,300

INCOME TAXES	180,500	112,100

NET EARNINGS	$300,200	$188,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,897,129	3,876,603
Diluted	3,899,026	3,880,131

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2011

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2011	6,041,040	$1,208,200	$8,548,000	$16,575,100	2,135,141	$(11,672,800)	$14,658,500
Purchases of treasury stock	-	-	-	-	25,417	(154,200)	(154,200)
Sales of treasury stock	-	-	-	-	(8,591)	51,600	51,600
Dividends declared ($.12/share)	-	-	-	(466,700)	-	-	(466,700)
Net earnings	-	-	-	300,200	-	-	300,200
BALANCE—May 31, 2011	6,041,040	$1,208,200	$8,548,000	$16,408,600	2,151,967	$(11,775,400)	$14,389,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:	$427,000	$560,700

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(154,200)	(165,200)
Cash received from sales of treasury stock	51,600	56,900
Dividends paid	(468,700)	(466,400)

Net cash used in financing activities	(571,300)	(574,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144,300)	(14,000)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,988,200	1,196,900

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,843,900	$1,182,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$81,000	$-

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three months ended May 31, 2011 and 2010, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2011 and 2010, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2011.

Note 2 – Effective June 30, 2011, we signed a Thirteenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $2,500,000 line of credit through June 30, 2012.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2011, the rate in effect was 5.00%.  Borrowings are collateralized by substantially all the assets of the Company.  At May 31, 2011, we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at May 31, 2011.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2012 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2011, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2011
	May 31,	February 28,
Current:
Book inventory	$10,045,400	$10,030,800
Inventory valuation allowance	(22,200)	(20,700)

Inventories net–current	$10,023,200	$10,010,100

Noncurrent:
Book inventory	$807,000	$903,000
Inventory valuation allowance	(315,000)	(310,000)

Inventories net–noncurrent	$492,000	$593,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.0 million and $1.2 million for the three months ended May 31, 2011 and 2010, respectively.  Total inventory purchases from all suppliers were approximately $2.6 million and $1.6 million for the three months ended May 31, 2011 and 2010, respectively.

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

Earnings Per Share:
	Three Months Ended May 31,
	2011	2011

Net earnings applicable to common shareholders	$300,200	$188,200

Shares:

Weighted average shares outstanding - basic	3,897,129	3,876,603
Assumed exercise of options	1,897	3,528

Weighted average shares outstanding - diluted	3,899,026	3,880,131

Basic Earnings Per Share	$0.08	$0.05
Diluted Earnings Per Share	$0.08	$0.05

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2012, we repurchased 25,417 shares of common stock.  The maximum number of shares that can be repurchased in the future is 371,423.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $500,100 and $505,700 for the three months ended May 31, 2011 and 2010, respectively.

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

Information by industry segment for the three months ended May 31, 2011 and 2010 follows:

NET REVENUES
	Three Months Ended May 31,
	2011	2010
Publishing	$2,403,200	$2,099,600
UBAM	3,861,200	4,195,800
Other	-	-
Total	$6,264,400	$6,295,400

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended May 31,
	2011	2010
Publishing	$759,900	$603,600
UBAM	700,000	884,000
Other	(979,200)	(1,187,300)
Total	$480,700	$300,300

Note 8 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 - During fiscal year ended February 28, 2011, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay approximately $188,500 in additional travel expenses, which was reported in operating expenses as a casualty loss for fiscal year ended February 28, 2011.

Note 10 - At February 28, 2011, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act").  The debtor has presented restructuring plans to obtain additional financing from various sources to enable it to satisfy the claims of its creditors but, as of May 31, 2011, has been unable to obtain financing in an amount sufficient to satisfy these claims.  At May 31, 2011, this receivable remains $364,500, of which, $340,000 is reserved.

Note 11 – On June 17, 2011, we paid the previously declared $0.12 dividend per share to shareholders of record as of June 10, 2011.

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

The following table shows consolidated statements of income data as a percentage of net revenues.

	Three Months Ended May 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of sales	39.0%	36.9%
Gross margin	61.0%	63.1%
Operating expenses:
Operating & selling	26.3%	27.1%
Sales commissions	19.5%	20.7%
General & administrative	7.6%	7.6%
Casualty loss	0.0%	3.0%
Total operating expenses	53.4%	58.4%
Income from operations	7.6%	4.7%
Other income	0.1%	0.1%
Earnings before income taxes	7.7%	4.8%
Income taxes	2.9%	1.8%
Net earnings	4.8%	3.0%

Operating Results for the Three Months Ended May 31, 2011

We earned income before income taxes of $480,700 for the three months ended May 31, 2011 compared with $300,300 for the three months ended May 31, 2010.

Revenues

	For the Three Months Ended May 31,
	2011	2010	$ Change	% Change
Gross sales	$9,303,900	$8,776,000	$527,900	6.0
Less discounts & allowances	(3,265,300)	(2,744,400)	(520,900)	19.0
Transportation revenue	225,800	263,800	(38,000)	(14.4)
Net revenues	$6,264,400	$6,295,400	$(31,000)	(0.5)

The UBAM Division’s gross sales decreased $162,200 during the three month period ending May 31, 2011 when compared with the same quarterly period a year ago.  This decrease consists primarily of decreases in direct sales of 16%, 11%  in school and library sales, 6% in home parties and 1% in internet sales.  The decline in direct sales is attributed to a 31% decline in the total number of orders, offset by a 22% increase in average order size.  The decline in home party sales is attributed to a 15% decline in the total number of orders, offset by a 10% increase in average order size.

The Publishing Division’s gross sales increased $690,100 during the three month period ending May 31, 2011 when compared with the same quarterly period a year ago.  We attribute this to a 39.0% increase in sales to major national accounts, a 16.7% increase in sales to smaller retail stores and a 1.4% increase in inside sales.

The UBAM Division’s discounts and allowances were $607,700 and $470,200 for the quarterly periods ended May 31, 2011 and 2010, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 14.3% and 10.7% of UBAM’s gross sales for the quarterly periods ended May 31, 2011 and 2010, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,657,600 and $2,274,200 for the quarterly periods ended May 31, 2011 and 2010, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.6% of Publishing’s gross sales for the quarterly period ended May 31, 2011 and 52.1% for the quarterly period ended May 31, 2010.

Expenses

	For Three Months Ended May 31,
	2011	2010	$ Change	% Change
Cost of sales	$2,440,400	$2,321,200	$119,200	5.1
Operating & selling	1,645,800	1,707,500	(61,700)	(3.6)
Sales commissions	1,224,500	1,304,500	(80,000)	(6.1)
General & administrative	478,400	477,600	800	0.2
Casualty loss	-	188,500	(188,500)	(100.0)
Total	$5,789,100	$5,999,300	$(210,200)	(3.5)

Cost of sales increased 5.1% for the three months ended May 31, 2011 when compared with the three months ended May 31, 2010.  Cost of sales as a percentage of gross sales was 26.2% and 26.4%, respectively, for each of the three month periods ended May 31, 2011 and May 31, 2010.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $272,000 in the quarter ended May 31, 2011 and $293,500 in the quarter ended May 31, 2010.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.7% for the quarter ended May 31, 2011 and 19.5% for the quarter ended May 31, 2010.

Sales commissions in the Publishing Division increased 12.1% to $52,000 for the three months ended May 31, 2011.  Publishing Division sales commissions are paid on net sales and were 2.2% of net sales for both the three months ended May 31, 2011 and  2010.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 6.8% to $1,172,500 for the three months ended May 31, 2011 which corresponds with the decrease in net sales for the same period.  UBAM Division sales commissions are paid on retail sales and were 38.0% of retail sales for the three months ended May 31, 2011 and 39.3% of retail sales for the three months ended May 31, 2010.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.5% and 37.3% for the quarterly periods ended May 31, 2011 and 2010, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

During fiscal year ended February 28, 2011, we determined that amounts paid to a third party for travel deposits had not been used to reserve travel for the Company.  As a result of this, we had to pay approximately $188,500 in additional travel expenses, which was reported in operating expenses as a casualty loss for fiscal year ended February 28, 2011.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 25,417 shares at a cost of $154,200 during the quarter ended May 31, 2011.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the three months ended May 31, 2011, we experienced a positive cash flow from operating activities of $427,000.  Cash flow from operating activities resulted from net income after taxes of $300,200, an increase in certain current liabilities of $111,800, an increase in net taxes receivable/payable of $98,700, a decrease in inventory of $87,900, and a small decrease in prepaid expenses of $13,600.

We believe that in fiscal year 2012 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We estimate that total cash used in investing activities for fiscal year 2012 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

For the three months ended May 31, 2011, cash used in financing activities was $571,300 from dividend payments of $468,700 and the purchase of $154,200 of treasury stock, offset by the sale of $51,600 of treasury stock.

As of May 31, 2011 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2011 we signed a Thirteenth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $2,500,000 line of credit through June 30, 2012.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2011, the rate in effect was 5.00%. Borrowings are collateralized by substantially all the assets of the Company.  At May 31, 2011 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at May 31, 2011.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2012 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended May 31, 2011, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 61.6% of net sales for the quarter ended May 31, 2011 and 66.6% for the quarter ended May 31, 2010.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2011 and February 28, 2011.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $471,000 and $462,800 as of May 31, 2011 and February 28, 2011, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $807,000 at May 31, 2011 and $903,000 at February 28, 2011.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $337,200 and $330,700 as of May 31, 2011 and February 28, 2011, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4         CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2011. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A     RISK FACTORS

Not required by smaller reporting company.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1 - 31, 2011	845	$6.37	845	395,995
April 1 - 30, 2011	23,120	$6.05	23,120	372,875
May 1 - 31, 2011	1,452	$6.19	1,452	371,423
Total	25,417	$6.07	25,417

(1) All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2) In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan. Pursuant to the plan, we may purchase a total of 371,423 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 14, 2011	By:	/s/ Randall W. White
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