Form 10-Q
period 2011-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2011-10-17
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of October 12, 2011 there were 3,896,422 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	August 31, 2011	February 28, 2011

CURRENT ASSETS:
Cash and cash equivalents	$932,000	$1,988,200
Accounts receivable, less allowance for doubtful accounts and sales returns $544,700 (Aug 31) and $562,800 (February 28)	3,337,900	3,076,300
Inventories—Net	10,195,900	10,010,100
Prepaid expenses and other assets	279,400	315,500
Income tax receivable	52,700	-
Deferred income taxes	377,400	367,700
Total current assets	15,175,300	15,757,800

INVENTORIES—Net	500,000	593,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,045,700	2,042,400

OTHER ASSETS	256,400	256,500
DEFERRED INCOME TAXES	60,600	55,300

TOTAL ASSETS	$18,038,000	$18,705,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,517,300	$2,407,900
Accrued salaries and commissions	359,500	398,700
Current maturities of long-term debt	75,000	75,000
Income taxes payable	-	23,800
Dividends payable	466,700	468,700
Other current liabilities	574,700	672,400
Total current liabilities	3,993,200	4,046,500

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (Aug 31 and February 28) shares; Outstanding 3,888,971 (Aug 31) and 3,905,898 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	16,068,100	16,575,100
	25,824,300	26,331,300
Less treasury stock, at cost	(11,779,500)	(11,672,800)
	14,044,800	14,658,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,038,000	$18,705,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended Aug 31,		Six Months Ended August 31,
	2011	2010	2011	2010

GROSS SALES	$9,390,900	$9,112,200	$18,694,800	$17,888,200
Less discounts and allowances	(4,132,400)	(3,616,800)	(7,397,700)	(6,361,200)
Transportation revenue	178,600	255,000	404,400	518,800
NET REVENUES	5,437,100	5,750,400	11,701,500	12,045,800
COST OF SALES	2,400,400	2,363,200	4,840,800	4,684,400
Gross margin	3,036,700	3,387,200	6,860,700	7,361,400

OPERATING EXPENSES:
Operating and selling	1,488,100	1,605,400	3,133,900	3,312,900
Sales commissions	841,400	998,700	2,065,900	2,303,200
General and administrative	511,800	517,000	990,200	994,600
Casualty loss	-	-	-	188,500
	2,841,300	3,121,100	6,190,000	6,799,200

OTHER INCOME	4,700	37,000	10,100	41,200

EARNINGS BEFORE INCOME TAXES	200,100	303,100	680,800	603,400

INCOME TAXES	73,900	112,900	254,400	225,000

NET EARNINGS	$126,200	$190,200	$426,400	$378,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.03	$0.05	$0.11	$0.10
Diluted	$0.03	$0.05	$0.11	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,893,283	3,882,593	3,895,206	3,879,598
Diluted	3,893,700	3,883,505	3,896,363	3,881,818

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2011

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2011	6,041,040	$1,208,200	$8,548,000	$16,575,100	2,135,141	$(11,672,800)	$14,658,500
Purchases of treasury stock	-	-	-	-	36,721	(214,300)	(214,300)
Sales of treasury stock	-	-	-	-	(19,793)	107,600	107,600
Dividends declared ($.12/share)	-	-	-	(466,700)	-	-	(466,700)
Dividends declared and paid ($.12/share)	-	-	-	(466,700)	-	-	(466,700)
Net earnings	-	-	-	426,400	-	-	426,400
BALANCE—August 31, 2011	6,041,040	$1,208,200	$8,548,000	$16,068,100	2,152,069	$(11,779,500)	$14,044,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:	$46,900	$1,499,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,000)	(4,200)

Net cash used in investing activities	(61,000)	(4,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(214,300)	(186,700)
Cash received from sales of treasury stock	107,600	124,100
Dividends paid	(935,400)	(931,700)
Stock options exercised	-	4,400

Net cash used in financing activities	(1,042,100)	(989,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,056,200)	505,300

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,988,200	1,196,900

CASH AND CASH EQUIVALENTS—END OF PERIOD	$932,000	$1,702,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$346,000	$160,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three and six months ended August 31, 2011 and 2010, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and six months ended August 31, 2011 and 2010, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2011.

Note 2 – Effective June 30, 2011, we signed a Thirteenth Amendment to the Credit and Security Agreement with Arvest Bank which provided a $2,500,000 line of credit through June 30, 2012.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At August 31, 2011, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.  At August 31, 2011, we had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at August 31, 2011.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2012 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended August 31, 2011, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2011
	August 31,	February 28,
Current:
Book inventory	$10,219,600	$10,030,800
Inventory valuation allowance	(23,700)	(20,700)

Inventories net–current	$10,195,900	$10,010,100

Noncurrent:
Book inventory	$825,000	$903,000
Inventory valuation allowance	(325,000)	(310,000)

Inventories net–noncurrent	$500,000	$593,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.3 million and $1.9 million for the three months ended August 31, 2011 and 2010, respectively.  Total inventory purchases from all suppliers were approximately $2.7 million and $2.5 million for the three months ended August 31, 2011 and 2010, respectively.

For the six months ended August 31, 2011 and 2010, respectively, purchases from this company were approximately $4.3 million and $3.1 million.  Total inventory purchases from all suppliers were approximately $5.4 million and $4.1 million for the same respective periods.

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

Earnings Per Share:
	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Net earnings applicable to common shareholders	$126,200	$190,200	$426,400	$378,400

Shares:

Weighted average shares outstanding - basic	3,893,283	3,882,593	3,895,206	3,879,598
Assumed exercise of options	417	912	1,157	2,220

Weighted average shares outstanding - diluted	3,893,700	3,883,505	3,896,363	3,881,818

Basic Earnings Per Share	$0.03	$0.05	$0.11	$0.10
Diluted Earnings Per Share	$0.03	$0.05	$0.11	$0.10

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the second quarter of fiscal year 2012, we repurchased 11,304 shares of common stock.  The maximum number of shares that can be repurchased in the future is 360,119.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $500,100 for both the three months ended August 31, 2011 and 2010, respectively.

For the six months ended August 31, 2011 and 2010, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,000,200 and $1,005,800.

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

Information by industry segment for the three and six months ended August 31, 2011 and 2010 follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Publishing	$2,832,900	$2,709,300	$5,236,100	$4,808,900
UBAM	2,604,200	3,041,100	6,465,400	7,236,900
Other	-	-	-	-
Total	$5,437,100	$5,750,400	$11,701,500	$12,045,800

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Publishing	$910,300	$843,500	$1,670,200	$1,447,100
UBAM	291,600	456,900	991,600	1,340,900
Other	(1,001,800)	(997,300)	(1,981,000)	(2,184,600)
Total	$200,100	$303,100	$680,800	$603,400

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

Note 10 - At February 28, 2011, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 .  In July 2011, the debtor announced plans to sell itself to a group of liquidators.  It had been unable to secure further financing to satisfy the claims of its creditors.  At August 31, 2011, this receivable remains $364,500, of which, $340,000 is reserved.

Note 11 - On September 16, 2011, we paid the declared $0.12 dividend per share to shareholders of record as of September 9, 2011.

Note 12 - On October 13, 2011, we signed a Stock Purchase Agreement to acquire a position with Demibooks, Inc.  Demibooks provides a publishing platform for interactive books.  Their Demibooks® Composer product is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We will utilize the Composer platform to create our proprietary interactive products. The Stock Purchase Agreement allows for an additional investment upon the completion of specified milestones.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward Looking Statements

MD&A contains statements that are forward-looking and include numerous risks which you should carefully consider.  Additional risks and uncertainties can also materially and adversely affect our business.   You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  Our fiscal years end on February 29(28).

Overview

We operate two separate divisions, Publishing and Usborne Books and More (“UBAM”), to sell the Usborne and Kane/Miller lines of children’s books.  These two divisions each have their own customer base.  The Publishing Division markets its products on a wholesale basis to various retail accounts.  The UBAM Division markets its products to individual consumers as well as school and public libraries.  We are in the process of implementing electronic publishing capabilities to enhance our existing products.

The following table shows consolidated statements of income data as a percentage of net revenues.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1%	41.1%	41.4%	38.9%
Gross margin	55.9%	58.9%	58.6%	61.1%
Operating expenses:
Operating & selling	27.4%	27.9%	26.8%	27.5%
Sales commissions	15.5%	17.4%	17.6%	19.1%
General & administrative	9.4%	9.0%	8.5%	8.2%
Casualty loss	0.0%	0.0%	0.0%	1.6%
Total operating expenses	52.3%	54.3%	52.9%	56.4%
Other income	0.1%	0.7%	0.1%	0.3%
Earnings before income taxes	3.7%	5.3%	5.8%	5.0%
Income taxes	1.4%	2.0%	2.2%	1.9%
Net earnings	2.3%	3.3%	3.6%	3.1%

Operating Results for the Three Months Ended August 31, 2011

We earned income before income taxes of $200,100 for the three months ended August 31, 2011 compared with $303,100 for the three months ended August 31, 2010.

Revenues
Earnings as a Percent of Net Revenues

	For the Three Months Ended August 31,
	2011	2010	$ Change	% Change
Gross sales	$9,390,900	$9,112,200	$278,700	3.1
Less discounts & allowances	(4,132,400)	(3,616,800)	(515,600)	14.3
Transportation revenue	178,600	255,000	(76,400)	(30.0)
Net revenues	$5,437,100	$5,750,400	$(313,300)	(5.4)

The UBAM Division’s gross sales increased $88,400 during the three month period ending August 31, 2011 when compared with the same quarterly period a year ago.  This increase consists primarily of the addition of a new fund-raiser category of sales.

The Publishing Division’s gross sales increased $190,300 during the three month period ending August 31, 2011 when compared with the same quarterly period a year ago.  We attribute this to an 18.4% increase in sales to smaller retail stores and an 8.0% increase in sales to major national accounts.

The UBAM Division’s discounts and allowances were $1,071,000 and $621,700 for the quarterly periods ended August 31, 2011 and 2010, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 30.5% and 18.2% of UBAM’s gross sales for the quarterly periods ended August 31, 2011 and 2010, respectively.  This increase in discounts and allowances is primarily due to new incentives added at the beginning of the fourth quarter of fiscal year 2011.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $3,061,400 and $2,995,100 for the quarterly periods ended August 31, 2011 and 2010, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.0% of Publishing’s gross sales for the quarterly period ended August 31, 2011 and 52.6% for the quarterly period ended August 31, 2010.

Expenses

	For Three Months Ended August 31,
	2011	2010	$ Change	% Change
Cost of sales	$2,400,400	$2,363,200	$37,200	1.6
Operating & selling	1,488,100	1,605,400	(117,300)	(7.3)
Sales commissions	841,400	998,700	(157,300)	(15.8)
General & administrative	511,800	517,000	(5,200)	(1.0)
Total	$5,241,700	$5,484,300	$(242,600)	(4.4)

Cost of sales increased 1.6% for the three months ended August 31, 2011 when compared with the three months ended August 31, 2010.  Cost of sales as a percentage of gross sales was 25.6% and 25.9%, respectively, for each of the three month periods ended August 31, 2011 and August 31, 2010.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $239,900 in the quarter ended August 31, 2011 and $277,300 in the quarter ended August 31, 2010.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 15.8% for the quarter ended August 31, 2011 and 17.6% for the quarter ended August 31, 2010.

Sales commissions in the Publishing Division increased 18.2% to $66,900 for the three months ended August 31, 2011.  Publishing Division sales commissions are paid on net sales and were 2.4% of net sales for the quarter ended August 31, 2011 and 2.1% for the quarter ended August 31, 2010.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 17.8% to $774,500 for the three months ended August 31, 2011, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions are paid on retail sales and were 40.4% of retail sales for the three months ended August 31, 2011 and 41.7% of retail sales for the three months ended August 31, 2010.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 36.9% and 37.2% for the quarterly periods ended August 31, 2011 and 2010, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Six Months Ended August 31, 2011

We earned income before income taxes of $680,800 for the year-to-date period ended August 31, 2011 compared with $603,400 for the year-to-date period ended August 31, 2010.

Revenues

	For the Six Months Ended August 31,
	2011	2010	$ Change	% Change
Gross sales	$18,694,800	$17,888,200	$806,600	4.5
Less discounts & allowances	(7,397,700)	(6,361,200)	(1,036,500)	16.3
Transportation revenue	404,400	518,800	(114,400)	(22.1)
Net revenues	$11,701,500	$12,045,800	$(344,300)	(2.9)

The UBAM Division’s gross sales decreased $73,800 during the six month period ending August 31, 2011 when compared with the same year-to-date period a year ago.  This decrease consists primarily of decreases in direct sales of 19%, 12%  in school and library sales, 14% in home parties and 9% in internet sales.  The decline in direct sales is attributed to a 29% decline in the total number of orders, offset by a 15% increase in average order size.  The decline in home party sales is attributed to a 17% decline in the total number of orders, offset by a 4% increase in average order size.

The Publishing Division’s gross sales increased $880,400 during the six month period ending August 31, 2011 when compared with the same year-to-date period a year ago.  We attribute this to a 19.4% increase in sales to major national accounts and a 17.6% increase in sales to smaller retail stores.

The UBAM Division’s discounts and allowances were $1,678,700 and $1,091,900 for the year-to-date periods ended August 31, 2011 and 2010, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 21.6% and 13.9% of UBAM’s gross sales for the year-to-date periods ended August 31, 2011 and 2010, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $5,719,000 and $5,269,300 for the year-to-date periods ended August 31, 2011 and 2010, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.3% of Publishing’s gross sales for the year-to-date period ended August 31, 2011 and 52.4% for the year-to-date period ended August 31, 2010.

Expenses

	For the Six Months Ended August 31,
	2011	2010	$ Change	% Change
Cost of sales	$4,840,800	$4,684,400	$156,400	3.3
Operating & selling	3,133,900	3,312,900	(179,000)	(5.4)
Sales commissions	2,065,900	2,303,200	(237,300)	(10.3)
General & administrative	990,200	994,600	(4,400)	(0.4)
Casualty loss	-	188,500	(188,500)	(100.0)
Total	$11,030,800	$11,483,600	$(452,800)	(3.9)

Cost of sales increased 3.3% for the year-to-date period ended August 31, 2011 when compared with the year-to-date period ended August 31, 2010.  Cost of sales as a percentage of gross sales was 25.9% and 26.2%, respectively, for each of the year-to-date periods ended August 31, 2011 and August 31, 2010.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $511,900 in the year-to-date period ended August 31, 2011 and $570,800 in the year-to-date period ended August 31, 2010.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.7% for the year-to-date period ended August 31, 2011 and 18.5% for the year-to-date period ended August 31, 2010.

Sales commissions in the Publishing Division increased 15.4% to $118,900 for the year-to-date period ended August 31, 2011.  Publishing Division sales commissions are paid on net sales and were 2.3% and 2.1% of net sales, respectively, for each of the year-to-date periods ended August 31, 2011 and 2010.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 11.5% to $1,947,000 for the year-to-date period ended August 31, 2011 which corresponds with the decrease in net sales for the same period.  UBAM Division sales commissions are paid on retail sales and were 38.9% of retail sales for the year-to-date period ended August 31, 2011 and 40.2% of retail sales for the year-to-date period ended August 31, 2010.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.4% and 37.3% for the year-to-date periods ended August 31, 2011 and 2010, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

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

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 36,721 shares at a cost of $214,300 during the six month period ended August 31, 2011.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the year-to-date period ended August 31, 2011, we experienced a positive cash flow from operating activities of $46,900.  Cash flow from operating activities resulted from net income after taxes of $426,400 and a decrease in prepaid expenses of $36,100, offset by an increase in inventory of $92,800, an increase in net taxes receivable/payable of $76,500 and a decrease in certain current liabilities of $27,500.

We believe that in fiscal year 2012 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

Cash used in investing activities was $61,000 for capital expenditures to repair a significant section of our warehouse roof.  We estimate that total cash used in investing activities for fiscal year 2012 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

For the year-to-date period ended August 31, 2011, cash used in financing activities was $1,042,100 from dividend payments of $935,400 and the purchase of $214,300 of treasury stock, offset by the sale of $107,600 of treasury stock.

As of August 31, 2011 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2011 we signed a Thirteenth Amendment to the Credit and Security Agreement with Arvest Bank which provides a $2,500,000 line of credit through June 30, 2012.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At August 31, 2011, the rate in effect was 4.00%. Borrowings are collateralized by substantially all the assets of the Company.  At August 31, 2011 the Company had no debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,500,000 at August 31, 2011.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue commercial or standby letters of credit provided that none will have an expiry date later than June 30, 2012 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  For the quarter ended August 31, 2011, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid before the product is shipped.  These sales accounted for 47.9% of net revenues for the quarter ended August 31, 2011 and 52.9% for the quarter ended August 31, 2010.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of August 31, 2011 and February 28, 2011.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $444,700 and $462,800 as of August 31, 2011 and February 28, 2011, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $825,000 at August 31, 2011 and $903,000 at February 28, 2011.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $348,700 and $330,700 as of August 31, 2011 and February 28, 2011, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4         CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2011. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II.     OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A     RISK FACTORS
Not required by smaller reporting company.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended August 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan
				(2	) (3)
				371423
June 1 - 30, 2011	30	$5.57	30	371,393
July 1 - 31, 2011	204	$5.57	204	371,189
August 1 - 31, 2011	11,070	$5.31	11,070	360,119
Total	11,304	$5.31	11,304

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 360,119 additional shares of our common stock until 3,000,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4         REMOVED AND RESERVED

ITEM 5         OTHER INFORMATION

None

ITEM 6         EXHIBITS

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

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 17, 2011	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2
Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document