Form 10-K
period 2012-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2012-05-25
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                                                       No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2011, on the NASDAQ Stock Market, LLC was $ $20,222,600.

As of May 23, 2012, 3,913,023 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2012 relating to our Annual Meeting of Shareholders to be held on July 19, 2012 are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1.  BUSINESS

(a)  General Development of Business

Educational Development Corporation (“EDC”) is the exclusive United States trade publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).  We were incorporated on August 23, 1965. Our fiscal years end on February 29 (28).

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

•	Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2012	2011
Publishing	42%	36%
UBAM	58%	64%
Total revenues	100%	100%

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

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 6,100 consultants in 50 states at February 29, 2012.

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

Employees
As of April 1, 2012, 69 full-time and 2 part-time employees worked at our Tulsa and San Diego facilities; about half of those are in the assembly/distribution warehouse.  We believe our relations with our employees are good.

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

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2012 and 2011, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2012		2011
Period	High	Low	High	Low
1st Qtr	6.90	4.18	7.00	5.97
2nd Qtr	5.81	5.00	5.96	5.15
3rd Qtr	5.70	3.80	7.00	5.48
4th Qtr	5.40	4.75	7.00	6.25

The number of shareholders of record of EDC's common stock at March 9, 2012 was 672.

During fiscal year 2012, we paid quarterly dividends totaling $0.48 per share as follows:  $0.12 per share dividend on March 18, 2011, $0.12 per share dividend on June 17, 2011, $0.12 per share dividend on September 16, 2011, and $0.12 per share dividend on December 16, 2011.   An additional $0.12 per share dividend was declared on February 29, 2012 and was paid during fiscal year 2013 to shareholders of record on March 9, 2012.  Per share dividends paid during fiscal year 2011 totaled $0.51.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2011	10	$5.00	10	360,109
January 1 - 31, 2012	0	-	0	360,109
February 1 - 29, 2012	0	-	0	360,109
Total	10	$5.00	10

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide this information.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A contains statements that are forward-looking and include numerous risks which you should carefully consider.  Additional risks and uncertainties may also materially and adversely affect our business.   You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  Our fiscal years end on February 29 (28).

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

Publishing Division

The Publishing Division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The most recent annual sales data indicate sales in the book industry were approximately $11.7 billion for calendar year 2010.  Sales in the trade industry, defined as wholesale sales to retailers, were approximately $5.3 billion for calendar year 2010.

The Publishing Division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing Division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned inside sales group located in our headquarters.  The Vice President of the Publishing Division manages sales to the national chains.

Publishing Division Sales by Market Type

	FY 2012	FY 2011
National chain stores	40%	38%
All other	60%	62%
Total net sales	100%	100%

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

Net Revenues for Publishing Division

	FY 2012	FY 2011
Net Revenues	$10,981,100	$9,829,400

Publishing Division’s net revenues increased $1,151,700 in fiscal year 2012 from fiscal year 2011, or 11.7%.  Net revenues were up 21.9% for smaller retail stores, 18.0% for national chain stores and 6.6% for inside sales.

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

Consultants During Year

	FY 2012	FY 2011
New Sales Representatives	4,300	4,100
Active Sales Representatives End of Fiscal Year	6,100	6,200

The UBAM Division presently has six levels of sales representatives:

•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

Upon signing up, each individual is considered a consultant.  Consultants receive commissions from each sale they make; the commission rate being determined by the marketing program under which the sale is made.  In addition, consultants receive a monthly sales bonus once their sales reach an established monthly goal.  Consultants who recruit other consultants and meet certain established criteria are eligible to become team leaders.  Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups.

Once team leaders reach certain established criteria, they become senior team leaders and are eligible to earn promotion bonuses on their consultants.  Once senior team leaders reach certain established criteria, they become executive team leaders, senior executive team leaders or directors.  Executive team leaders and higher may receive an additional monthly override payment based upon the sales of their downline groups.

Percent of Net Revenues by UBAM Marketing Program
	FY 2012	FY 2011
Home Shows	32%	33%
Direct Sales	2%	2%
School & Library	43%	42%
Internet	12%	13%
Fund Raisers	3%	-
Transportation Revenue	8%	10%
Totals	100%	100%

Number of Orders by UBAM Marketing Program
	FY 2012	FY 2011
Home Shows	19,200	24,100
Direct Sales	3,300	4,200
School & Library	11,000	12,500
Internet	34,600	41,700
Fund Raisers	900	-
	69,000	82,500

Net revenues from home shows declined 21% or $880,100 during fiscal year 2012.  This was primarily due to 21% fewer orders placed during the period.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues from direct sales decreased 11% or $30,000 during fiscal year 2012.  This resulted from a 23% decrease in the number of orders placed during the year, offset by a 15% increase in average sales per order.  Direct sales are sales without a hostess being involved.

The UBAM Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, including book fairs, decreased 10% or $548,300 during fiscal year 2012.  The number of orders placed during the year were down 11% while the per-order average increased 1%.

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

Internet sales were down 15% or $248,900 during fiscal year 2012.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal annual fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.

A fund-raising program, Cards for a Cause, was added during the second quarter of the fiscal year, generating $364,800 in sales its inaugural year.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support themselves and their related causes.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

While there are many, UBAM continues to be the only multi-level company in the United States exclusively selling books.  We believe this is a fertile market with excellent opportunities for continued growth.  The keys to future growth in the UBAM Division are recruiting and retaining consultants.

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

During fiscal year 2012, we experienced a positive cash flow from operations of $783,900.  Cash flow from net earnings of $1,420,900 was increased due to the provision for doubtful accounts and sales returns of $874,800, a decrease in inventories of $201,100 and a $40,400 increase in net income tax payable offset by an increase in accounts receivable of $1,373,500, a decrease in current liabilities of $469,000, and a $6,200 increase in prepaid expenses and other assets.

Cash used in investing activities was $326,100 due to a $250,000 payment for our initial investment in Demibooks and $76,100 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2013 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $1,685,900 which was primarily due to dividend payments of $1,870,200, $75,000 notes payable paid, and $214,300 paid to acquire treasury stock.  These were offset by cash received of $250,000 from borrowings under our revolving credit agreement and $223,600 from the sale of treasury stock.  In September 2002, the Board of Directors authorized paying a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2012 and 2011, we paid 132% and 170%, respectively, of net earnings as a cash dividend.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2012	FY 2011
Net revenues	100.0%	100.0%
Cost of sales	40.2%	37.8%
Gross margin	59.8%	62.2%
Operating expenses:
Operating and selling	25.5%	26.0%
Sales commissions	18.5%	20.4%
General and administrative	7.5%	8.7%
Casualty loss	0.0%	0.7%
Total operating expenses	51.5%	55.8%
Other income	0.4%	0.5%
Earnings before income taxes	8.7%	6.9%
Income taxes	3.3%	2.6%
Net earnings	5.4%	4.3%

Fiscal Year 2012 Compared with Fiscal Year 2011

The following presents an overview of our results of operations for years ended February 29, 2012 and February 28, 2011.  We had earnings before income taxes of $2,277,700 for fiscal year 2012 compared with $1,870,200 for fiscal year 2011.

Revenues

	FY 2012	FY 2011	$ Change
Gross sales	$40,906,200	$39,630,700	$1,275,500
Less discounts & allowances	(15,592,000)	(13,657,600)	(1,934,400)
Transportation revenue	959,100	1,270,100	(311,000)
Net revenues	$26,273,300	$27,243,200	$(969,900)

The UBAM Division’s gross sales decreased 6.2% or $1,189,700 during FY 2012 when compared with FY 2011.  This decrease is attributable to lower sales in the home party, direct sales, school and library/book fair, and the internet markets.  Average sales per order for this division were up 3.7%, while the overall number of orders was down 16.4% due to reductions in each of those markets. The Publishing Division’s gross sales increased 12.1% or $2,465,200 during FY 2012 when compared with FY 2011.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $11,956,400 in fiscal year 2012 and $10,646,500 in fiscal year 2011.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.2% of Publishing’s gross sales in fiscal year 2012 and 52.1% in fiscal year 2011.

The UBAM Division’s discounts and allowances were $3,635,600 in fiscal year 2012 and $3,011,100 in fiscal year 2011.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 20.2% of UBAM’s gross sales in fiscal year 2012 and 15.7% in fiscal year 2011.

Transportation revenues decreased $311,000 in fiscal year 2012, primarily due to the decrease in UBAM sales during the year.

Expenses

	FY 2012	FY 2011	$ Change
Cost of sales	$10,549,000	$10,284,700	$264,300
Operating and selling	6,710,400	7,077,200	(366,800)
Sales commissions	4,855,200	5,568,600	(713,400)
General and administrative	1,972,500	2,380,600	(408,100)
Casualty loss	-	188,500	(188,500)
Total	$24,087,100	$25,499,600	$(1,412,500)

Cost of sales increased 2.6% in fiscal year 2012 when compared with fiscal year 2011.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 73% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,274,100 in FY 2012 and $1,135,100 in FY 2011.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.4% for fiscal year 2012 and 17.9% for fiscal year 2011.

Sales commissions in the Publishing Division increased $32,100 for the fiscal year ended 2012.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by the Company’s outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 2.1% in both fiscal years 2012 and 2011.

Sales commissions in the UBAM Division decreased $745,500.  UBAM Division sales commissions are paid on retail sales and were 39.5% for fiscal year 2012 and 39.6% for fiscal year 2011. The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The decrease in sales commissions is the result of lower sales in the UBAM Division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses as a percentage of gross sales were 4.8% for fiscal year 2012 and 6.0% for fiscal year 2011.

The tax provision for fiscal year 2012 was $856,800.  The effective rate for fiscal year 2012 was 37.6% and for fiscal year 2011 was 37.5%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in fiscal year 2012 and 64% of net revenues in fiscal year 2011.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of both February 29, 2012 and February 28, 2011.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $456,300 and $462,800 as of February 29, 2012 and February 28, 2011, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $888,000 and $903,000 at February 29, 2012 and February 28, 2011, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $365,000 and $330,700 as of February 29, 2012 and February 28, 2011, respectively.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 29, 2012. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 29, 2012.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2012.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption "Executive Officers" as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2012.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2012.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2012.

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

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Tenth Amendment dated June 30, 2008 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.15	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.16	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.17	Thirteenth Amendment dated June 30, 2011 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:       May 25, 2012                             By     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:       May 25, 2012                                     /s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

May 25, 2012                                     /s/ John A. Clerico
John A. Clerico, Director

May 25, 2012                                     /s/ Ronald McDaniel
Ronald McDaniel, Director

May 25, 2012                                     /s/ Kara Gae Neal
Kara Gae Neal, Director

May 25, 2012                                     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 29, 2012 and February 28, 2011, and the related statements of earnings, shareholders’ equity and cash flows for each of the two years in the period ended February 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 25, 2012

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 29 (28),

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$760,100	$1,988,200
Accounts receivable, less allowance for doubtful accounts and sales returns $556,300 (2012) and $562,800 (2011)	3,575,000	3,076,300
Inventories—Net	9,854,000	10,010,100
Prepaid expenses and other assets	277,100	315,500
Deferred income taxes	379,800	367,700
Total current assets	14,846,000	15,757,800

INVENTORIES—Net	548,000	593,000

PROPERTY, PLANT AND EQUIPMENT—Net	2,000,400	2,042,400

INVESTMENT IN NONMARETABLE EQUITY SECURITIES	250,000	-

OTHER ASSETS	301,100	256,500
DEFERRED INCOME TAXES	65,900	55,300

TOTAL	$18,011,400	$18,705,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,793,900	$2,407,900
Line of credit, current portion	250,000	-
Accrued salaries and commissions	436,700	398,700
Current maturities of long-term debt	-	75,000
Income taxes payable	64,200	23,800
Dividends payable	469,600	468,700
Other current liabilities	779,400	672,400
Total current liabilities	3,793,800	4,046,500

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 Outstanding 3,913,183 (2012) and 3,905,898 (2011) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	16,124,900	16,575,100
	25,881,100	26,331,300
Less treasury stock, at cost	(11,663,500)	(11,672,800)
	14,217,600	14,658,500
TOTAL	$18,011,400	$18,705,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 29 (28),

	2012	2011

GROSS SALES	$40,906,200	$39,630,700
Less discounts and allowances	(15,592,000)	(13,657,600)
Transportation revenue	959,100	1,270,100
NET REVENUES	26,273,300	27,243,200
COST OF SALES	10,549,000	10,284,700
Gross margin	15,724,300	16,958,500

OPERATING EXPENSES:
Operating and selling	6,710,400	7,077,200
Sales commissions	4,855,200	5,568,600
General and administrative	1,972,500	2,380,600
Casualty loss	-	188,500
Total operating expenses	13,538,100	15,214,900

OTHER INCOME	91,500	126,600

EARNINGS BEFORE INCOME TAXES	2,277,700	1,870,200

INCOME TAXES	856,800	702,000
NET EARNINGS	$1,420,900	$1,168,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.36	$0.30
Diluted	$0.36	$0.30

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,898,145	3,887,895
Diluted	3,898,793	3,890,384

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29 (28),

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2010	6,039,040	$1,207,800	$8,544,000	$17,391,700	2,152,010	$(11,721,400)	$15,422,100

Purchases of treasury stock	-	-	-	-	29,393	(191,000)	(191,000)
Sales of treasury stock	-	-	-	-	(46,262)	239,600	239,600
Dividends declared ($0.12/share)	-	-	-	(468,700)	-	-	(468,700)
Dividends paid ($0.39/share)	-	-	-	(1,516,100)	-	-	(1,516,100)
Exercise of options at $2.1875	2,000	400	4,000	-	-	-	4,400
Net earnings	-	-	-	1,168,200	-	-	1,168,200
BALANCE—February 28, 2011	6,041,040	1,208,200	$8,548,000	16,575,100	2,135,141	(11,672,800)	14,658,500
Purchases of treasury stock	-	-	-	-	36,731	(214,300)	(214,300)
Sales of treasury stock	-	-	-	-	(44,015)	223,600	223,600
Dividends declared ($0.12/share)	-	-	-	(469,600)	-	-	(469,600)
Dividends paid ($0.36/share)	-	-	-	(1,401,500)	-	-	(1,401,500)
Net earnings	-	-	-	1,420,900	-	-	1,420,900
BALANCE—February 29, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29 (28),

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,420,900	$1,168,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	118,100	124,700
Deferred income taxes	(22,700)	(105,700)
Provision for doubtful accounts and sales returns	874,800	1,619,600
Changes in assets and liabilities:
Accounts receivable	(1,373,500)	(1,390,400)
Inventories, net	201,100	1,341,200
Prepaid expenses and other assets	(6,200)	(131,100)
Accounts payable, accrued salaries and commissions, and other current liabilities	(469,000)	157,100
Income tax payable	40,400	31,800
Total adjustments	(637,000)	1,647,200
Net cash provided by operating activities	783,900	2,815,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securities	(250,000)	-
Purchases of property, plant and equipment	(76,100)	(19,600)
Net cash used in investing activities	(326,100)	(19,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(75,000)	(75,000)
Cash received from exercise of stock options	-	4,400
Cash received from sale of treasury stock	223,600	239,600
Cash paid to acquire treasury stock	(214,300)	(191,000)
Borrowings under revolving credit agreement	250,000	-
Dividends paid	(1,870,200)	(1,982,500)
Net cash used in financing activities	(1,685,900)	(2,004,500)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,228,100)	791,300
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,988,200	1,196,900
CASH AND CASH EQUIVALENTS—END OF YEAR	$760,100	$1,988,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,700	$-
Cash paid for income taxes	$839,100	$742,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $8.3 million for the year ended February 29, 2012 and $7.3 million for the year ended February 28, 2011.  Total inventory purchases for those same periods were approximately $11.4 million and $10.3 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at February 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The majority of payments due from banks for third party credit card transactions process within two business days.  Amounts due are classified as cash and cash equivalents at February 29, 2012 and February 28, 2011.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 29, 2012 and February 28, 2011.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Buliding	30 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 years

Income Taxes—We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in FY 2012 and 64% of net revenues in FY 2011.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of February 29, 2012 and February 28, 2011.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $219,900 and $162,800 for the years ending February 29, 2012 and February 28, 2011, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,289,700 and $2,320,300 for the years ending February 29, 2012 and February 28, 2011, respectively.

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

The following reconciles the diluted earnings per share:

	Year Ended February 29 (28),
	2012	2011
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$1,420,900	$1,168,200

Shares:
Weighted average shares outstanding–basic	3,898,145	3,887,895
Assumed exercise of options	648	2,489

Weighted average shares outstanding–diluted	3,898,793	3,890,384

Diluted Earnings Per Share	$0.36	$0.30

There were no stock options for the fiscal years ended February 29, 2012 and February 28, 2011 excluded from the diluted earnings per share calculation.

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 29, 2012 and February 28, 2011.

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

2.         INVENTORIES

Inventories consist of the following:

	February 29 (28),
	2012	2011
Current:
Book inventory	$9,879,000	$10,030,800
Inventory valuation allowance	(25,000)	(20,700)
Inventories net–current	$9,854,000	$10,010,100

Noncurrent:
Book inventory	$888,000	$903,000
Inventory valuation allowance	(340,000)	(310,000)
Inventories net–noncurrent	$548,000	$593,000

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29 (28),
	2012	2011
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,258,600	2,182,500
Furniture and fixtures	74,100	74,100
	4,707,400	4,631,300
Less accumulated depreciation	(2,707,000)	(2,588,900)
	$2,000,400	$2,042,400

4.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 29 (28) are as follows:

	2012	2011
Current:
Deferred tax assets:
Allowance for doubtful accounts	$173,600	$176,000
Inventory overhead capitalization	78,500	77,300
Allowance for slow moving inventory	9,500	7,600
Allowance for sales returns	38,000	38,000
Accruals	80,200	68,800

Deferred tax assets	379,800	367,700

Deferred tax asset–Net	$379,800	$367,700

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$129,200	$117,800

Deferred tax assets	129,200	117,800

Deferred tax liabilities:
Property, plant and equipment	(63,300)	(62,500)

Deferred tax liabilities	(63,300)	(62,500)

Deferred tax asset–Net	$65,900	$55,300

Management has determined that no valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 29 (28),
	2012	2011
Current:
Federal	$737,500	$676,900
State	142,000	130,800
	879,500	807,700
Deferred:
Federal	(19,100)	(88,900)
State	(3,600)	(16,800)
	(22,700)	(105,700)
Total income tax expense	$856,800	$702,000

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 29 (28),
	2012	2011
Tax expense at federal statutory rate	$774,400	$635,900
State income tax–net of federal tax benefit	89,800	73,700
Other	(7,400)	(7,600)
Total income tax expense	$856,800	$702,000

We file our tax returns in the US and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2009. We are not currently the subject of any income tax examinations by any tax authorities.

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

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $74,400 and $73,400 in the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

6.	DEBT

We have a $2,500,000 revolving credit agreement, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 4.00%.  At February 29, 2012, the rate in effect was 4.00%, collateralized by substantially all of our assets and maturing on June 30, 2012.

We had $250,000 in borrowings outstanding on the above revolving credit agreement at February 29, 2012 and no borrowings outstanding at February 28, 2011.  Available credit under the revolving credit agreement was $2,250,000 at February 29, 2012. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2012 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

7.        COMMITMENTS

At February 29, 2012, we had outstanding purchase commitments for inventory totaling approximately $3,859,700.

Rent expense for the year ended February 29, 2012 was $81,200.  The following table provides a summary of our future lease obligations as of February 29, 2012:

	Total	2013	2014	2015
Total lease payments due	$20,700	$10,500	$5,100	$5,100

8.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 1992 Incentive Stock Option Plan (the “1992 Plan”) in June of 1992, which authorized us to grant up to 1,000,000 stock options.  The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 29, 2012 expire beginning in March 2014 through December 2019.

A summary of the status of our Incentive Plans as of February 29, 2012 and February 28, 2011, and changes during the years then ended is presented below:

	February 29, 2012		February 28, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at
Beginning of Year	16,000	$5.55	18,000	$5.17

Exercised/canceled	-	-	(2,000)	2.19

Outstanding at End of Year	16,000	$5.55	16,000	$5.55

The following table summarizes information about stock options outstanding at February 29, 2012:

	Number	Weighted Average
	Outstanding	Remaining
Weighted Average	at February 29,	Contractual
Exercise Price	2012	Life (Years)

$5.25	15,000	7.8
$10.00	1,000	2.0
	16,000

All options outstanding are exercisable at February 29, 2012.

9.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2012 and February 28, 2011.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2012
First quarter	$6,264,400	$3,824,000	$300,200	$0.08	$0.08
Second quarter	5,437,100	3,036,700	126,200	0.03	0.03
Third quarter	8,690,400	5,283,600	724,900	0.19	0.19
Fourth quarter	5,881,400	3,580,000	269,600	0.06	0.06
Total year	$26,273,300	$15,724,300	$1,420,900	$0.36	$0.36

2011
First quarter	$6,295,400	$3,974,200	$188,200	$0.05	$0.05
Second quarter	5,750,400	3,387,200	190,200	0.05	0.05
Third quarter	9,484,600	6,006,000	776,900	0.20	0.20
Fourth quarter	5,712,800	3,591,100	12,900	0.00	0.00
Total year	$27,243,200	$16,958,500	$1,168,200	$0.30	$0.30

10.	BUSINESS SEGMENTS

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

Information by industry segment for the years ended February 29, 2012 and February 28, 2011 is set forth below:

NET REVENUES

	2012	2011
Publishing	$10,981,100	$9,829,400
UBAM	$15,292,200	$17,413,800
Other	$-	$-
Total	$26,273,300	$27,243,200

EARNINGS (LOSS) BEFORE INCOME TAXES

	2012	2011
Publishing	$3,635,100	$3,204,400
UBAM	$2,582,500	$3,262,700
Other	$(3,939,900)	$(4,596,900)
Total	$2,277,700	$1,870,200

11.	STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2012, we purchased 36,731, shares of common stock at an average price of $5.83 per share totaling approximately $214,300.  The maximum number of shares that may be repurchased in the future is 360,109.

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

13.      RECEIVABLE FROM CUSTOMER IN BANKRUPTCY

At February 28, 2011, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act").  In July 2011, the debtor announced plans to sell itself to a group of liquidators.  It had been unable to secure further financing to satisfy the claims of its creditors.  At February 29, 2012, this receivable remains $364,500, of which, $340,000 is reserved.

14.      STOCK PURCHASE AGREEMENT

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

15.      SUBSEQUENT EVENT

On March 16, 2012, we paid the previously declared $0.12 dividend per share to shareholders of record as of March 9, 2012.

******