Form 10-Q
period 2012-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2012-07-11
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 9, 2012, there were 3,926,949 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
ASSETS	May 31, 2012	February 29, 2012

CURRENT ASSETS:
Cash and cash equivalents	$1,214,700	$760,100
Accounts receivable, less allowance for doubtful accounts and sales returns $529,300 (May 31) and $556,300 (February 29)	3,306,300	3,575,000
Inventories—Net	10,277,400	9,854,000
Prepaid expenses and other assets	190,700	277,100
Deferred income taxes	346,100	379,800
Total current assets	15,335,200	14,846,000

INVENTORIES—Net	503,000	548,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,986,500	2,000,400

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	332,800	250,000

OTHER ASSETS	301,100	301,100
DEFERRED INCOME TAXES	61,700	65,900
TOTAL ASSETS	$18,520,300	$18,011,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit agreement	$250,000	$250,000
Accounts payable	2,520,100	1,793,900
Accrued salaries and commissions	446,400	436,700
Income taxes payable	153,900	64,200
Dividends payable	470,000	469,600
Other current liabilities	576,100	779,400
Total current liabilities	4,416,500	3,793,800

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 29) shares; Outstanding 3,916,766 (May 31) and 3,913,183 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	16,005,100	16,124,900
	25,761,300	25,881,100
Less treasury stock, at cost	(11,657,500)	(11,663,500)
	14,103,800	14,217,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,520,300	$18,011,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2012	2011

GROSS SALES	$9,603,900	$9,303,900
Less discounts and allowances	(3,228,500)	(3,265,300)
Transportation revenue	219,200	225,800
NET REVENUES	6,594,600	6,264,400
COST OF SALES	2,475,900	2,440,400
Gross margin	4,118,700	3,824,000

OPERATING EXPENSES:
Operating and selling	1,601,200	1,645,800
Sales commissions	1,366,500	1,224,500
General and administrative	591,600	478,400
	3,559,300	3,348,700

OTHER INCOME	2,500	5,400

EARNINGS BEFORE INCOME TAXES	561,900	480,700

INCOME TAXES	211,700	180,500

NET EARNINGS	$350,200	$300,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

DIVIDENDS PER SHARE	$0.12	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,918,280	3,897,129
Diluted	3,918,280	3,899,026

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2012

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600
Purchases of treasury stock	-	-	-	-	10,200	(49,100)	(49,100)
Sales of treasury stock	-	-	-	-	(13,783)	55,100	55,100
Dividends declared ($.12/share)	-	-	-	(470,000)	-	-	(470,000)
Net earnings	-	-	-	350,200	-	-	350,200
BALANCE—May 31, 2012	6,041,040	$1,208,200	$8,548,000	$16,005,100	2,124,274	$(11,657,500)	$14,103,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	$1,017,500	$427,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securites	(82,800)	-
Purchases of property, plant and equipment	(16,500)	-

Net cash used in investing activities	(99,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(49,100)	(154,200)
Cash received from sales of treasury stock	55,100	51,600
Dividends paid	(469,600)	(468,700)

Net cash used in financing activities	(463,600)	(571,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	454,600	(144,300)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	760,100	1,988,200

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,214,700	$1,843,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,600	$-
Cash paid for income taxes	$84,100	$81,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 –  The information shown with respect to the three months ended May 31, 2012 and 2011, respectively, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2012 and 2011, respectively, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2012.

Note 2 – Effective June 30, 2012, we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provided a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2012, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

At May 31, 2012, we had $250,000 debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,250,000 at May 31, 2012.   This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2013 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended May 31, 2012, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2012
	May 31,	February 29,
Current:
Book inventory	$10,302,400	$9,879,000
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$10,277,400	$9,854,000

Noncurrent:
Book inventory	$853,000	$888,000
Inventory valuation allowance	(350,000)	(340,000)

Inventories net–noncurrent	$503,000	$548,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.5 million and $2.0 million for the three months ended May 31, 2012 and 2011, respectively.  Total inventory purchases from all suppliers were approximately $2.75 million and $2.64 million for the three months ended May 31, 2012 and 2011, respectively.

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

Earnings Per Share:
	Three Months Ended May 31,
	2012	2011

Net earnings applicable to common shareholders	$350,200	$300,200

Shares:

Weighted average shares outstanding - basic	3,918,280	3,897,129
Assumed exercise of options	-	1,897

Weighted average shares outstanding - diluted	3,918,280	3,899,026

Basic Earnings Per Share	$0.09	$0.08
Diluted Earnings Per Share	$0.09	$0.08

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the first quarter of fiscal year 2013, we repurchased 10,200 shares of common stock.  The maximum number of shares that can be repurchased in the future is 349,909.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $601,200 and $500,100 for the three months ended May 31, 2012 and 2011, respectively.

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

Information by industry segment for the three months ended May 31, 2012 and 2011 follows:

NET REVENUES
	Three Months Ended May 31,
	2012	2011
Publishing	$2,306,800	$2,403,200
UBAM	4,287,800	3,861,200
Other	-	-
Total	$6,594,600	$6,264,400

EARNINGS BEFORE INCOME TAXES
	Three Months Ended May 31,
	2012	2011
Publishing	$775,000	$759,900
UBAM	905,400	700,000
Other	(1,118,500)	(979,200)
Total	$561,900	$480,700

Note 8 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 - At February 29, 2012, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act").  It had been unable to secure further financing to satisfy the claims of its creditors.  At May 31, 2012, this receivable remains $364,500, of which, $340,000 is reserved.

Note 10 - On October 13, 2011, we signed a Stock Purchase Agreement to acquire an 11% position with Demibooks, Inc for an initial investment of $250,000.  We have accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform for interactive books.  Their Demibooks® Composer product is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We will utilize the Composer platform to create our proprietary interactive products. The Stock Purchase Agreement allows for an additional $250,000 investment, resulting in a total position of 18%, upon the completion of specified milestones. During the first quarter of fiscal year 2013, we invested an additional $82,800 in Demibooks, Inc.

Note 11 – On June 22, 2012, we paid the previously declared $0.12 dividend per share to shareholders of record as of June 15, 2012.

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

The following table shows consolidated statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended May 31,
	2012	2011
Net revenues	100.0%	100.0%
Cost of sales	37.5%	39.0%
Gross margin	62.5%	61.0%
Operating expenses:
Operating & selling	24.3%	26.3%
Sales commissions	20.7%	19.5%
General & administrative	9.0%	7.6%
Total operating expenses	54.0%	53.4%
Other income	0.0%	0.1%
Earnings before income taxes	8.5%	7.7%
Income taxes	3.2%	2.9%
Net earnings	5.3%	4.8%

Operating Results for the Three Months Ended May 31, 2012

We earned income before income taxes of $561,900 for the three months ended May 31, 2012 compared with $480,700 for the three months ended May 31, 2011.

Revenues

	For the Three Months Ended May 31,
	2012	2011	$ Change	% Change
Gross sales	$9,603,900	$9,303,900	$300,000	3.2
Less discounts & allowances	(3,228,500)	(3,265,300)	36,800	(1.1)
Transportation revenue	219,200	225,800	(6,600)	(2.9)
Net revenues	$6,594,600	$6,264,400	$330,200	5.3

The UBAM Division’s gross sales increased $623,300 during the three month period ending May 31, 2012 when compared with the same quarterly period a year ago.  This increase resulted from the addition of our fund raiser option “Cards For a Cause”, increases of 8% in both school and library sales and direct sales, 5% in internet sales, and 2% in home party sales.

Fund raisers, which were new this year, now make up 7% of our total sales.  The increase in school and library sales is attributed to a 10% increase in the total number of orders, offset by a 2% decrease in average order size.  The increase in direct sales is attributed to an 11% increase in the total number of orders, offset by a 3% decrease in average order size.  The increase in internet sales is attributed to a 9% increase in the total number of orders, offset by a 3% decrease in average order size.  The increase in home party sales is attributed to a 4% increase in the total number of orders, offset by a 3% decrease in average order size.

The Publishing Division’s gross sales decreased $323,300 during the three month period ending May 31, 2012 when compared with the same quarterly period a year ago.  We attribute this to a 42% decrease in sales to major national accounts, offset by a 32% increase in sales to smaller retail stores and a 9% increase in inside sales.

The UBAM Division’s discounts and allowances were $796,200 and $607,700 for the quarterly periods ended May 31, 2012 and 2011, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 16.3% and 14.3% of UBAM’s gross sales for the quarterly periods ended May 31, 2012 and 2011, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,432,300 and $2,657,600 for the quarterly periods ended May 31, 2012 and 2011, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.4% of Publishing’s gross sales for the quarterly period ended May 31, 2012 and 52.6% for the quarterly period ended May 31, 2011.

Expenses

	For Three Months Ended May 31,
	2012	2011	$ Change	% Change
Cost of sales	$2,475,900	$2,440,400	$35,500	1.5
Operating & selling	1,601,200	1,645,800	(44,600)	(2.7)
Sales commissions	1,366,500	1,224,500	142,000	11.6
General & administrative	591,600	478,400	113,200	23.7
Total	$6,035,200	$5,789,100	$246,100	4.3

Cost of sales increased 1.5% for the three months ended May 31, 2012 when compared with the three months ended May 31, 2011.  Cost of sales as a percentage of gross sales was 25.8% and 26.2%, respectively, for each of the three month periods ended May 31, 2012 and May 31, 2011.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $324,900 in the quarter ended May 31, 2012 and $272,000 in the quarter ended May 31, 2011.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.7% for the quarter ended May 31, 2012 and 17.7% for the quarter ended May 31, 2011.

Sales commissions in the Publishing Division increased 29.2% to $67,200 for the three months ended May 31, 2012.  Publishing Division sales commissions are paid on net sales and were 2.9% of net sales for the quarter ended May 31, 2012 and 2.2% for the quarter ended May 31, 2011.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 10.8% to $1,299,300 for the three months ended May 31, 2012, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions are paid on retail sales and were 39.3% of retail sales for the three months ended May 31, 2012 and 38.0% of retail sales for the three months ended May 31, 2011.  The fluctuation in the percentages of commission expense to retail sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% and 37.5% for the quarterly periods ended May 31, 2012 and 2011, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 10,200 shares at a cost of $49,100 during the year-to-date period ended May 31, 2012.

We have a history of profitability and positive cash flow.  We can sustain planned growth levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.

For the year-to-date period ended May 31, 2012, we experienced a positive cash flow from operating activities of $1,017,500.  Cash flow from operating activities resulted primarily from net income after taxes of $350,200, an increase in certain current liabilities of $532,600, a decrease in accounts receivable of $268,700 and a change in net taxes receivable/payable of $89,700, offset by an increase in inventory of $378,400.

We believe that in fiscal year 2013 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

 Cash used in investing activities was $99,300 for the year-to-date period ended May 31, 2012.  Of this, $82,800 was an additional investment in Demibooks and $16,500 was for capital expenditures to upgrade our technological infrastructure.    We estimate that total cash used in investing activities for fiscal year 2013 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment and additional investment in Demibooks.

For the year-to-date period ended May 31, 2012, cash used in financing activities was $463,600 from dividend payments of $469,600 and the purchase of $49,100 of treasury stock, offset by the sale of $55,100 of treasury stock.

As of May 31, 2012 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2012 we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2012, the rate in effect was 4.00%. Borrowings are collateralized by substantially all the assets of the Company.

We had $250,000 in borrowings outstanding on the above revolving credit agreement at May 31, 2012 and February 29, 2012.  Available credit under the revolving credit agreement was $2,250,000 at May 31, 2012.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2013 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 65.0% of net revenues for the quarter ended May 31, 2012 and 61.6% for the quarter ended May 31, 2011.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2012 and February 29, 2012.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $429,300 and $456,300 as of May 31, 2012 and February 29, 2012, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $853,000 at May 31, 2012 and $888,000 at February 29, 2012.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $375,000 and $365,000 as of May 31, 2012 and February 29, 2012, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2012. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

ITEM1.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

Not required by smaller reporting company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1 - 31, 2012	1,200	$4.95	1,200	358,909
April 1 - 30, 2012	0	N/A	0	358,909
May 1 - 31, 2012	9,000	$4.80	9,000	349,909
Total	10,200	$4.82	10,200

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 349,909 additional shares of our common stock until 3,000,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 11, 2012	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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