Form 10-Q
period 2012-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2012-10-15
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of October 11, 2012, there were 3,943,339 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31, 2012	February 29, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$433,000	$760,100
Accounts receivable, less allowance for doubtful accounts and sales returns $516,800 (August 31) and $556,300 (February 29)	3,768,200	3,575,000
Inventories—Net	10,981,100	9,854,000
Prepaid expenses and other assets	196,900	277,100
Income tax receivable	21,500	-
Deferred income taxes	342,000	379,800
Total current assets	15,742,700	14,846,000

INVENTORIES—Net	515,900	548,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,958,600	2,000,400

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	379,400	250,000

OTHER ASSETS	301,100	301,100
DEFERRED INCOME TAXES	69,300	65,900
TOTAL ASSETS	$18,967,000	$18,011,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit agreement	$775,000	$250,000
Accounts payable	3,094,300	1,793,900
Accrued salaries and commissions	386,000	436,700
Income taxes payable	-	64,200
Dividends payable	471,700	469,600
Other current liabilities	414,000	779,400
Total current liabilities	5,141,000	3,793,800

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (August 31 and February 29) shares; Outstanding 3,931,205 (August 31) and 3,913,183 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	15,671,600	16,124,900
	25,427,800	25,881,100
Less treasury stock, at cost	(11,601,800)	(11,663,500)
	13,826,000	14,217,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,967,000	$18,011,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

GROSS SALES	$9,388,100	$9,390,900	$18,992,000	$18,694,800
Less discounts and allowances	(4,097,300)	(4,132,400)	(7,325,800)	(7,397,700)
Transportation revenue	173,600	178,600	392,800	404,400
NET REVENUES	5,464,400	5,437,100	12,059,000	11,701,500
COST OF SALES	2,440,200	2,400,400	4,916,100	4,840,800
Gross margin	3,024,200	3,036,700	7,142,900	6,860,700

OPERATING EXPENSES:
Operating and selling	1,504,500	1,488,100	3,105,700	3,133,900
Sales commissions	810,000	841,400	2,176,500	2,065,900
General and administrative	489,100	511,800	1,080,700	990,200
	2,803,600	2,841,300	6,362,900	6,190,000

OTHER INCOME (EXPENSE)	(1,400)	4,700	1,100	10,100

EARNINGS BEFORE INCOME TAXES	219,200	200,100	781,100	680,800

INCOME TAXES	81,000	73,900	292,700	254,400

NET EARNINGS	$138,200	$126,200	$488,400	$426,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.04	$0.03	$0.12	$0.11
Diluted	$0.04	$0.03	$0.12	$0.11

DIVIDENDS PER SHARE	$0.12	$0.12	$0.24	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,924,514	3,893,283	3,921,397	3,895,206
Diluted	3,924,514	3,893,700	3,921,397	3,896,363

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2012

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600
Purchases of treasury stock	-	-	-	-	10,200	(49,100)	(49,100)
Sales of treasury stock	-	-	-	-	(28,222)	110,800	110,800
Dividends declared ($.12/share)	-	-	-	(471,700)	-	-	(471,700)
Dividends declared and paid ($.12/share)	-	-	-	(470,000)	-	-	(470,000)
Net earnings	-	-	-	488,400	-	-	488,400
BALANCE—August 31, 2012	6,041,040	$1,208,200	$8,548,000	$15,671,600	2,109,835	$(11,601,800)	$13,826,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	$171,700	$46,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securites	(129,400)	-
Purchases of property, plant and equipment	(16,500)	(61,000)

Net cash used in investing activities	(145,900)	(61,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(49,100)	(214,300)
Cash received from sales of treasury stock	110,800	107,600
Borrowings under revolving credit agreement	725,000	-
Payments under revolving credit agreement	(200,000)	-
Dividends paid	(939,600)	(935,400)

Net cash used in financing activities	(352,900)	(1,042,100)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(327,100)	(1,056,200)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	760,100	1,988,200

CASH AND CASH EQUIVALENTS—END OF PERIOD	$433,000	$932,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,200	$-
Cash paid for income taxes	$344,100	$346,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 –  The information shown with respect to the three and six months ended August 31, 2012 and 2011,  which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and six months ended August 31, 2012 and 2011,  are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2012.

Note 2 – Effective June 30, 2012, we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At August 31, 2012, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

At August 31, 2012, we had $775,000 debt outstanding under this agreement. Available credit under the revolving credit agreement was $1,725,000 at August 31, 2012.   This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2013 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended August 31, 2012, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2012
	August 31,	February 29,
Current:
Book inventory	$11,006,100	$9,879,000
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$10,981,100	$9,854,000

Noncurrent:
Book inventory	$865,900	$888,000
Inventory valuation allowance	(350,000)	(340,000)

Inventories net–noncurrent	$515,900	$548,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.6 million and $2.3 million for the three months ended August 31, 2012 and 2011, respectively.  Total inventory purchases from all suppliers were approximately $3.7 million and $2.7 million for the three months ended August 31, 2012 and 2011, respectively.

For the six months ended August 31, 2012 and 2011, respectively, purchases from this company were approximately $5.1 million and $4.3 million.  Total inventory purchases from all suppliers were approximately $6.4 million and $5.4 million for the same respective periods.

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

Earnings Per Share:
	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011

Net earnings applicable to common shareholders	$138,200	$126,200	$488,400	$426,400

Shares:

Weighted average shares outstanding - basic	3,924,514	3,893,283	3,921,397	3,895,206
Assumed exercise of options	-	417		1,157

Weighted average shares outstanding - diluted	3,924,514	3,893,700	3,921,397	3,896,363

Basic Earnings Per Share	$0.04	$0.03	$0.12	$0.11
Diluted Earnings Per Share	$0.04	$0.03	$0.12	$0.11

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the second quarter of fiscal year 2013, we did not purchase any shares of common stock.  The maximum number of shares that can be repurchased in the future is 349,909.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating & selling expenses and were $368,400 and $500,100 for the three months ended August 31, 2012 and 2011, respectively.

For the six months ended August 31, 2012 and 2011, respectively, freight and handling costs incurred are included in operating & selling expenses and were $1,069,600 and $1,000,200.

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

The accounting policies of the segments are the same as those of the rest of the Company.  We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net sales reduced by cost of sales and direct expenses.  Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “other” row.  Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management.  Our assets and liabilities are not allocated on a segment basis.

Information by industry segment for the three and six months ended August 31, 2012 and 2011 follows:

NET REVENUES
	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Publishing	$3,130,100	$2,832,900	$5,436,900	$5,236,100
UBAM	2,334,300	2,604,200	6,622,100	6,465,400
Other	-	-	-	-
Total	$5,464,400	$5,437,100	$12,059,000	$11,701,500

EARNINGS BEFORE INCOME TAXES
	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Publishing	$1,014,400	$910,300	$1,789,400	$1,670,200
UBAM	182,300	291,600	1,087,700	991,600
Other	(977,500)	(1,001,800)	(2,096,000)	(1,981,000)
Total	$219,200	$200,100	$781,100	$680,800

Note 8 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 - At February 29, 2012, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act"), as it had been unable to secure further financing to satisfy the claims of its creditors.  At August 31, 2012, this receivable remains $364,500, of which, $340,000 is reserved.

Note 10 - On October 13, 2011, we signed a Stock Purchase Agreement to acquire an 11% position with Demibooks, Inc for an initial investment of $250,000.  We have accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform for interactive books.  Their Demibooks® Composer product is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We will utilize the Composer platform to create our proprietary interactive products. The Stock Purchase Agreement allows for an additional $250,000 investment, resulting in a total position of 18%, upon the completion of specified milestones. During the first two quarters of fiscal year 2013, we invested an additional $129,400 in Demibooks, Inc.

Note 11 – On September 21, 2012, we paid the previously declared $0.12 dividend per share to shareholders of record as of September 14, 2012.

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

The following table shows consolidated statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.7%	44.1%	40.8%	41.4%
Gross margin	55.3%	55.9%	59.2%	58.6%
Operating expenses:
Operating and selling	27.5%	27.4%	25.7%	26.8%
Sales commissions	14.8%	15.5%	18.0%	17.6%
General and administrative	9.0%	9.4%	9.0%	8.5%
Total operating expenses	51.3%	52.3%	52.7%	52.9%
Other income (expense)	0.0%	0.1%	0.0%	0.1%
Earnings before income taxes	4.0%	3.7%	6.5%	5.8%
Income taxes	1.5%	1.4%	2.4%	2.2%
Net earnings	2.5%	2.3%	4.1%	3.6%

Operating Results for the Three Months Ended August 31, 2012

We earned income before income taxes of $219,200 for the three months ended August 31, 2012 compared with $200,100 for the three months ended August 31, 2011.

Revenues

	For the Three Months Ended August 31,
	2012	2011	$ Change	% Change
Gross sales	$9,388,100	$9,390,900	$(2,800)	(0.0)
Less discounts and allowances	(4,097,300)	(4,132,400)	35,100	(0.8)
Transportation revenue	173,600	178,600	(5,000)	(2.8)
Net revenues	$5,464,400	$5,437,100	$27,300	0.5

The UBAM Division’s gross sales decreased $620,500 during the three month period ending August 31, 2012 when compared with the same quarterly period a year ago.  This decrease resulted from decreases of 11% in internet sales, 7% in home party sales, and 6% in school and library sales, offset by an increase of 37% in direct sales.

The decrease in internet sales is attributed to a 1% decrease in the total number of orders and an 8% decrease in average order size.  The decrease in home party sales is attributed to a 9% decrease in the total number of orders, offset by a 2% increase in average order size.  The decrease in school and library sales is attributed to a 16% decrease in the total number of orders, offset by a 12% increase in average order size.  The increase in direct sales is attributed to a 9% increase in the total number of orders and a 25% increase in average order size.

The Publishing Division’s gross sales increased $617,700 during the three month period ending August 31, 2012 when compared with the same quarterly period a year ago.  We attribute this to a 29% increase in sales to smaller retail stores and a 20% increase in inside sales, offset by a 7% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $715,900 and $1,071,000 for the quarterly periods ended August 31, 2012 and 2011, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year to year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 24.8% and 30.5% of UBAM’s gross sales for the quarterly periods ended August 31, 2012 and 2011, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $3,381,400 and $3,061,400 for the quarterly periods ended August 31, 2012 and 2011, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.0% of Publishing’s gross sales for both the quarterly periods ended August 31, 2012 and August 31, 2011.

Expenses

	For Three Months Ended August 31,
	2012	2011	$ Change	% Change
Cost of sales	$2,440,200	$2,400,400	$39,800	1.7
Operating and selling	1,504,500	1,488,100	16,400	1.1
Sales commissions	810,000	841,400	(31,400)	(3.7)
General and administrative	489,100	511,800	(22,700)	(4.4)
Total	$5,243,800	$5,241,700	$2,100	0.0

Cost of sales increased 1.7% for the three months ended August 31, 2012 when compared with the three months ended August 31, 2011.  Cost of sales as a percentage of gross sales was 26.0% and 25.6%, respectively, for each of the three month periods ended August 31, 2012 and August 31, 2011.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $236,400 in the quarter ended August 31, 2012 and $239,900 in the quarter ended August 31, 2011.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.0% for the quarter ended August 31, 2012 and 15.8% for the quarter ended August 31, 2011.

Sales commissions in the Publishing Division increased 23.5% to $82,600 for the three months ended August 31, 2012.  Publishing Division sales commissions are paid on net sales and were 2.6% of net sales for the quarter ended August 31, 2012 and 2.4% for the quarter ended August 31, 2011.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 6.1% to $727,400 for the three months ended August 31, 2012, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions were 25.2% of gross sales for the three months ended August 31, 2012 and 22.1% of gross sales for the three months ended August 31, 2011.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.0% and 36.9% for the quarterly periods ended August 31, 2012 and 2011, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Six Months Ended August 31, 2012

We earned income before income taxes of $781,100 for the six months ended August 31, 2012 compared with $680,800 for the six months ended August 31, 2011.

Revenues

	For the Six Months Ended August 31,
	2012	2011	$ Change	% Change
Gross sales	$18,992,000	$18,694,800	$297,200	1.6
Less discounts and allowances	(7,325,800)	(7,397,700)	71,900	(1.0)
Transportation revenue	392,800	404,400	(11,600)	(2.9)
Net revenues	$12,059,000	$11,701,500	$357,500	3.1

The UBAM Division’s gross sales increased $2,800 during the six months ended August 31, 2012 when compared with the same year-to-date period a year ago.  This increase resulted from an increase of 385% in our fund raiser option “Cards For a Cause” - which was introduced during the second quarter last year, an increase of 20% in direct sales and a 4% increase in school and library sales, offset by a 2% decrease in both internet and home party sales.

The increase in fund raiser sales is attributed to a 412% increase in the number of orders, offset by a 6% decrease in average order size.  The increase in direct sales is attributed to a 10% increase in the total number of orders and a 9% increase in average order size.  The increase in school and library sales is attributed to a 2% increase in the total number of orders and a 2% increase in average order size.  The decrease in internet sales is attributed to a 4% increase in the total number of orders, offset by a 5% decrease in average order size.  The decrease in home party sales is attributed to a 2% decrease in the total number of orders and a 1% decrease in average order size.

The Publishing Division’s gross sales increased $294,400 during the six months ended August 31, 2012 when compared with the same year-to-date period a year ago.  We attribute this to a 31% increase in sales to smaller retail stores and a 15% increase in inside sales, offset by a 22% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $1,512,100 and $1,678,700 for the year-to-date periods ended August 31, 2012 and 2011, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”).  Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 19.5% and 21.6% of UBAM’s gross sales for the year-to-date periods ended August 31, 2012 and 2011, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $5,813,700 and $5,719,000 for the year-to-date periods ended August 31, 2012 and 2011, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales for the quarterly period ended August 31, 2012 and 52.3% for the year-to-date period ended August 31, 2011.

Expenses

	For Six Months Ended August 31,
	2012	2011	$ Change	% Change
Cost of sales	$4,916,100	$4,840,800	$75,300	1.6
Operating and selling	3,105,700	3,133,900	(28,200)	(0.9)
Sales commissions	2,176,500	2,065,900	110,600	5.4
General and administrative	1,080,700	990,200	90,500	9.1
Total	$11,279,000	$11,030,800	$248,200	2.3

Cost of sales increased 1.6% for the six months ended August 31, 2012 when compared with the six months ended August 31, 2011.  Cost of sales as a percentage of gross sales was 25.9% for both of the six month periods ended August 31, 2012 and August 31, 2011.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $486,500 in the year-to-date period ended August 31, 2012 and $511,900 in the year-to-date period ended August 31, 2011.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.4% for the year-to-date period ended August 31, 2012 and 16.7% for the year-to-date period ended August 31, 2011.

Sales commissions in the Publishing Division increased 26.0% to $149,800 for the year-to-date period ended August 31, 2012.  Publishing Division sales commissions are paid on net sales and were 2.8% of net sales for the year-to-date period ended August 31, 2012 and 2.3% for the year-to-date period ended August 31, 2011.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 4.1% to $2,026,700 for the year-to-date period ended August 31, 2012, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 26.1% of gross sales for the year-to-date period ended August 31, 2012 and 25.1% of gross sales for the year-to-date period ended August 31, 2011.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.5% and 37.4% for the year-to-date period ended August 31, 2012 and 2011, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 10,200 shares at a cost of $49,100 during the year-to-date period ended August 31, 2012.

We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt and then to repurchase shares outstanding or capital distributions through dividends.
For the year-to-date period ended August 31, 2012, we experienced a positive cash flow from operating activities of $171,700.  Cash flow from operating activities resulted primarily from net income after taxes of $488,400, an increase in certain current liabilities of $884,300, a decrease in prepaid expenses and other current assets, a decrease in deferred income taxes, offset by a change in net taxes receivable/payable of $85,700, an increase in inventory received by the end of the second quarter in preparation for the fall selling season of $1,095,000, and an increase in accounts receivable of $193,200.

We believe that in fiscal year 2013 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

 Cash used in investing activities was $145,900 for the year-to-date period ended August 31, 2012.  Of this, $129,400 was an additional investment in Demibooks and $16,500 was for capital expenditures to upgrade our technological infrastructure.    We estimate that total cash used in investing activities for fiscal year 2013 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment and additional investment in Demibooks.

For the year-to-date period ended August 31, 2012, cash used in financing activities was $352,900, resulting from dividend payments of $939,600, payments under our revolving credit agreement of $200,000, and the purchase of $49,100 of treasury stock, offset by borrowings under our revolving credit agreement of $725,000 and the sale of $110,800 of treasury stock.

As of August 31, 2012 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2012 we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At August 31, 2012, the rate in effect was 4.00%. Borrowings are collateralized by substantially all the assets of the Company.

We had $775,000 in borrowings outstanding on the above revolving credit agreement at August 31, 2012 and $250,000 in borrowings outstanding at February 29, 2012.  Available credit under the revolving credit agreement was $1,725,000 at August 31, 2012.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 54.9% of net revenues for the year-to-date period ended August 31, 2012 and 55.3% for the year-to-date period ended August 31, 2011.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of August 31, 2012 and February 29, 2012.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $416,800 and $456,300 as of August 31, 2012 and February 29, 2012, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $865,900 at August 31, 2012 and $888,000 at February 29, 2012.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $375,000 and $365,000 as of August 31, 2012 and February 29, 2012, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2012. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended August 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan(2)(3)

June 1 - 30, 2012	-	N/A	-	349,909
July 1 - 31, 2012	-	N/A	-	349,909
August 1 - 31, 2012	-	N/A	-	349,909
Total	-	N/A	-

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 15, 2012	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document