Form 10-Q
period 2012-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2013-01-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 10, 2013, there were 3,970,704 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2012	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414,300	$760,100
Accounts receivable, less allowance for doubtful accounts and sales returns $528,000 (November 30) and $556,300 (February 29)	4,512,100	3,575,000
Inventories—Net	10,018,800	9,854,000
Prepaid expenses and other assets	327,300	277,100
Deferred income taxes	344,700	379,800
Total current assets	15,617,200	14,846,000

INVENTORIES—Net	577,000	548,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,939,100	2,000,400

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	405,300	250,000

OTHER ASSETS	301,100	301,100
DEFERRED INCOME TAXES	71,200	65,900
TOTAL ASSETS	$18,910,900	$18,011,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit agreement	$500,000	$250,000
Accounts payable	2,393,800	1,793,900
Accrued salaries and commissions	695,900	436,700
Income taxes payable	279,400	64,200
Dividends payable	473,500	469,600
Other current liabilities	640,900	779,400
Total current liabilities	4,983,500	3,793,800

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (November 30 and February 29) shares; Outstanding 3,945,458 (November 30) and 3,913,183 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	15,723,800	16,124,900
	25,480,000	25,881,100
Less treasury stock, at cost	(11,552,600)	(11,663,500)
	13,927,400	14,217,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,910,900	$18,011,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

GROSS SALES	$11,710,800	$13,178,100	$30,702,800	$31,872,900
Less discounts and allowances	(4,129,800)	(4,833,400)	(11,455,600)	(12,231,100)
Transportation revenue	283,400	345,700	676,200	750,100
NET REVENUES	7,864,400	8,690,400	19,923,400	20,391,900
COST OF SALES	3,051,200	3,406,800	7,967,300	8,247,600
Gross margin	4,813,200	5,283,600	11,956,100	12,144,300

OPERATING EXPENSES:
Operating and selling	1,899,100	1,910,200	5,004,800	5,044,100
Sales commissions	1,582,700	1,743,800	3,759,200	3,809,700
General and administrative	480,100	467,000	1,560,800	1,457,200
	3,961,900	4,121,000	10,324,800	10,311,000

OTHER INCOME (EXPENSE)	(6,900)	4,300	(5,800)	14,400

EARNINGS BEFORE INCOME TAXES	844,400	1,166,900	1,625,500	1,847,700

INCOME TAXES	318,700	442,000	611,400	696,400

NET EARNINGS	$525,700	$724,900	$1,014,100	$1,151,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.13	$0.19	$0.26	$0.30
Diluted	$0.13	$0.19	$0.26	$0.30

DIVIDENDS PER SHARE	$0.12	$0.12	$0.36	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,939,592	3,895,238	3,927,462	3,895,217
Diluted	3,939,592	3,895,518	3,927,462	3,896,081

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600
Purchases of treasury stock	-	-	-	-	11,460	(54,200)	(54,200)
Sales of treasury stock	-	-	-	-	(43,735)	165,100	165,100
Dividends declared ($.12/share)	-	-	-	(473,500)	-	-	(473,500)
Dividends declared and paid ($.24/share)	-	-	-	(941,700)	-	-	(941,700)
Net earnings	-	-	-	1,014,100	-	-	1,014,100
BALANCE—November 30, 2012	6,041,040	$1,208,200	$8,548,000	$15,723,800	2,095,582	$(11,552,600)	$13,927,400

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	$884,700	$927,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securites	(155,300)	(250,000)
Purchases of property, plant and equipment	(24,800)	(70,000)

Net cash used in investing activities	(180,100)	(320,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(54,200)	(214,300)
Cash received from sales of treasury stock	165,100	165,000
Borrowings under revolving credit agreement	1,435,000	250,000
Payments under revolving credit agreement	(1,185,000)	-
Dividends paid	(1,411,300)	(1,402,100)

Net cash used in financing activities	(1,050,400)	(1,201,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(345,800)	(593,700)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	760,100	1,988,200

CASH AND CASH EQUIVALENTS—END OF PERIOD	$414,300	$1,394,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,100	$1,200
Cash paid for income taxes	$366,400	$603,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three and nine months ended November 30, 2012 and 2011, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2012 and 2011,  are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 29, 2012.

Note 2 – Effective June 30, 2012, we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At November 30, 2012, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

At November 30, 2012, we had $500,000 debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,000,000 at November 30, 2012.   This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2013 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended November 30, 2012, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2012
	November 30,	February 29,
Current:
Book inventory	$10,045,300	$9,879,000
Inventory valuation allowance	(26,500)	(25,000)

Inventories net–current	$10,018,800	$9,854,000

Noncurrent:
Book inventory	$932,000	$888,000
Inventory valuation allowance	(355,000)	(340,000)

Inventories net–noncurrent	$577,000	$548,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.9 million and $2.1 million for the three months ended November 30, 2012 and 2011, respectively.  Total inventory purchases from all suppliers were approximately $2.5 million and $3.1 million for the three months ended November 30, 2012 and 2011, respectively.

For the year-to-date periods ended November 30, 2012 and 2011, respectively, purchases from this company were approximately $7.0 million and $6.4 million.  Total inventory purchases from all suppliers were approximately $8.9 million and $8.5 million for the same respective periods.

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

Earnings Per Share:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011

Net earnings applicable to common shareholders	$525,700	$724,900	$1,014,100	$1,151,300

Shares:

Weighted average shares outstanding - basic	3,939,592	3,895,238	3,927,462	3,895,217
Assumed exercise of options	-	280	-	864

Weighted average shares outstanding - diluted	3,939,592	3,895,518	3,927,462	3,896,081

Basic Earnings Per Share	$0.13	$0.19	$0.26	$0.30
Diluted Earnings Per Share	$0.13	$0.19	$0.26	$0.30

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the current quarter of fiscal year 2013, we purchased 1,260 shares of common stock.  The maximum number of shares that can be repurchased in the future is 348,649.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating and selling expenses and were $748,400 and $759,200 for the three months ended November 30, 2012 and 2011, respectively.

For the year-to-date periods ended November 30, 2012 and 2011, respectively, freight and handling costs incurred are included in operating and selling expenses and were $1,818,000 and $1,759,400.

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

Information by industry segment for the three and nine months ended November 30, 2012 and 2011 follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Publishing	$2,969,800	$3,202,300	$8,406,700	$8,438,400
UBAM	4,894,600	5,488,100	11,516,700	11,953,500
Other	-	-	-	-
Total	$7,864,400	$8,690,400	$19,923,400	$20,391,900

EARNINGS BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Publishing	$1,015,800	$1,146,600	$2,805,200	$2,816,800
UBAM	884,300	1,028,400	1,972,000	2,020,000
Other	(1,055,700)	(1,008,100)	(3,151,700)	(2,989,100)
Total	$844,400	$1,166,900	$1,625,500	$1,847,700

Note 8 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 - At February 29, 2012, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act"), as it had been unable to secure further financing to satisfy the claims of its creditors.  At November 30, 2012, this receivable remains $364,500, of which $340,000 is reserved.

Note 10 - On October 13, 2011, we signed a Stock Purchase Agreement to acquire an 11% position with Demibooks, Inc for an initial investment of $250,000.  We have accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform for interactive books.  Their Demibooks® Composer product is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We will utilize the Composer platform to create our proprietary interactive products. The Stock Purchase Agreement allows for an additional $250,000 investment, resulting in a total position of 18%, upon the completion of specified milestones. During the year-to-date period of fiscal year 2013, we invested an additional $155,300 in Demibooks, Inc.

Note 11 – On December 21, 2012, we paid the previously declared $0.12 dividend per share to shareholders of record as of December 14, 2012.

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

The following table shows consolidated statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.8%	39.2%	40.0%	40.4%
Gross margin	61.2%	60.8%	60.0%	59.6%
Operating expenses:
Operating and selling	24.2%	22.0%	25.1%	24.8%
Sales commissions	20.1%	20.0%	18.9%	18.7%
General and administrative	6.1%	5.4%	7.8%	7.2%
Total operating expenses	50.4%	47.4%	51.8%	50.7%
Other income (expense)	-0.1%	0.0%	0.0%	0.1%
Earnings before income taxes	10.7%	13.4%	8.2%	9.0%
Income taxes	4.0%	5.1%	3.1%	3.4%
Net earnings	6.7%	8.3%	5.1%	5.6%

Operating Results for the Three Months Ended November 30, 2012

We earned income before income taxes of $844,400 for the three months ended November 30, 2012 compared with $1,166,900 for the three months ended November 30, 2011.

Revenues

	For the Three Months Ended November 30,
	2012	2011	$ Change	% Change
Gross sales	$11,710,800	$13,178,100	$(1,467,300)	(11.1)
Less discounts and allowances	(4,129,800)	(4,833,400)	703,600	(14.6)
Transportation revenue	283,400	345,700	(62,300)	(18.0)
Net revenues	$7,864,400	$8,690,400	$(826,000)	(9.5)

The UBAM Division’s gross sales decreased $956,400 during the three-month period ending November 30, 2012 when compared with the same quarterly period a year ago.  This decrease resulted from decreases of 19% in direct sales, 19% in home party sales, 17% in fundraiser sales, and 10% in internet sales, offset by an increase of 3% in school and library sales.

The decrease in direct sales is attributed to a 13% decrease in the total number of orders and an 8% decrease in average order size.  The decrease in home party sales is attributed to a 17% decrease in the total number of orders and a 2% decrease in average order size.  The decrease in fundraiser sales is attributed to a 20% decrease in the total number of orders, offset by a 5% increase in average order size.  The decrease in internet sales is attributed to a 6% decrease in the total number of orders and a 3% decrease in average order size.

The increase in school and library sales is attributed to a 3% decrease in the total number of orders, offset by a 6% increase in average order size.

The Publishing Division’s gross sales decreased $510,900 during the three-month period ending November 30, 2012 when compared with the same quarterly period a year ago.  We attribute this to a 32% increase in sales to smaller retail stores and a 13% increase in inside sales, offset by a 35% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $935,400 and $1,361,500 for the quarterly periods ended November 30, 2012 and 2011, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 16.8% and 20.9% of UBAM’s gross sales for the quarterly periods ended November 30, 2012 and 2011, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $3,194,400 and $3,471,900 for the quarterly periods ended November 30, 2012 and 2011, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.9% and 52.1% of Publishing’s gross sales for the respective quarterly periods ended November 30, 2012 and November 30, 2011.

Expenses

	For Three Months Ended November 30,
	2012	2011	$ Change	% Change
Cost of sales	$3,051,200	$3,406,800	$(355,600)	(10.4)
Operating and selling	1,899,100	1,910,200	(11,100)	(0.6)
Sales commissions	1,582,700	1,743,800	(161,100)	(9.2)
General and administrative	480,100	467,000	13,100	2.8
Total	$7,013,100	$7,527,800	$(514,700)	(6.8)

Cost of sales decreased 10.4% for the three months ended November 30, 2012 when compared with the three months ended November 30, 2011.  Cost of sales as a percentage of gross sales were 26.1% and 25.9%, respectively, for each of the three month periods ended November 30, 2012 and November 30, 2011.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $274,200 in the quarter ended November 30, 2012 and $258,200 in the quarter ended November 30, 2011.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.2% for the quarter ended November 30, 2012 and 14.5% for the quarter ended November 30, 2011.

Sales commissions in the Publishing Division increased 33.3% to $81,600 for the three months ended November 30, 2012.  Publishing Division sales commissions are paid on net sales and were 2.7% of net sales for the quarter ended November 30, 2012 and 1.9% for the quarter ended November 30, 2011.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 10.8% to $1,501,100 for the three months ended November 30, 2012, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions were 27.0% of gross sales for the three months ended November 30, 2012 and 25.8% of gross sales for the three months ended November 30, 2011.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% and 37.9% for the quarterly periods ended November 30, 2012 and 2011, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Operating Results for the Nine Months Ended November 30, 2012

We earned income before income taxes of $1,625,500 for the nine months ended November 30, 2012 compared with $1,847,700 for the nine months ended November 30, 2011.

Revenues

	For the Nine Months Ended November 30,
	2012	2011	$ Change	% Change
Gross sales	$30,702,800	$31,872,900	$(1,170,100)	(3.7)
Less discounts and allowances	(11,455,600)	(12,231,100)	775,500	(6.3)
Transportation revenue	676,200	750,100	(73,900)	(9.9)
Net revenues	$19,923,400	$20,391,900	$(468,500)	(2.3)

The UBAM Division’s gross sales decreased $953,600 during the year-to-date period ended November 30, 2012 when compared with the same year-to-date period a year ago.  This decrease resulted from a 10% decrease in home party sales and a 6% decrease in internet sales, offset by an increase of 68% in our fund raiser option “Cards For a Cause” - which was introduced during the second quarter of the previous fiscal year, a 4% increase in school and library sales, and an increase of 2% in direct sales.

The decrease in home party sales is attributed to a 9% decrease in the total number of orders and a 2% decrease in average order size.  The decrease in internet sales is attributed to a 1% decrease in the total number of orders and a 7% decrease in average order size.

The increase in fund raiser sales is attributed to an 80% increase in the number of orders, offset by a 7% decrease in average order size.  The increase in school and library sales is attributed to a 4% increase in average order size.  The increase in direct sales is attributed to a 1% increase in average order size.

The Publishing Division’s gross sales decreased $216,500 during year-to-date period ended November 30, 2012 when compared with the same year-to-date period a year ago.  We attribute this to a 28% decrease in sales to major national accounts, offset by a 31% increase in sales to smaller retail stores, and a 14% increase in inside sales.

The UBAM Division’s discounts and allowances were $2,447,500 and $3,040,200 for the year-to-date periods ended November 30, 2012 and 2011, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”).  Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 18.4% and 21.3% of UBAM’s gross sales for the year-to-date periods ended November 30, 2012 and 2011, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $9,008,100 and $9,190,900 for the year-to-date periods ended November 30, 2012 and 2011, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% of Publishing’s gross sales for the year-to-date period ended November 30, 2012 and 52.2% for the year-to-date period ended November 30, 2011.

Expenses

	For Nine Months Ended November 30,
	2012	2011	$ Change	% Change
Cost of sales	$7,967,300	$8,247,600	$(280,300)	(3.4)
Operating and selling	5,004,800	5,044,100	(39,300)	(0.8)
Sales commissions	3,759,200	3,809,700	(50,500)	(1.3)
General and administrative	1,560,800	1,457,200	103,600	7.1
Total	$18,292,100	$18,558,600	$(266,500)	(1.4)

Cost of sales decreased 3.4% for the year-to-date period ended November 30, 2012 when compared with the same period ended November 30, 2011.  Cost of sales as a percentage of gross sales were 25.9% for both of the year-to-date periods ended November 30, 2012 and 2011.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $760,800 in the year-to-date period ended November 30, 2012 and $770,100 in the year-to-date period ended November 30, 2011.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.3% for the year-to-date period ended November 30, 2012 and 15.8% for the year-to-date period ended November 30, 2011.

Sales commissions in the Publishing Division increased 28.5% to $231,400 for the year-to-date period ended November 30, 2012.  Publishing Division sales commissions are paid on net sales and were 2.8% of net sales for the year-to-date period ended November 30, 2012 and 2.1% for the year-to-date period ended November 30, 2011.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 2.8% to $3,527,800 for the year-to-date period ended November 30, 2012, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions were 26.5% of gross sales for the year-to-date period ended November 30, 2012 and 25.4% of gross sales for the year-to-date period ended November 30, 2011.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.6% and 37.7% for the year-to-date period ended November 30, 2012 and 2011, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 11,460 shares at a cost of $54,200 during the year-to-date period ended November 30, 2012.

We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

For the year-to-date period ended November 30, 2012, we experienced a positive cash flow from operating activities of $884,700.  Cash flow from operating activities resulted primarily from net income after taxes of $1,014,100, an increase in certain current liabilities of $720,600, a decrease in deferred income taxes of $29,800, and a change in income taxes payable of $215,200, offset by an increase in accounts receivable of $ 937,100, an increase in inventory of $193,800, and an increase in certain prepaid expenses and other current assets of $50,200.

We believe that in fiscal year 2013 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

 Cash used in investing activities was $180,100 for the year-to-date period ended November 30, 2012.  Of this, $155,300 was an additional investment in Demibooks and $24,800 was for capital expenditures to upgrade our technological infrastructure and purchase office equipment.    We estimate that total cash used in investing activities for fiscal year 2013 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment and additional investment in Demibooks.

For the year-to-date period ended November 30, 2012, cash used in financing activities was $1,050,400, resulting from dividend payments of $1,411,300, payments under our revolving credit agreement of $1,185,000, and the purchase of $54,200 of treasury stock, offset by borrowings under our revolving credit agreement of $1,435,000 and the sale of $165,100 of treasury stock.

As of November 30, 2012 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2012 we signed a Fourteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2013.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At November 30, 2012, the rate in effect was 4.00%. Borrowings are collateralized by substantially all the assets of the Company.

We had $500,000 in borrowings outstanding on the above revolving credit agreement at November 30, 2012 and $250,000 in borrowings outstanding at February 29, 2012.  Available credit under the revolving credit agreement was $2,000,000 at November 30, 2012.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 57.8% of net revenues for the year-to-date period ended November 30, 2012 and 58.6% for the year-to-date period ended November 30, 2011.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2012 and February 29, 2012.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $428,000 and $456,300 as of November 30, 2012 and February 29, 2012, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $932,000 at November 30, 2012 and $888,000 at February 29, 2012.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $381,500 and $365,000 as of November 30, 2012 and February 29, 2012, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2012. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

September 1 - 30, 2012	1,260	$4.00	1,260	348,649
October 1 - 31, 2012	0	N/A	0	348,649
November 1 - 30, 2012	0	N/A	0	348,649
Total	1,260	$4.00	1,260

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.
(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 348,649 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date:  January 14, 2013                                          By     /s/ Randall W. White
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