Form 10-K
period 2013-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2013-05-28
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2012, on the NASDAQ Stock Market, LLC was $15,528,300.

As of May 23, 2013, 3,969,866 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2013 relating to our Annual Meeting of Shareholders to be held on July 18, 2013 are incorporated by reference into Part III of this Report on Form 10-K.

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

•	Publishing Division (“Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2013	2012
Publishing	42%	42%
UBAM	58%	58%
Total revenues	100%	100%

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

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 4,700 consultants in 50 states at February 28, 2013.

Publishing markets through commissioned trade representatives who call on book, toy, specialty stores and other retail outlets, as well as through in-house marketing by telephone to the trade.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders totaling 28% of the Publishing Division’s sales have been received from major book chains.

Key Customers
No customer represents more than 10% of our net sales.

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

Publishing faces strong competition from large U.S. and international companies.  Historically, this division's sales represent less than 1.0% of industry sales of juvenile paperbacks.

Employees
As of April 1, 2013, 75 full-time and 1 part-time employees worked at our Tulsa and San Diego facilities; about half of those are in the assembly/distribution warehouse.  We believe our relations with our employees are good.

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

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2013 and 2012, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2013		2012
Period	High	Low	High	Low
1st Qtr	5.00	4.25	6.90	4.18
2nd Qtr	4.64	3.85	5.81	5.00
3rd Qtr	4.13	3.79	5.70	3.80
4th Qtr	4.12	3.80	5.40	4.75

The number of shareholders of record of EDC's common stock at February 28, 2013 was 663.

During fiscal year 2013, we paid quarterly dividends totaling $0.48 per share as follows:  $0.12 per share dividend on March 16, 2012, $0.12 per share dividend on June 22, 2012, $0.12 per share dividend on September 21, 2012, and $0.12 per share dividend on December 21, 2012.   An additional $0.08 per share dividend was declared on February 28, 2013 and was paid during fiscal year 2014 to shareholders of record on March 8, 2013.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2012	0	$0.00	0	348,649
January 1 - 31, 2013	646	$3.92	646	348,003
February 1 - 28, 2013	0	$0.00	0	348,003
Total	646	$3.92	646

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

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

Publishing Division Sales by Market Type

	FY 2013	FY 2012
National chain stores	28%	40%
All other	72%	60%
Total net sales	100%	100%

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

Net Revenues for Publishing Division
	FY 2013	FY 2012
Net Revenues	$10,811,600	$10,981,100

Publishing Division’s net revenues decreased $169,500 in fiscal year 2013 from fiscal year 2012, or 1.5%.  Net revenues were down 31.0% for national chain stores, offset by an increase of 25.0% for smaller retail stores, and 13.6% for inside sales.

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

Consultants During Year

	FY 2013	FY 2012
New Sales Representatives	2,700	4,300
Active Sales Representatives End of Fiscal Year	4,700	6,100

The UBAM Division presently has six levels of sales representatives:
•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

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

Percent of Net Sales by UBAM Marketing Program
	FY 2013	FY 2012
Home Shows	27%	32%
Direct Sales	2%	2%
School & Library	46%	43%
Internet	12%	12%
Fund Raisers	5%	3%
Transportation Revenues	8%	8%
Totals	100%	100%

Number of Orders by UBAM Marketing Program
	FY 2013	FY 2012
Home Shows	17,100	19,200
Direct Sales	3,100	3,300
School & Library	11,000	11,000
Internet	33,800	34,600
Fund Raisers	1,400	900
	66,400	69,000

Net revenues, after commissions, from home shows declined 14% or $449,500 during fiscal year 2013.  This was primarily due to 11% fewer orders placed during the period and a 3% decrease in average order size.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues, after commissions, from direct sales decreased 5% or $11,500 during fiscal year 2013.  This resulted from a 6% decrease in the number of orders placed during the year.  Direct sales are sales without a hostess being involved.

The UBAM Division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, after commissions, including book fairs, increased 2% or $86,200 during fiscal year 2013, primarily due to the per-order average increase of 2%.

School and library sales are restricted to consultants who have received additional, specialized training which allows them to sell to schools and libraries.  The UBAM consultant is the only source that a library or school has for library-bound Usborne books and for most Kane/Miller titles.  They are not available through any of the school supply distribution companies.

This program includes our book fairs.  Book fairs can be held with almost any organization as the sponsor.  The consultant provides promotional materials to acquaint parents with the books.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This is a pledge-based reading incentive program that provides cash and books to the sponsoring organization and books for the children.

Internet sales, after commissions, were down 10% or $129,700 during fiscal year 2013.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal annual fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.

Our fund-raising program, after commissions, Cards for a Cause, which was added during the second quarter of the prior fiscal year, increased 39% or $136,100 in sales over its inaugural year.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support themselves and their related causes.

Transportation revenues decreased 11% or $101,900 during fiscal year 2013.  Transportation revenues are based on order sales, with minimums per order depending on order type.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

While there are many, UBAM continues to be the only multi-level company in the United States exclusively selling books.  We believe this is a fertile market with opportunities for growth.  The keys to future growth in the UBAM Division are recruiting and retaining consultants.

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We can continue to grow with minimal additional capital requirements.  Our primary source of cash is generated from operations.  Outside of cash used in operating activities, generally our primary uses of cash are to pay dividends and acquire treasury stock.  During fiscal year 2013, we have utilized our bank credit facility to meet some short-term cash requirements.

We expect our ongoing cash flow to continue to exceed cash required to operate the business.  Consequently, we expect to pay down our short-term borrowings during fiscal year 2014.

During fiscal year 2013, we experienced a positive cash flow from operations of $639,000.  Cash flow from net earnings of $802,900 was increased due to the provision for doubtful accounts and sales returns of $1,508,700, a decrease in inventories of $118,300 and depreciation expense of $114,200, offset by an increase in accounts receivable of $1,352,800, a $293,500 increase in net income tax receivable, a decrease in deferred income taxes of $12,600, a decrease in current liabilities of $128,900, and a $117,300 increase in prepaid expenses and other assets.

Cash used in investing activities was $209,600 due to an additional $180,300 investment in Demibooks and $29,300 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2014 will be less than $200,000.  This would consist of software and hardware enhancements to our existing data processing equipment, property improvements and additional warehouse equipment.

Cash used in financing activities was $720,400 which was primarily due to dividend payments of $1,884,800, $1,185,000 payments under our revolving credit agreement, and $56,700 paid to acquire treasury stock.  These were offset by cash received of $2,185,000 from borrowings under our revolving credit agreement and $221,100 from the sale of treasury stock.  In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2013 and 2012, we declared dividends equal to 216% and 132%, respectively, of net earnings.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2013	FY 2012
Net revenues	100.0%	100.0%
Cost of sales	41.2%	40.2%
Gross margin	58.8%	59.8%
Operating expenses:
Operating and selling	26.3%	25.5%
Sales commissions	18.7%	18.5%
General and administrative	9.0%	7.5%
Total operating expenses	54.0%	51.5%
Other income	0.2%	0.4%
Earnings before income taxes	5.0%	8.7%
Income taxes	1.9%	3.3%
Net earnings	3.1%	5.4%

Fiscal Year 2013 Compared with Fiscal Year 2012

The following presents an overview of our results of operations for years ended February 28, 2013 and February 29, 2012.  We had earnings before income taxes of $1,282,000 for fiscal year 2013 compared with $2,277,700 for fiscal year 2012.

Revenues

	FY 2013	FY 2012	$ Change
Gross sales	$39,215,300	$40,906,200	$(1,690,900)
Less discounts & allowances	(14,585,800)	(15,592,000)	1,006,200
Transportation revenue	858,000	959,100	(101,100)
Net revenues	$25,487,500	$26,273,300	$(785,800)

The UBAM Division’s gross sales decreased 6.9% or $1,243,700 during fiscal year 2013 when compared with fiscal year 2012.  This decrease is attributable to lower sales in the home party, direct sales, and internet markets, offset by an increase in fund raisers and school and library/book fair sales.  Average sales per order for this division were down 0.3% and the overall number of orders was down 3.8% due to reductions in each of those markets, except fund raisers which were up.

The Publishing Division’s gross sales decreased 2.0% or $447,200 during fiscal year 2013 when compared with fiscal year 2012.  Sales to national chain stores decreased 31%, offset by increases of 25% in sales to smaller retail stores and 14% in inside sales.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $11,679,500 in fiscal year 2013 and $11,956,400 in fiscal year 2012.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.0% of Publishing’s gross sales in fiscal year 2013 and 52.2% in fiscal year 2012.

The UBAM Division’s discounts and allowances were $2,906,300 in fiscal year 2013 and $3,635,600 in fiscal year 2012.  Most sales in the UBAM Division are at retail.  As a part of the UBAM Division’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM Division will vary from year to year depending upon the marketing programs in place during any given year.  The UBAM Division’s discounts and allowances were 17.3% of UBAM’s gross sales in fiscal year 2013 and 20.2% in fiscal year 2012.

Transportation revenues decreased $101,100 in fiscal year 2013, primarily due to the decrease in UBAM sales during the year.

Expenses

	FY 2013	FY 2012	$ Change
Cost of sales	$10,494,200	$10,549,000	$(54,800)
Operating and selling	6,714,600	6,710,400	4,200
Sales commissions	4,764,900	4,855,200	(90,300)
General and administrative	2,285,700	1,972,500	313,200
Total	$24,259,400	$24,087,100	$172,300

Cost of sales decreased 0.5% in fiscal year 2013 when compared with fiscal year 2012.  Our cost of products is 25% to 34% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 76% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,283,900 in fiscal year 2013 and $1,274,100 in fiscal year 2012.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.1% for fiscal year 2013 and 16.4% for fiscal year 2012.

Sales commissions in the Publishing Division increased $55,900 for the fiscal year ended 2013.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.  Publishing Division sales commissions are paid on net sales and were 2.7% for fiscal year 2013 and 2.1% for fiscal year 2012.

Sales commissions in the UBAM Division decreased $146,200.  UBAM Division sales commissions are paid based on the retail price of non-promotional products sold and were 26.7% of gross sales for fiscal year 2013 and 25.7% for fiscal year 2012. The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The decrease in sales commissions is the result of lower gross sales in the UBAM Division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses as a percentage of gross sales were 5.8% for fiscal year 2013 and 4.8% for fiscal year 2012.

The tax provision for fiscal year 2013 was $479,100.  The effective rate for fiscal year 2013 was 37.4% and for fiscal year 2012 was 37.6%.  Our effective tax rate is higher than the Federal statutory rate due to state income taxes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in both fiscal years 2013 and 2012.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of both February 28, 2013 and February 29, 2012.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated allowance for doubtful accounts of $471,900 and $456,300 as of February 28, 2013 and February 29, 2012, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $934,000 and $888,000 at February 28, 2013 and February 29, 2012, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $400,000 and $365,000 as of February 28, 2013 and
February 29, 2012, respectively.

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

Our principal supplier, based in England, generally requires a minimum reorder of 6,500 or more of a title in order to get a solo print run.  Smaller orders would require a shared print run with the supplier’s other customers, which can result in more lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.

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

The information required by this Item 8 begins at page 21.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2013. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2013.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 18, 2013.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption "Executive Officers" as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 18, 2013.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 18, 2013.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 18, 2013.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 18, 2013.

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

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Fifth Amendment dated June 30, 2004 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Sixth Amendment dated June 30, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Seventh Amendment dated September 2, 2005 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Eighth Amendment dated June 30, 2006 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Ninth Amendment dated June 30, 2007 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Tenth Amendment dated June 30, 2008 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.15	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.16	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.17	Thirteenth Amendment dated June 30, 2011 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.18	Fourteenth Amendment dated June 30, 2012 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:           May 28, 2013                   By     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:           May 28, 2013                             /s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

May 28, 2013                             /s/ John A. Clerico
John A. Clerico, Director

May 28, 2013                             /s/ Ronald McDaniel
Ronald McDaniel, Director

May 28, 2013                             /s/ Kara Gae Neal
Kara Gae Neal, Director

May 28, 2013                             /s/ Betsy Rickert
Betsy Rickert, Director

May 28, 2013                             /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2013 and February 29, 2012, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 28, 2013

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28 (29),

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$469,100	$760,100
Accounts receivable, less allowance for doubtful accounts and sales returns $571,900 (2013) and $556,300 (2012)	3,419,100	3,575,000
Inventories—Net	9,724,700	9,854,000
Prepaid expenses and other assets	438,800	277,100
Income tax receivable	229,300	-
Deferred income taxes	381,400	379,800
Total current assets	14,662,400	14,846,000

INVENTORIES—Net	559,000	548,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,915,500	2,000,400

INVESTMENT IN NONMARETABLE EQUITY SECURITIES	430,300	250,000

OTHER ASSETS	256,700	301,100
DEFERRED INCOME TAXES	76,900	65,900

TOTAL	$17,900,800	$18,011,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,862,100	$1,793,900
Line of credit, current portion	1,250,000	250,000
Accrued salaries and commissions	439,300	436,700
Income taxes payable	-	64,200
Dividends payable	317,900	469,600
Other current liabilities	579,700	779,400
Total current liabilities	4,449,000	3,793,800

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 Outstanding 3,960,812 (2013) and 3,913,183 (2012) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	15,194,700	16,124,900
	24,950,900	25,881,100
Less treasury stock, at cost	(11,499,100)	(11,663,500)
	13,451,800	14,217,600
TOTAL	$17,900,800	$18,011,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28 (29),

	2013	2012

GROSS SALES	$39,215,300	$40,906,200
Less discounts and allowances	(14,585,800)	(15,592,000)
Transportation revenue	858,000	959,100
NET REVENUES	25,487,500	26,273,300
COST OF SALES	10,494,200	10,549,000
Gross margin	14,993,300	15,724,300

OPERATING EXPENSES:
Operating and selling	6,714,600	6,710,400
Sales commissions	4,764,900	4,855,200
General and administrative	2,285,700	1,972,500
Total operating expenses	13,765,200	13,538,100

OTHER INCOME	53,900	91,500

EARNINGS BEFORE INCOME TAXES	1,282,000	2,277,700

INCOME TAXES	479,100	856,800
NET EARNINGS	$802,900	$1,420,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.20	$0.36
Diluted	$0.20	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,934,352	3,898,145
Diluted	3,934,352	3,898,793
Dividends per share	$0.42	$0.48

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28 (29),

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2011	6,041,040	$1,208,200	$8,548,000	$16,575,100	2,135,141	$(11,672,800)	$14,658,500
Purchases of treasury stock	-	-	-	-	36,731	(214,300)	(214,300)
Sales of treasury stock	-	-	-	-	(44,015)	223,600	223,600
Dividends declared ($0.12/share)	-	-	-	(469,600)	-	-	(469,600)
Dividends paid ($0.36/share)	-	-	-	(1,401,500)	-	-	(1,401,500)
Net earnings	-	-	-	1,420,900	-	-	1,420,900
BALANCE—February 29, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600
Purchases of treasury stock	-	-	-	-	12,106	(56,700)	(56,700)
Sales of treasury stock	-	-	-	-	(59,735)	221,100	221,100
Dividends declared ($0.08/share)	-	-	-	(317,900)	-	-	(317,900)
Dividends paid ($0.36/share)	-	-	-	(1,415,200)	-	-	(1,415,200)
Net earnings	-	-	-	802,900	-	-	802,900
BALANCE—February 28, 2013	6,041,040	$1,208,200	$8,548,000	$15,194,700	2,080,228	$(11,499,100)	$13,451,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28 (29),

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$802,900	$1,420,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	114,200	118,100
Deferred income taxes	(12,600)	(22,700)
Provision for doubtful accounts and sales returns	1,508,700	874,800
Changes in assets and liabilities:
Accounts receivable	(1,352,800)	(1,373,500)
Inventories, net	118,300	201,100
Prepaid expenses and other assets	(117,300)	(6,200)
Accounts payable, accrued salaries and commissions, and other current liabilities	(128,900)	(469,000)
Income tax payable/receivable	(293,500)	40,400
Total adjustments	(163,900)	(637,000)
Net cash provided by operating activities	639,000	783,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securities	(180,300)	(250,000)
Purchases of property, plant and equipment	(29,300)	(76,100)
Net cash used in investing activities	(209,600)	(326,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(75,000)
Cash received from sale of treasury stock	221,100	223,600
Cash paid to acquire treasury stock	(56,700)	(214,300)
Borrowings under revolving credit agreement	2,185,000	250,000
Payments under revolving credit agreement	(1,185,000)	-
Dividends paid	(1,884,800)	(1,870,200)
Net cash used in financing activities	(720,400)	(1,685,900)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(291,000)	(1,228,100)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	760,100	1,988,200
CASH AND CASH EQUIVALENTS—END OF YEAR	$469,100	$760,100
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,300	$3,700
Cash paid for income taxes	$785,100	$839,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

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

Business Concentration—A significant portion of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $8.6 million for the year ended February 28, 2013 and $8.3 million for the year ended February 29, 2012.  Total inventory purchases for those same periods were approximately $11.3 million and $11.4 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Effective January 1, 2013, insurance coverage on our non-interest bearing cash balances reverted to $250,000 and our non-interest bearing cash balances exceed federally insured limits. The majority of payments due from banks for third party credit card transactions process within two business days.  These amounts due are classified as cash and cash equivalents.

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

 Management periodically reviews accounts receivable balances and, based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, estimates the portion, of the balance that will not be collected.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Recoveries of trade receivables previously written off are recorded when received.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2013 and February 29, 2012.

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

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in both fiscal years 2013 and 2012.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of February 28, 2013 and February 29, 2012.

Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $222,600 and $219,900 for the years ending February 28, 2013 and February 29, 2012, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,348,900 and $2,289,700 for the years ending February 28, 2013 and February 29, 2012, respectively.

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

The following reconciles the diluted earnings per share:

	Year Ended February 28 (29),
	2013	2012
Diluted Earnings Per Share:
Net earnings applicable to common shareholders	$802,900	$1,420,900

Shares:
Weighted average shares outstanding–basic	3,934,352	3,898,145
Assumed exercise of options	-	648

Weighted average shares outstanding–diluted	3,934,352	3,898,793

Diluted Earnings Per Share	$0.20	$0.36

There were no stock options for the fiscal year ended February 28, 2013 included in the diluted earnings per share calculation as they were all anti-dilutive.  At February 29, 2012 no options were excluded from the diluted earnings per share calculation.

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2013 and February 29, 2012.

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

2.        INVENTORIES

Inventories consist of the following:

	February 28 (29),
	2013	2012
Current:
Book inventory	$9,749,700	$9,879,000
Inventory valuation allowance	(25,000)	(25,000)
Inventories net–current	$9,724,700	$9,854,000

Noncurrent:
Book inventory	$934,000	$888,000
Inventory valuation allowance	(375,000)	(340,000)
Inventories net–noncurrent	$559,000	$548,000

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28 (29),
	2013	2012
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,287,900	2,258,600
Furniture and fixtures	74,100	74,100
	4,736,700	4,707,400
Less accumulated depreciation	(2,821,200)	(2,707,000)
	$1,915,500	$2,000,400

4.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 (29) are as follows:

	2013	2012
Current:
Deferred tax assets:
Allowance for doubtful accounts	$175,900	$173,600
Inventory overhead capitalization	77,800	78,500
Allowance for slow moving inventory	9,500	9,500
Allowance for sales returns	38,000	38,000
Accruals	80,200	80,200

Deferred tax assets	381,400	379,800

Noncurrent:
Deferred tax assets:
Allowance for slow moving inventory	$140,600	$129,200

Deferred tax assets	140,600	129,200

Deferred tax liabilities:
Property and equipment	(63,700)	(63,300)

Deferred tax liabilities	(63,700)	(63,300)

Deferred tax asset–Net	$76,900	$65,900

Management has determined that no valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is more likely than not that such assets are realizable.

The components of income tax expense are as follows:

	February 28 (29),
	2013	2012
Current:
Federal	$411,000	$737,500
State	80,700	142,000
	491,700	879,500
Deferred:
Federal	(10,600)	(19,100)
State	(2,000)	(3,600)
	(12,600)	(22,700)
Total income tax expense	$479,100	$856,800

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28 (29),
	2013	2012
Tax expense at federal statutory rate	$435,900	$774,400
State income tax–net of federal tax benefit	50,400	89,800
Other	(7,200)	(7,400)
Total income tax expense	$479,100	$856,800

We file our tax returns in the US and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2010. We are not currently the subject of any income tax examinations by any tax authorities.

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

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $67,500 and $74,400 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our Treasury stock shares.  Shares purchased for the 401(k) plan from Treasury stock amounted to 57,367 net shares and 41,689 net shares in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

6.	DEBT

We have a $2,500,000 revolving credit agreement, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 4.00%.  At February 28, 2013, the rate in effect was 4.00%, collateralized by substantially all of our assets and maturing on June 30, 2013.

We had $1,250,000 in borrowings outstanding on the above revolving credit agreement at February 28, 2013 and $250,000 in borrowings at February 29, 2012.  Available credit under the revolving credit agreement was $1,250,000 at February 28, 2013. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2013 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

7.        COMMITMENTS

At February 28, 2013, we had outstanding purchase commitments for inventory totaling approximately $3,128,200 and outstanding payment commitments for contracts related to custom sports stories totaling approximately $80,000.

Rent expense for the year ended February 28, 2013 was $81,000.  The following table provides a summary of our future lease obligations as of February 28, 2013:

	Total	2014	2015
Total lease payments due	$20,500	$11,500	$9,000

8.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 1992 Incentive Stock Option Plan (the “1992 Plan”) in June of 1992, which authorized us to grant up to 1,000,000 stock options.  The 1992 Plan expired in June of 2002 upon which the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 1992 Plan and 2002 Plan (collectively the “Incentive Plans”) vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2013 expire beginning in March 2014 through December 2019.

A summary of the status of our Incentive Plans as of February 28, 2013 and February 29, 2012, and changes during the years then ended is presented below:

	February 28, 2013		February 29, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Beginning of Year	16,000	$5.55	16,000	$5.55

Exercised/canceled	-	-	-	-

Outstanding at End of Year	16,000	$5.55	16,000	$5.55

All options outstanding are exercisable at February 28, 2013.

9.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2013 and February 29, 2012.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2013
First quarter	$6,594,600	$4,118,700	$350,200	$0.09	$0.09
Second quarter	5,464,400	3,024,200	138,200	0.04	0.04
Third quarter	7,864,400	4,813,200	525,700	0.13	0.13
Fourth quarter	5,564,100	3,037,200	(211,200)	(0.06)	(0.06)
Total year	$25,487,500	$14,993,300	$802,900	$0.20	$0.20

2012
First quarter	$6,264,400	$3,824,000	$300,200	$0.08	$0.08
Second quarter	5,437,100	3,036,700	126,200	0.03	0.03
Third quarter	8,690,400	5,283,600	724,900	0.19	0.19
Fourth quarter	5,881,400	3,580,000	269,600	0.06	0.06
Total year	$26,273,300	$15,724,300	$1,420,900	$0.36	$0.36

10.	BUSINESS SEGMENTS

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

Information by industry segment for the years ended February 28, 2013 and February 29, 2012 is set forth below:

	NET REVENUES

	2013	2012
Publishing	$10,811,600	$10,981,100
UBAM	$14,675,900	$15,292,200
Other	$-	$-
Total	$25,487,500	$26,273,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	2013	2012
Publishing	$3,457,900	$3,635,100
UBAM	$2,105,800	$2,582,500
Other	$(4,281,700)	$(3,939,900)
Total	$1,282,000	$2,277,700

11.	STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2013, we purchased 12,106 shares of common stock at an average price of $4.68 per share totaling approximately $56,700.  The maximum number of shares that may be repurchased in the future is 348,003.

12.      RECEIVABLE FROM CUSTOMER IN BANKRUPTCY

At February 28, 2013, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act").  It had been unable to secure further financing to satisfy the claims of its creditors.  At February 28, 2013, this receivable remains $364,500, of which, $340,000 is reserved.

13.      STOCK PURCHASE AGREEMENT

During fiscal year 2012, we signed a Stock Purchase Agreement to acquire an 11% position with Demibooks, Inc. for an initial investment of $250,000.  We have accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform, Composer, which is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We utilize the Composer platform to create proprietary interactive products. The Stock Purchase Agreement allowed for an additional $250,000 investment, of which we have invested an additional $180,300 during fiscal year 2013, resulting in a total position of 15.6%.  Our investment in Demibooks is subject to a high degree of risk because such securities are illiquid and the value of such securities could decline causing us to write-down or write-off the value of our investment, which would result in a negative impact to our earnings.

14.      FAIR VALUE MEASUREMENTS

The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly. If an asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for the asset or liability.

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $1,250,000 and $250,000 at February 28, 2013 and February 29, 2012, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

It was not practicable to estimate the fair value of an investment representing 15.6% of the issued common stock of an untraded company; that investment is carried at its original cost of $430,300 and $250,000 at February 28, 2013, and February 29, 2012, respectively.

There were no transfers among Level 1, Level 2 or Level 3 assets during the years ended February 28, 2013 and February 29, 2012.

15.      SUBSEQUENT EVENT

On March 22, 2013, we paid the previously declared $0.08 dividend per share to shareholders of record as of March 15, 2013.

******