Form 10-Q
period 2013-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2013-07-15
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Yes ☐        No  ☒

As of July 10, 2013, there were 3,983,128 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$357,600	$469,100
Accounts receivable, less allowance for doubtful accounts and sales returns $583,600 (May 31) and $571,900 (February 28)	3,258,500	3,419,100
Inventories—Net	9,382,100	9,724,700
Prepaid expenses and other assets	288,100	438,800
Income tax receivable	213,000	229,300
Deferred income taxes	353,100	381,400
Total current assets	13,852,400	14,662,400

INVENTORIES—Net	522,000	559,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,896,300	1,915,500

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	430,300	430,300

OTHER ASSETS	256,700	256,700
DEFERRED INCOME TAXES	83,300	76,900
TOTAL ASSETS	$17,041,000	$17,900,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,175,300	$1,862,100
Revolving credit agreement	425,000	1,250,000
Accrued salaries and commissions	551,100	439,300
Dividends payable	317,800	317,900
Other current liabilities	330,000	579,700
Total current liabilities	3,799,200	4,449,000

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 28) shares; Outstanding 3,972,584 (May 31) and 3,960,812 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,943,500	15,194,700
	24,699,700	24,950,900
Less treasury stock, at cost	(11,457,900)	(11,499,100)
	13,241,800	13,451,800
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,041,000	$17,900,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2013	2012

GROSS SALES	$8,929,200	$9,603,900
Less discounts and allowances	(3,131,800)	(3,228,500)
Transportation revenue	193,100	219,200
NET REVENUES	5,990,500	6,594,600
COST OF SALES	2,476,200	2,475,900
Gross margin	3,514,300	4,118,700

OPERATING EXPENSES:
Operating and selling	1,735,800	1,601,200
Sales commissions	1,159,600	1,366,500
General and administrative	518,700	591,600
	3,414,100	3,559,300

OTHER INCOME	4,600	2,500

EARNINGS BEFORE INCOME TAXES	104,800	561,900

INCOME TAXES	38,200	211,700

NET EARNINGS	$66,600	$350,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

DIVIDENDS PER SHARE	$0.08	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,967,517	3,918,280
Diluted	3,967,517	3,918,280

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	FOR THE THREE MONTHS ENDED MAY 31, 2013
	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2013	6,041,040	$1,208,200	$8,548,000	$15,194,700	2,080,228	$(11,499,100)	$13,451,800
Purchases of treasury stock	-	-	-	-	655	(2,400)	(2,400)
Sales of treasury stock	-	-	-	-	(12,427)	43,600	43,600
Dividends declared ($.08/share)	-	-	-	(317,800)	-	-	(317,800)
Net earnings	-	-	-	66,600	-	-	66,600
BALANCE— May 31, 2013	6,041,040	$1,208,200	$8,548,000	$14,943,500	2,068,456	$(11,457,900)	$13,241,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED MAY 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:	$999,100	$1,017,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securites	-	(82,800)
Purchases of property, plant and equipment	(8,900)	(16,500)

Net cash used in investing activities	(8,900)	(99,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(2,400)	(49,100)
Cash received from sales of treasury stock	43,600	55,100
Borrowings under revolving credit agreement	75,000	-
Payments under revolving credit agreement	(900,000)	-
Dividends paid	(317,900)	(469,600)

Net cash used in financing activities	(1,101,700)	(463,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,500)	454,600

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	469,100	760,100

CASH AND CASH EQUIVALENTS—END OF PERIOD	$357,600	$1,214,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,100	$2,600
Cash paid for income taxes	$366,400	$84,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three months ended May 31, 2013 and 2012, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2013 and 2012 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the Financial Statements and accompanying notes contained in our Annual Report to Shareholders for the Fiscal Year ended February 28, 2013.

Note 2 – Effective June 30, 2013, we signed a Fifteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2014.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2013, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

At May 31, 2013, we had $425,000 debt outstanding under this agreement. Available credit under the revolving credit agreement was $2,075,000 at May 31, 2013.   This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2014 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended May 31, 2013, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2013
	May 31,	February 28,
Current:
Book inventory	$9,408,600	$9,749,700
Inventory valuation allowance	(26,500)	(25,000)

Inventories net–current	$9,382,100	$9,724,700

Noncurrent:
Book inventory	$907,000	$934,000
Inventory valuation allowance	(385,000)	(375,000)

Inventories net–noncurrent	$522,000	$559,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.5 million and $2.5 million for the three months ended May 31, 2013 and 2012, respectively.  Total inventory purchases from all suppliers were approximately $2.1 million and $2.75 million for the three months ended May 31, 2013 and 2012, respectively.

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

Earnings Per Share:
	Three Months Ended May 31,
	2013	2012

Net earnings applicable to common shareholders	$66,600	$350,200

Shares:

Weighted average shares outstanding - basic	3,967,517	3,918,280
Assumed exercise of options	-	-

Weighted average shares outstanding - diluted	3,967,517	3,918,280

Basic Earnings Per Share	$0.02	$0.09
Diluted Earnings Per Share	$0.02	$0.09

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the current quarter of fiscal year 2013, we purchased 655 shares of common stock.  The maximum number of shares that can be repurchased in the future is 347,348.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Note 6 – Freight costs and handling costs incurred are included in operating and selling expenses and were $605,600 and $601,200 for the three months ended May 31, 2013 and 2012, respectively.

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

Information by industry segment for the three months ended May 31, 2013 and 2012 follows:

NET REVENUES
	Three Months Ended May 31,
	2013	2012
Publishing	$2,367,000	$2,306,800
UBAM	3,623,500	4,287,800
Other	-	-
Total	$5,990,500	$6,594,600

EARNINGS BEFORE INCOME TAXES
	Three Months Ended May 31,
	2013	2012
Publishing	$701,500	$775,000
UBAM	485,600	905,400
Other	(1,082,300)	(1,118,500)
Total	$104,800	$561,900

Note 8 – The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 – At February 28, 2013, we had a receivable in the amount of $364,500 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act"), as it had been unable to secure further financing to satisfy the claims of its creditors.  At May 31, 2013, this receivable remains $364,500, of which $340,000 is reserved.

Note 10 – During fiscal year 2012, we signed a Stock Purchase Agreement to acquire an 11% position with Demibooks, Inc. for an initial investment of $250,000.  We have accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform, Composer, which is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We utilize the Composer platform to create proprietary interactive products. The Stock Purchase Agreement allowed for an additional $250,000 investment, of which we invested an additional $180,300 during fiscal year 2013, resulting in a total position of 15.6%.  Our investment in Demibooks is subject to a high degree of risk because such securities are illiquid and the value of such securities could decline causing us to write-down or write-off the value of our investment, which would result in a negative impact to our earnings.

Note 11 – The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $425,000 and $1,250,000 at May 31, 2013 and February 28, 2013, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

It was not practicable to estimate the fair value of an investment representing 15.6% of the issued common stock of an untraded company; that investment is carried at its original cost of $430,300 at May 31, 2013 and February 28, 2013.

There were no transfers among Level 1, Level 2 or Level 3 assets during the periods ended May 31, 2013 and February 28, 2013.

Note 12 – On June 21, 2013, we paid the previously declared $0.08 dividend per share to shareholders of record as of June 14, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward Looking Statements

MD&A contains statements that are forward-looking and include numerous risks which you should carefully consider.  Additional risks and uncertainties can also materially and adversely affect our business.   You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  Our fiscal years end on February 28(29).

Overview

We operate two separate divisions, Publishing and Usborne Books and More (“UBAM”), to sell the Usborne and Kane Miller lines of children’s books.  These two divisions each have their own customer base.  The Publishing Division markets its products on a wholesale basis to various retail accounts.  The UBAM Division markets its products to individual consumers as well as school and public libraries.  We are in the process of implementing electronic publishing capabilities to enhance our existing products.

The following table shows consolidated statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended May 31,
	2013	2012
Net revenues	100.0%	100.0%
Cost of sales	41.3%	37.5%
Gross margin	58.7%	62.5%
Operating expenses:
Operating and selling	29.0%	24.3%
Sales commissions	19.3%	20.7%
General and administrative	8.7%	9.0%
Total operating expenses	57.0%	54.0%
Other income	0.1%	0.0%
Earnings before income taxes	1.8%	8.5%
Income taxes	0.6%	3.2%
Net earnings	1.2%	5.3%

Operating Results for the Three Months Ended May 31, 2013

We earned income before income taxes of $104,800 for the three months ended May 31, 2013 compared with $561,900 for the three months ended May 31, 2012.

Revenues

	For the Three Months Ended May 31,
	2013	2012	$ Change	% Change
Gross sales	$8,929,200	$9,603,900	$(674,700)	(7.0)
Less discounts and allowances	(3,131,800)	(3,228,500)	96,700	(3.0)
Transportation revenue	193,100	219,200	(26,100)	(11.9)
Net revenues	$5,990,500	$6,594,600	$(604,100)	(9.2)

The UBAM Division’s gross sales decreased $893,800 during the three-month period ending May 31, 2013 when compared with the same quarterly period a year ago.  This decrease resulted from decreases of 48% in fundraiser sales, 32% in direct sales, 16% in home party sales, 13% in school and library sales, and 3% in internet sales.

The decrease in fundraiser sales is attributed to a 41% decrease in the total number of orders and a 2% decrease in average order size.  The decrease in direct sales is attributed to an 18% decrease in the average order size and a 17% decrease in the total  number of orders.  The decrease in home party sales is attributed to a 14% decrease in the total number of orders and a 1% decrease in average order size.  The decrease in school and library sales is attributed to a 17% decrease in the total number of orders, offset by a 2% increase in average order size.  The decrease in internet sales is attributed to a 2% decrease in the total number of orders.

The Publishing Division’s gross sales increased $219,100 during the three-month period ending May 31, 2013 when compared with the same quarterly period a year ago.  We attribute this to a 4% increase in inside sales and a 2% increase in sales to smaller retail stores, offset by a 2% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $540,200 and $796,200 for the quarterly periods ended May 31, 2013 and 2012, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 13.6% and 16.3% of UBAM’s gross sales for the quarterly periods ended May 31, 2013 and 2012, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $2,591,600 and $2,432,300 for the quarterly periods ended May 31, 2013 and 2012, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.4% and 51.4% of Publishing’s gross sales for the respective quarterly periods ended May 31, 2013 and May 31, 2012.

Expenses

	For Three Months Ended May 31,
	2013	2012	$ Change	% Change
Cost of sales	$2,476,200	$2,475,900	$300	0.0
Operating and selling	1,735,800	1,601,200	134,600	8.4
Sales commissions	1,159,600	1,366,500	(206,900)	(15.1)
General and administrative	518,700	591,600	(72,900)	(12.3)
Total	$5,890,300	$6,035,200	$(144,900)	(2.4)

Cost of sales did not change for the three months ended May 31, 2013 when compared with the three months ended May 31, 2012.  Cost of sales as a percentage of gross sales were 27.7% and 25.8%, respectively, for each of the three month periods ended May 31, 2013 and May 31, 2012.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $291,400 in the quarter ended May 31, 2013 and $250,100 in the quarter ended May 31, 2012.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 19.4% for the quarter ended May 31, 2013 and 16.7% for the quarter ended May 31, 2012.

Sales commissions in the Publishing Division increased 7.7% to $72,400 for the three months ended May 31, 2013.  Publishing Division sales commissions are paid on net sales and were 3.1% of net sales for the quarter ended May 31, 2013 and 2.9% for the quarter ended May 31, 2012.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased 16.3% to $1,087,200 for the three months ended May 31, 2013, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions were 27.3% of gross sales for the three months ended May 31, 2013 and 26.7% of gross sales for the three months ended May 31, 2012.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 36.4% and 37.7% for the quarterly periods ended May 31, 2013 and 2012, respectively.  These rates are higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to repurchase outstanding shares of stock, pay dividends and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 655 shares at a cost of $2,400 during the year-to-date period ended May 31, 2013.

We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

For the year-to-date period ended May 31, 2013, we experienced a positive cash flow from operating activities of $999,100.  Cash flow from operating activities resulted primarily from net income after taxes of $66,600, an increase in certain current liabilities of $175,300, a decrease in accounts receivable of $160,600, a decrease in deferred income taxes of $21,900, a decrease in inventory of $379,600, a change in income taxes payable of $16,300, and a decrease in certain prepaid expenses and other current assets of $150,700.

We believe that in fiscal year 2014 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

Cash used in investing activities was $8,900 for the year-to-date period ended May 31, 2013.  This was for capital expenditures to upgrade our computer equipment, office facilities and warehouse lighting.    We estimate that total cash used in investing activities for fiscal year 2014 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment and property improvements.

For the year-to-date period ended May 31, 2013, cash used in financing activities was $1,101,700, resulting from payments under our revolving credit agreement of $900,000, dividend payments of $317,900 and the purchase of $2,400 of treasury stock, offset by borrowings under our revolving credit agreement of $75,000 and the sale of $43,600 of treasury stock.

As of May 31, 2013 we did not have any commitments in excess of one year.

Bank Credit Agreement

Effective June 30, 2013 we signed a Fifteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2014.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At May 31, 2013, the rate in effect was 4.00%. Borrowings are collateralized by substantially all the assets of the Company.

We had $425,000 in borrowings outstanding on the above revolving credit agreement at May 31, 2013 and $1,250,000 in borrowings outstanding at February 28, 2013.  Available credit under the revolving credit agreement was $2,075,000 at May 31, 2013.

This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2014 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 60.5% of net revenues for the year-to-date period ended May 31, 2013 and 65.0% for the year-to-date period ended May 31, 2012.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2013 and February 28, 2013.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $483,600 and $471,900 as of May 31, 2013 and February 28, 2013, respectively.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory. Noncurrent inventory balances, before valuation allowance, were $907,000 at May 31, 2013 and $934,000 at February 28, 2013.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $411,500 and $400,000 as of May 31, 2013 and February 28, 2013, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2013. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

Not required by smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1-31, 2013	0	N/A	0	348,003
April 1-30, 2013	0	N/A	0	348,003
May 1-31, 2013	655	$3.66	655	348,003
Total	655	$3.66	655	347,348
(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 347,348 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

By: /s/ Randall W. White
Date: July 15, 2013	Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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