Form 10-Q
period 2013-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2014-01-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 10, 2014, there were 3,974,302 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	November 30, 2013	February 28, 2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$461,300	$469,100
Accounts receivable, less allowance for doubtful accounts and sales returns of $574,100 (November 30) and $571,900 (February 28)	4,657,100	3,419,100
Inventories—Net	9,585,100	9,724,700
Prepaid expenses and other assets	253,200	438,800
Income tax receivable	-	229,300
Deferred income taxes	344,400	381,400
Total current assets	15,301,100	14,662,400

INVENTORIES—Net	400,200	559,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,887,800	1,915,500

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	430,300	430,300

OTHER ASSETS	256,700	256,700
DEFERRED INCOME TAXES	61,200	76,900
TOTAL ASSETS	$18,337,300	$17,900,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,574,400	$1,862,100
Line of credit, current portion	500,000	1,250,000
Accrued salaries and commissions	792,600	439,300
Income taxes payable	143,000	-
Dividends payable	316,900	317,900
Other current liabilities	839,700	579,700
Total current liabilities	5,166,600	4,449,000

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (November 30 and February 28) shares; Outstanding 3,961,412 (November 30) and 3,960,812 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,911,900	15,194,700
	24,668,100	24,950,900
Less treasury stock, at cost	(11,497,400)	(11,499,100)
Total shareholders' equity	13,170,700	13,451,800
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,337,300	$17,900,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

GROSS SALES	$12,360,600	$11,710,800	$30,802,800	$30,702,800
Less discounts and allowances	(4,195,000)	(4,129,800)	(11,317,500)	(11,455,600)
Transportation revenue	336,400	283,400	722,300	676,200
NET REVENUES	8,502,000	7,864,400	20,207,600	19,923,400
COST OF SALES	3,294,500	3,051,200	8,431,700	7,967,300
Gross margin	5,207,500	4,813,200	11,775,900	11,956,100

OPERATING EXPENSES:
Operating and selling	2,048,800	1,899,100	5,386,300	5,004,800
Sales commissions	1,741,900	1,582,700	3,767,700	3,759,200
General and administrative	495,500	480,100	1,516,000	1,560,800
Total operating expenses	4,286,200	3,961,900	10,670,000	10,324,800

OTHER INCOME (EXPENSE)	6,100	(6,900)	12,500	(5,800)

EARNINGS BEFORE INCOME TAXES	927,400	844,400	1,118,400	1,625,500

INCOME TAXES	379,600	318,700	447,600	611,400

NET EARNINGS	$547,800	$525,700	$670,800	$1,014,100

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.14	$0.13	$0.17	$0.26
Diluted	$0.14	$0.13	$0.17	$0.26

DIVIDENDS PER SHARE	$0.08	$0.12	$0.24	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,964,830	3,939,592	3,967,092	3,927,462
Diluted	3,964,830	3,939,592	3,967,092	3,927,462

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2013	6,041,040	$1,208,200	$8,548,000	$15,194,700	2,080,228	$(11,499,100)	$13,451,800
Purchases of treasury stock	-	-	-	-	43,349	(129,200)	(129,200)
Sales of treasury stock	-	-	-	-	(43,949)	130,900	130,900
Dividends declared ($.08/share)	-	-	-	(316,900)	-	-	(316,900)
Dividends paid ($.16/share)	-	-	-	(636,700)	-	-	(636,700)
Net earnings	-	-	-	670,800	-	-	670,800
BALANCE— November 30, 2013	6,041,040	$1,208,200	$8,548,000	$14,911,900	2,079,628	$(11,497,400)	$13,170,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:	$1,752,900	$884,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securities	-	(155,300)
Purchases of property, plant and equipment	(57,800)	(24,800)

Net cash used in investing activities	(57,800)	(180,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(129,200)	(54,200)
Cash received from sales of treasury stock	130,900	165,100
Borrowings under revolving credit agreement	1,250,000	1,435,000
Payments under revolving credit agreement	(2,000,000)	(1,185,000)
Dividends paid	(954,600)	(1,411,300)

Net cash used in financing activities	(1,702,900)	(1,050,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,800)	(345,800)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	469,100	760,100

CASH AND CASH EQUIVALENTS—END OF PERIOD	$461,300	$414,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$33,600	$18,100
Cash paid for income taxes	$16,700	$366,400

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The information shown with respect to the three and nine months ended November 30, 2013 and 2012, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2013 and 2012 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report to Shareholders for the fiscal year ended February 28, 2013.

Note 2 – Effective June 30, 2013, we signed a Fifteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2014.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At November 30, 2013, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

We had $500,000 in borrowings outstanding on the above revolving credit agreement at November 30, 2013 and $1,250,000 at February 28, 2013.  Available credit under the revolving credit agreement was $2,000,000 at November 30, 2013. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2014 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended November 30, 2013, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2013
	November 30,	February 28,
Current:
Book inventory	$9,610,100	$9,749,700
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$9,585,100	$9,724,700

Non-current:
Book inventory	$727,000	$934,000
Inventory valuation allowance	(326,800)	(375,000)

Inventories net–non-current	$400,200	$559,000

We occasionally purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These amounts are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.6 million and $1.9 million for the three months ended November 30, 2013 and 2012, respectively.  Total inventory purchases from all suppliers were approximately $3.2 million and $2.5 million for the three months ended November 30, 2013 and 2012, respectively.

For the nine-month period ended November 30, 2013 and 2012, respectively, purchases from this company were approximately $6.7 million and $7.0 million.  Total inventory purchases from all suppliers were approximately $8.7 million and $8.9 million for the nine-month period ended November 30, 2013 and 2012, respectively.

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

Earnings Per Share:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Net earnings applicable to common shareholders	$547,800	$525,700	$670,800	$1,014,100

Shares:

Weighted average shares outstanding - basic	3,964,830	3,939,592	3,967,092	3,927,462
Assumed exercise of options	-	-	-	-

Weighted average shares outstanding - diluted	3,964,830	3,939,592	3,967,092	3,927,462

Basic Earnings Per Share	$0.14	$0.13	$0.17	$0.26
Diluted Earnings Per Share	$0.14	$0.13	$0.17	$0.26

Stock options not considered above because they were antidilutive	11,000	16,000	11,000	16,000

In April 2008, our Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date. During the current quarter of fiscal year 2014, we purchased 26,451 shares of common stock.  The maximum number of shares that can be repurchased in the future is 304,654.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the nine-month periods ended November 30, 2013 and 2012.

Note 6 – Freight costs and handling costs incurred are included in operating and selling expenses and were $802,800 and $748,400 for the three months ended November 30, 2013 and 2012, respectively.  These costs were $1,949,300 and $1,818,000 for the nine-month period ended November 30, 2013 and 2012, respectively.

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

Information by industry segment for the three and nine-month periods ended November 30, 2013 and 2012 follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Publishing	$3,180,100	$2,969,800	$8,744,500	$8,406,700
UBAM	5,321,900	4,894,600	11,463,100	11,516,700
Other	-	-	-	-
Total	$8,502,000	$7,864,400	$20,207,600	$19,923,400

EARNINGS BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Publishing	$1,065,100	$1,015,800	$2,765,100	$2,805,200
UBAM	951,500	884,300	1,554,800	1,972,000
Other	(1,089,200)	(1,055,700)	(3,201,500)	(3,151,700)
Total	$927,400	$844,400	$1,118,400	$1,625,500

Note 8 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us.

Note 9 - At February 28, 2013, we had a receivable in the amount of $364,300 due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 ("Act"), as it had been unable to secure further financing to satisfy the claims of its creditors.  During this fiscal year, we received a payment towards this receivable in the amount of $44,800 representing 12% of the allowed amount of our general unsecured claim.  As of November 30, 2013, this receivable balance is $319,500 and is fully reserved.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $500,000 at November 30, 2013 and $1,250,000 at February 28, 2013. Management's estimates are based on the obligations' characteristics, including a floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

It was not practicable to estimate the fair value of an investment representing 15.6% of the issued common stock of an untraded company; that investment is carried at its original cost of $430,300 at November 30, 2013 and February 28, 2013.

There were no transfers among Level 1, Level 2 or Level 3 assets during the nine-month periods ended November 30, 2013 and February 28, 2013.

Note 12 – On December 20, 2013, we paid the previously declared $0.08 dividend per share to shareholders of record as of December 13, 2013.

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

The following table shows statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.8%	38.8%	41.7%	40.0%
Gross margin	61.2%	61.2%	58.3%	60.0%
Operating expenses:
Operating and selling	24.1%	24.2%	26.7%	25.1%
Sales commissions	20.5%	20.1%	18.6%	18.9%
General and administrative	5.8%	6.1%	7.5%	7.8%
Total operating expenses	50.4%	50.4%	52.8%	51.8%
Other income (expense)	0.1%	-0.1%	0.0%	0.0%
Earnings before income taxes	10.9%	10.7%	5.5%	8.2%
Income taxes	4.5%	4.0%	2.2%	3.1%
Net earnings	6.4%	6.7%	3.3%	5.1%

Operating Results for the Three Months Ended November 30, 2013

We earned income before income taxes of $927,400 for the three months ended November 30, 2013 compared with $844,400 for the three months ended November 30, 2012.

Revenues

	For the Three Months Ended November 30,
	2013	2012	$ Change	% Change
Gross sales	$12,360,600	$11,710,800	$649,800	5.5
Less discounts and allowances	(4,195,000)	(4,129,800)	(65,200)	1.6
Transportation revenue	336,400	283,400	53,000	18.7
Net revenues	$8,502,000	$7,864,400	$637,600	8.1

The UBAM Division’s gross sales increased $211,100 during the three-month period ending November 30, 2013 when compared with the same quarterly period a year ago.  This increase resulted from increases of 28% in internet sales, 10% in home party sales, and 5% in school and library sales, offset by decreases of 41% in fundraiser sales and 18% in direct sales.

The increase in internet sales is attributed to a 22% increase in the total number of orders and a 5% increase in order size.  The increase in home party sales is attributed to a 12% increase in the total number of orders, offset by a 1% decrease in average order size.  The increase in school and library sales is attributed to a 12% increase in the total number of orders.  The decrease in fundraiser sales is attributed to a 36% decrease in the total number of orders and an 8% decrease in average order size.  The decrease in direct sales is attributed to a 10% decrease in the average order size and a 9% decrease in the total number of orders.

The Publishing Division’s gross sales increased $438,700 during the three-month period ending November 30, 2013 when compared with the same quarterly period a year ago.  We attribute this to a 13% increase in sales to smaller retail stores, a 10% increase in inside sales and a 1% increase in sales to major national accounts.

The UBAM Division’s discounts and allowances were $773,300 and $935,400 for the quarterly periods ended November 30, 2013 and 2012, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 13.4% and 16.8% of UBAM’s gross sales for the quarterly periods ended November 30, 2013 and 2012, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $3,421,700 and $3,194,400 for the quarterly periods ended November 30, 2013 and 2012, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.9% of Publishing’s gross sales for the quarterly periods ended November 30, 2013 and November 30, 2012.

Expenses

	For the Three Months Ended November 30,
	2013	2012	$ Change	% Change
Cost of sales	$3,294,500	$3,051,200	$243,300	8.0
Operating and selling	2,048,800	1,899,100	149,700	7.9
Sales commissions	1,741,900	1,582,700	159,200	10.1
General and administrative	495,500	480,100	15,400	3.2
Total	$7,580,700	$7,013,100	$567,600	8.1

Cost of sales increased 8.0% for the three months ended November 30, 2013 when compared with the three months ended November 30, 2012.  Cost of sales as a percentage of gross sales were 26.7% and 26.1%, respectively, for each of the three-month periods ended November 30, 2013 and 2012, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $300,100 in the quarter ended November 30, 2013 and $274,200 in the quarter ended November 30, 2012.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 16.6% for the quarter ended November 30, 2013 and 16.2% for the quarter ended November 30, 2012.

Sales commissions in the Publishing Division increased 10.2% to $89,900 for the three months ended November 30, 2013.  Publishing Division sales commissions are paid on net sales and were 2.8% of net sales for the quarter ended November 30, 2013 and 2.7% for the quarter ended November 30, 2012.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 10.1% to $1,652,000 for the three months ended November 30, 2013, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 28.6% of gross sales for the three months ended November 30, 2013 and 27.0% of gross sales for the three months ended November 30, 2012.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales, and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.7% for the both quarterly periods ended November 30, 2013 and 2012.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes, which is partially offset by the Federal Indian Employment Credit.

Operating Results for the Nine-month period Ended November 30, 2013

We earned income before income taxes of $1,118,400 for the nine months ended November 30, 2013 compared with $1,625,500 for the nine-month period ended November 30, 2012.

Revenues

	For the Nine Months Ended November 30,
	2013	2012	$ Change	% Change
Gross sales	$30,802,800	$30,702,800	$100,000	0.3
Less discounts and allowances	(11,317,500)	(11,455,600)	138,100	(1.2)
Transportation revenue	722,300	676,200	46,100	6.8
Net revenues	$20,207,600	$19,923,400	$284,200	1.4

The UBAM Division’s gross sales decreased $712,600 during the nine-month period ending November 30, 2013 when compared with the same nine-month period a year ago.  This decrease resulted from decreases of 37% in fundraiser sales, 22% in direct sales, 3% in school and library sales, offset by an increase of 19% in internet sales and 2% in home party sales.

The decrease in fundraiser sales is attributed to a 30% decrease in the total number of orders and a 10% decrease in average order size.  The decrease in direct sales is attributed to a 13% decrease in the total number of orders and an 11% decrease in the average order size.  The decrease in school and library sales is attributed to a 2% decrease in the total number of orders and a 1% decrease in average order size.  The increase in internet sales is attributed to a 15% increase in the total number of orders and 3% increase in average order size.  The increase in home party sales is attributed to a 3% increase in the total number of orders, offset by a 1% decrease in average order size.

The Publishing Division’s gross sales increased $812,600 during the nine-month period ending November 30, 2013 when compared with the same nine-month period a year ago.  We attribute this to a 9% increase in sales to smaller retail stores and a 4% increase in inside sales, offset by a 1% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $1,834,300 and $2,447,500 for the nine-month periods ended November 30, 2013 and 2012, respectively.  The UBAM Division’s discounts and allowances were 14.6% and 18.4% of UBAM’s gross sales for the nine-month periods ended November 30, 2013 and 2012, respectively.

The Publishing Division’s discounts and allowances were $9,483,200 and $9,008,100 for the nine-month periods ended November 30, 2013 and 2012, respectively.  The Publishing Division’s discounts and allowances were 52.1% and 51.8% of Publishing’s gross sales for the respective nine-month periods ended November 30, 2013 and November 30, 2012.

Expenses

	For the Nine Months Ended November 30,
	2013	2012	$ Change	% Change
Cost of sales	$8,431,700	$7,967,300	$464,400	5.8
Operating and selling	5,386,300	5,004,800	381,500	7.6
Sales commissions	3,767,700	3,759,200	8,500	0.2
General and administrative	1,516,000	1,560,800	(44,800)	(2.9)
Total	$19,101,700	$18,292,100	$809,600	4.4

Cost of sales increased 5.8% for the nine-month period ended November 30, 2013 when compared with the nine months ended November 30, 2012.  Cost of sales as a percentage of gross sales were 27.4% and 25.9%, respectively, for each of the nine-month periods ended November 30, 2013 and November 30, 2012.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $872,300 in the nine-month period ended November 30, 2013 and $760,800 in the nine-month period ended November 30, 2012.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.5% for the nine-month period ended November 30, 2013 and 16.3% for the nine-month period ended November 30, 2012.

Sales commissions in the Publishing Division increased 8.7% to $251,500 for the nine months ended November 30, 2013.  Publishing Division sales commissions are paid on net sales and were 2.9% of net sales for the nine-month period ended November 30, 2013 and 2.8% for the nine-month period ended November 30, 2012.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our “house accounts,” which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division decreased slightly to $3,516,200 for the nine-month period ended November 30, 2013 from $3,527,800 for the same period a year ago, primarily due to the decrease in net sales for the same period.  UBAM Division sales commissions were 27.9% of gross sales for the nine months ended November 30, 2013 and 26.5% of gross sales for the nine months ended November 30, 2012.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.4% and 37.6% for the nine-month periods ended November 30, 2013 and 2012, respectively.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes, which is partially offset by the Federal Indian Employment Credit.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to pay dividends, repurchase outstanding shares of stock, and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 43,349 shares at a cost of $129,200 during the nine-month period ended November 30, 2013.

We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

For the nine-month period ended November 30, 2013, we experienced a positive cash flow from operating activities of $1,752,900.  Cash flow from operating activities resulted primarily from an increase in certain current liabilities of $1,325,600, net income after taxes of $670,800, an increase in income taxes payable of $372,300, an decrease in inventory of $298,400, a decrease in certain prepaid expenses and other current assets of $185,600, and a decrease in deferred income taxes of $52,700.  These were offset by an increase in accounts receivable of $1,238,000.

We believe that in fiscal year 2014 we will experience a positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

 Cash used in investing activities was $57,800 for the nine-month period ended November 30, 2013.  This was for capital expenditures to replace our stock-picking forklift, upgrade our computer equipment, office facilities and equipment, and warehouse lighting and shelving.    We estimate that total cash used in investing activities for fiscal year 2014 will be less than $250,000.  This would consist of software and hardware enhancements to our existing data processing equipment and property improvements.

For the nine-month period ended November 30, 2013, cash used in financing activities was $1,702,900, resulting from payments under our revolving credit agreement of $2,000,000, dividend payments of $954,600 and the purchase of $129,200 of treasury stock, offset by borrowings under our revolving credit agreement of $1,250,000 and the sale of $130,900 of treasury stock.

Effective June 30, 2013, we signed a Fifteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $2,500,000 line of credit through June 30, 2014.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At November 30, 2013, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

We had $500,000 in borrowings outstanding on the above revolving credit agreement at November 30, 2013 and at $1,250,000 February 28, 2013.  Available credit under the revolving credit agreement was $2,000,000 at November 30, 2013. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2014 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.  For the quarter ended November 30, 2013, we had no letters of credit outstanding.

As of November 30, 2013 we did not have any commitments in excess of one year.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 56.7% of net revenues for the nine-month period ended November 30, 2013 and 57.8% for the nine-month period ended November 30, 2012.  The provisions of the Accounting Standards Codification 605 "Revenue Recognition” (ASC 605) have been applied, and as a result, a reserve is provided for estimated future sales returns.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2013 and February 28, 2013.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $474,100 as of November 30, 2013 and $471,900 February 28, 2013.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to occasionally purchasing book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $727,000 at November 30, 2013 and $934,000 at February 28, 2013.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $351,800 and $400,000 as of November 30, 2013 and February 28, 2013, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2013. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

September 1 - 30, 2013	20,746	$2.66	20,746	310,359
October 1 - 31, 2013	0	N/A	0	310,359
November 1 - 30, 2013	5,705	$2.88	5,705	304,654
Total	26,451	$2.71	26,451

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 304,654 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 14, 2014	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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