Form 10-K
period 2014-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2014-05-28
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes ☐                                                         No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2013, on the NASDAQ Stock Market, LLC was $12,188,600.

As of May 23, 2014, 3,989,126 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2014 relating to our Annual Meeting of Shareholders to be held on July 17, 2014 are incorporated by reference into Part III of this Report on Form 10-K.

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

We also own Kane Miller Book Publishers; award-winning publishers of International children’s books.

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

(b)  Financial Information about Industry Segments

While selling children’s books is our only line of business, we sell them through two divisions:

•
Home Business Division (“Usborne Books & More” or “UBAM”) - This division distributes books nationwide through independent consultants, who hold book showings in individual homes, and through social media, book fairs, direct sales and Internet sales.  The UBAM consultants also distribute these titles to school and public libraries.

•
Publishing Division (“EDC Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2014	2013
UBAM	58%	58%
Publishing	42%	42%
Total revenues	100%	100%

(c)  Narrative Description of Business

Products
As the sole United States trade publisher of the Usborne line of books, we offer over 1,500 different titles.  Many are interactive in nature, including our Touchy-Feely board books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books.  The majority of the titles published by Kane Miller Book Publishers originally were published in other countries in their native languages.

We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Usborne websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 5,900 consultants in 50 states at February 28, 2014.

EDC Publishing markets through commissioned trade representatives who call on book, toy, and specialty stores along with other retail outlets. We also do in-house marketing by telephone to these potential customers.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders, totaling 26% of the Publishing division’s net sales, have been received from major book chains.

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

Employees
As of April 1, 2014, 74 full-time employees worked at our Tulsa and San Diego facilities; about 40% of those are in the distribution warehouse.  We believe our relations with our employees are good.

Company Reports
Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our Internet website at www.edcpub.com.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

We are located at 10302 E. 55th Pl., Tulsa, Oklahoma.  These facilities are owned by us and contain approximately 105,000 square feet of office and warehouse space.  All product distributions are made from this warehouse.  We believe that our operating facility meets both present and future capacity needs.  We also lease a small office in San Diego, California which houses Kane Miller Book Publishers.

Item 3.     LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.     MINE SAFETY DISCLOSURES

None

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on the NASDAQ Stock Market, LLC (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2014 and 2013, as reported by the National Association of Securities Dealers, Inc., were as follows:

	2014		2013
Period	High	Low	High	Low
1st Qtr	3.95	3.45	5.00	4.25
2nd Qtr	3.58	3.04	4.64	3.85
3rd Qtr	3.11	2.49	4.13	3.79
4th Qtr	3.89	2.89	4.12	3.80

The number of shareholders of record of EDC's common stock at February 28, 2014 was 620.

During fiscal year 2014, we paid quarterly dividends totaling $0.32 per share as follows:  $0.08 per share dividend on March 22, 2013, $0.08 per share dividend on June 21, 2013, $0.08 per share dividend on September 20, 2013, and $0.08 per share dividend on December 20, 2013.   An additional $0.08 per share dividend was declared on February 28, 2014 and was paid during fiscal year 2015 to shareholders of record on March 14, 2014.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2013	-	$-	-	304,654
January 1 - 31, 2014	-	$-	-	304,654
February 1 - 28, 2014	-	$-	-	304,654
Total	-	$-	-

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

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

Management Summary

Educational Development Corporation is the sole distributor in the United States of the Usborne line of children’s books and is the owner of Kane Miller Book Publishers.  We operate two separate divisions, EDC Publishing and Usborne Books & More (“UBAM”), to sell these books.  Our Corporate headquarters, including the distribution facility for both divisions, is located in Tulsa, Oklahoma.

These two divisions each have their own customer base.  EDC Publishing markets its products on a wholesale basis to various retail accounts.  UBAM markets its products to individual consumers as well as to school and public libraries through direct-selling consultants.

Publishing Division

EDC Publishing operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned inside sales group located in our headquarters.  The Vice President of the Publishing division manages sales to the national chain customers.

Publishing Division Sales by Market Type

	FY 2014	FY 2013
National chain stores	26%	28%
All other	74%	72%
Total net sales	100%	100%

EDC Publishing uses a variety of methods to attract potential new customers and maintain current customers.  Company personnel attend many of the national trade shows held by the book selling industry each year, allowing us to make contact with potential buyers who may be unfamiliar with our books.  We actively target the national chains through joint promotional efforts and institutional advertising in trade publications.  The Publishing division also participates with certain customers in a cooperative advertising allowance program, under which we pay back up to 2% of the net sales to that customer.  Our products are then featured in promotions, such as catalogs, offered by the vendor.  We may also acquire, for a fee, an end cap position in a bookstore (our products are placed on the end of a shelf), which in the publishing industry is considered an advantageous location in the bookstore.

EDC Publishing’s in-house telesales group targets the smaller independent book and gift store market.  Our semi-annual, full-color, 160-page catalogs, are mailed to over 5,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

	FY 2014	FY 2013
Net Revenues	$10,968,400	$10,811,600

Publishing division’s net revenues increased $156,800 in fiscal year 2014 from fiscal year 2013, or 1.5%.  Net revenues were up 10.2% for smaller retail stores and 3.0% for inside sales, offset by a decrease of 5.3% for national chain stores.

Usborne Books & More (“UBAM”) Division

UBAM is a multi-level direct selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as school and public libraries.  Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.

 An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants recruit new sales consultants.  UBAM makes it easy to recruit by providing low-cost signing kits. UBAM provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

Consultants During Year

	FY 2014	FY 2013
New Sales Representatives	4,000	2,700
Active Sales Representatives End of Fiscal Year	5,900	4,700

The UBAM division presently has six levels of sales representatives:

•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

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

Percent of Net Revenues by UBAM Marketing Program
	FY 2014	FY 2013
Home Shows	28%	27%
Direct Sales	2%	2%
School & Library	43%	46%
Internet	15%	12%
Fund Raisers	3%	5%
Transportation Revenues	9%	8%
Totals	100%	100%

Number of Orders by UBAM Marketing Program
	FY 2014	FY 2013
Home Shows	18,300	17,100
Direct Sales	2,800	3,100
School & Library	11,000	11,000
Internet	43,200	33,800
Fund Raisers	1,000	1,400
	76,300	66,400

Net revenues, after commissions, from home shows increased 3% or $76,400 during fiscal year 2014.  This was primarily due to 8% more orders placed during the period offset by a 4% decrease in average order size.  Consultants contact individuals (“hostesses”) to hold book shows in their homes or via social media.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues, after commissions, from direct sales decreased 22% or $47,700 during fiscal year 2014.  This resulted from a 12% decrease in both the number of orders placed during the year and in the average order size.  Direct sales are sales without a hostess being involved.

The UBAM division offers many promotions (customer specials) throughout the year.  These promotions offer the customer the opportunity to purchase selected items at a discount if the customer meets the defined criteria.  The discounts under these promotions are recorded in discounts and allowances.

The school and library marketing program, after commissions, including book fairs, decreased 1% or $57,800 during fiscal year 2014, primarily due to a per-order average decrease of 2%.

School and library sales are restricted to consultants who have received additional, specialized training which allows them to sell to schools and libraries.  The UBAM consultant is the only source that a library or school has for most of our titles.  They are not available through school supply distribution companies.

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

Internet sales, after commissions, were up 34% or $406,200 during fiscal year 2014.  This resulted from a 28% increase in the number of orders placed during the year and a 3% increase in average order size.  Consultants utilize in-house-developed and hosted web sites in their businesses for a nominal annual fee.  They can customize the web sites to their own particular needs or they can maintain the generic site.  Orders are transmitted to us through a shopping cart arrangement and the consultant receives sales credit and commission on the sales.

Our fund-raising program, after commissions, Cards for a Cause, decreased 34% or $167,500 in sales over the prior year.  This resulted from a 29% decrease in the number of orders placed during the year and an 8% decrease in average order size.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support themselves and their related causes.

Transportation revenues increased 12% or $95,400 during fiscal year 2014.  Transportation revenues are based on order sales, with minimums per order depending on order type.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

While there are many direct sales companies, UBAM continues to be the only such company in the United States exclusively selling books.  We believe this is a fertile market with opportunities for growth.  The keys to future growth in the UBAM division are recruiting and retaining consultants.

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We can continue to grow with minimal additional capital requirements.  Our primary source of cash is generated from our operations.  Outside of cash used in operating activities, generally our primary uses of cash are to pay dividends and acquire treasury stock.  During fiscal year 2014, we utilized our bank credit facility to meet some short-term cash requirements.  At fiscal year end, our bank credit facility loan balance was $0.

We expect our ongoing cash flow to continue to exceed cash required to operate the business.  As such, we expect our short-term borrowings to be limited during fiscal year 2015.

During fiscal year 2014, we experienced a positive cash flow from our operations of $2,765,100.  Cash flow from net earnings of $357,600 was increased due to the provision for doubtful accounts and sales returns of $978,000, an increase in current liabilities of $835,700, the impairment of our  investment in nonmarketable equity securities of $430,300, a $370,200 increase in net income tax payable, a $165,900 decrease in prepaid expenses and other assets, a decrease in deferred income taxes of $127,600, and depreciation expense of $115,400, offset by an increase in accounts receivable of $559,700, and an increase in inventories of $55,900.

Cash used in investing activities was $77,500 for capital expenditures.  We estimate that cash used in investing activities for fiscal year 2015 will be less than $250,000.  This would consist of property improvements, software and hardware enhancements to our existing data processing equipment, and additional warehouse equipment.

Cash used in financing activities was $2,476,700 which was primarily due to $2,500,000 in payments under our revolving credit agreement, dividend payments of $1,271,500, and $129,200 paid to acquire treasury stock.  These were offset by cash received of $1,250,000 from borrowings under our revolving credit agreement and $174,000 from the sale of treasury stock.  In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2014 and 2013, we declared dividends equal to 356% and 216%, respectively, of net income after taxes.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2014	FY 2013
Net revenues	100.0%	100.0%
Cost of sales	40.3%	41.2%
Gross margin	59.7%	58.8%
Operating expenses:
Operating and selling	27.8%	26.3%
Sales commissions	18.9%	18.7%
General and administrative	8.1%	9.0%
Total operating expenses	54.8%	54.0%
Other income (expense)	(1.5%)	0.2%
Earnings before income taxes	3.4%	5.0%
Income taxes	2.0%	1.9%
Net earnings	1.4%	3.1%

Fiscal Year 2014 Compared with Fiscal Year 2013

The following presents an overview of our results of operations for years ended February 28, 2014 and 2013.  We had earnings before income taxes of $873,500 for fiscal year 2014 compared with $1,282,000 for fiscal year 2013.

Revenues

	FY 2014	FY 2013	$ Change
Gross sales	$40,558,000	$39,215,300	$1,342,700
Less discounts & allowances	(15,414,200)	(14,585,800)	(828,400)
Transportation revenue	953,200	858,000	95,200
Net revenues	$26,097,000	$25,487,500	$609,500

UBAM’s gross sales increased 5.2% or $865,200 during fiscal year 2014 when compared with fiscal year 2013.  This increase is attributable to an increase in home party and internet markets, offset by lower sales in fund raisers, school and library/book fair and direct sales. The overall number of orders was up 15% due to increases in internet and home show orders, offset by decreases in the number of fund raisers and direct sales. Average sales per order for this division were down 10%.

EDC Publishing’s gross sales increased 2.1% or $477,500 during fiscal year 2014 when compared with fiscal year 2013.  Sales increased by 38% to smaller retail stores and 17% by inside sales, offset by a decrease in sales to national chain stores of 35%.

UBAM’s discounts and allowances were $3,414,200 in fiscal year 2014 and $2,906,300 in fiscal year 2013.  Most sales by UBAM are at retail.  As a part of UBAM’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM division will vary from year to year depending upon the marketing programs in place during any given year.  UBAM’s discounts and allowances were 19.4% of UBAM’s gross sales in fiscal year 2014 and 17.3% in fiscal year 2013.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM division due to the different customer markets that each division targets.  The Publishing division’s discounts and allowances were $12,000,000 in fiscal year 2014 and $11,679,500 in fiscal year 2013.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.3% of their gross sales in fiscal year 2014 and 52.0% in fiscal year 2013.

Transportation revenues increased $95,200 in fiscal year 2014, primarily due to the increase in UBAM gross sales during the year.

Expenses

	FY 2014	FY 2013	$ Change
Cost of sales	$10,523,500	$10,494,200	$29,300
Operating and selling	7,258,500	6,714,600	543,900
Sales commissions	4,939,800	4,764,900	174,900
General and administrative	2,123,500	2,285,700	(162,200)
Total	$24,845,300	$24,259,400	$585,900

Cost of sales increased 0.3% in fiscal year 2014 when compared with fiscal year 2013.  Our cost of products is 25% to 28% of the gross sales price, depending upon the product.  In comparing the percentage change in gross sales with the percentage change in cost of goods, consideration must be given to the mix of products sold.  Approximately 79% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.

Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges).  Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,133,100 in fiscal year 2014 and $1,019,200 in fiscal year 2013.  When comparing our gross margins with the gross margins of other companies, note that we do not include the costs of our distribution network in our cost of sales.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing and UBAM divisions, along with the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 17.9% for fiscal year 2014 and 17.1% for fiscal year 2013.

Sales commissions for EDC Publishing increased $27,200 for the fiscal year ended 2014.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.  Publishing division sales commissions are paid on net sales and were 2.9% for fiscal year 2014 and 2.7% for fiscal year 2013.

Sales commissions for UBAM increased $147,700.  UBAM division sales commissions are paid based on the retail price of non-promotional products sold and were 26.2% of gross sales for fiscal year 2014 and 26.7% for fiscal year 2013. The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The increase in sales commissions is the result of higher gross sales in the UBAM division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses as a percentage of gross sales were 5.2% for fiscal year 2014 and 5.8% for fiscal year 2013.

The tax provision for fiscal year 2014 was $515,900.  The effective rate for fiscal year 2014 was 59.1% and for fiscal year 2013 was 37.4%.  Our effective tax rate is higher than the Federal statutory rate due to state income and franchise taxes and a fully-reserved capital loss carry forward, which we do not reasonably expect to deduct for income tax purposes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in both fiscal years 2014 and 2013.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.  Management has estimated and included a reserve for sales returns of $100,000 for the years ended February 28, 2014 and 2013.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated an allowance for doubtful accounts of $233,900 and $471,900 as of February 28, 2014 and 2013, respectively.

Inventory

Management continually estimates and calculates the amount of noncurrent inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $824,000 and $934,000 at February 28, 2014 and 2013, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $378,800 and $400,000 as of February 28, 2014 and
2013, respectively.

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

The information required by this Item 8 begins at page 22.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2014. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 17, 2014.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption "Executive Officers" as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 17, 2014.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 17, 2014.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 17, 2014.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.   PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 17, 2014.

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

3.3	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-4957).

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

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Thirteenth Amendment dated June 30, 2011 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Fourteenth Amendment dated June 30, 2012 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Fifteenth Amendment dated June 30, 2013 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:           May 28, 2014                           By     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:           May 28, 2014                                     /s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

May 28, 2014                                     /s/ John A. Clerico
John A. Clerico, Director

May 28, 2014                                     /s/ Ronald McDaniel
Ronald McDaniel, Director

May 28, 2014                                     /s/ Kara Gae Neal
Kara Gae Neal, Director

May 28, 2014                                     /s/ Betsy Rickert
Betsy Rickert, Director

May 28, 2014                                     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2014 and 2013, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 28, 2014

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28,

	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$680,000	$469,100
Accounts receivable, less allowance for doubtful accounts and sales returns $333,900 (2014) and $571,900 (2013)	3,000,800	3,419,100
Inventories—Net	9,869,400	9,724,700
Prepaid expenses and other assets	262,200	438,800
Income tax receivable	-	229,300
Deferred income taxes	259,300	381,400
Total current assets	14,071,700	14,662,400

INVENTORIES—Net	470,200	559,000

PROPERTY, PLANT AND EQUIPMENT—Net	1,877,600	1,915,500

INVESTMENT IN NONMARKETABLE EQUITY SECURITIES	-	430,300

OTHER ASSETS	267,400	256,700

DEFERRED INCOME TAXES	71,400	76,900

TOTAL ASSETS	$16,758,300	$17,900,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,543,700	$1,862,100
Line of credit	-	1,250,000
Accrued salaries and commissions	514,900	439,300
Income taxes payable	140,900	-
Dividends payable	318,200	317,900
Other current liabilities	658,200	579,700
Total current liabilities	4,175,900	4,449,000

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 Outstanding 3,977,943 (2014) and 3,960,812 (2013) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,280,500	15,194,700
	24,036,700	24,950,900
Less treasury stock, at cost	(11,454,300)	(11,499,100)
Total shareholders' equity	12,582,400	13,451,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,758,300	$17,900,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28,

	2014	2013

GROSS SALES	$40,558,000	$39,215,300
Less discounts and allowances	(15,414,200)	(14,585,800)
Transportation revenue	953,200	858,000
NET REVENUES	26,097,000	25,487,500
COST OF SALES	10,523,500	10,494,200
Gross margin	15,573,500	14,993,300

OPERATING EXPENSES:
Operating and selling	7,258,500	6,714,600
Sales commissions	4,939,800	4,764,900
General and administrative	2,123,500	2,285,700
Total operating expenses	14,321,800	13,765,200

OTHER INCOME (EXPENSE)	(378,200)	53,900

EARNINGS BEFORE INCOME TAXES	873,500	1,282,000

INCOME TAXES	515,900	479,100
NET EARNINGS	$357,600	$802,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.09	$0.20
Diluted	$0.09	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	3,968,214	3,934,352
Diluted	3,968,214	3,934,352
Dividends per share	$0.32	$0.44

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2012	6,041,040	$1,208,200	$8,548,000	$16,124,900	2,127,857	$(11,663,500)	$14,217,600
Purchases of treasury stock	-	-	-	-	12,106	(56,700)	(56,700)
Sales of treasury stock	-	-	-	-	(59,735)	221,100	221,100
Dividends declared ($0.08/share)	-	-	-	(317,900)	-	-	(317,900)
Dividends paid ($0.36/share)	-	-	-	(1,415,200)	-	-	(1,415,200)
Net earnings	-	-	-	802,900	-	-	802,900
BALANCE—February 28, 2013	6,041,040	$1,208,200	$8,548,000	$15,194,700	2,080,228	$(11,499,100)	$13,451,800
Purchases of treasury stock	-	-	-	-	43,349	(129,200)	(129,200)
Sales of treasury stock	-	-	-	-	(60,480)	174,000	174,000
Dividends declared ($0.08/share)	-	-	-	(318,200)	-	-	(318,200)
Dividends paid ($0.24/share)	-	-	-	(953,600)	-	-	(953,600)
Net earnings	-	-	-	357,600	-	-	357,600
BALANCE—February 28, 2014	6,041,040	$1,208,200	$8,548,000	$14,280,500	2,063,097	$(11,454,300)	$12,582,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$357,600	$802,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of investment in nonmarketable equity securities	430,300	-
Depreciation	115,400	114,200
Deferred income taxes	127,600	(12,600)
Provision for doubtful accounts and sales returns	978,000	1,508,700
Changes in assets and liabilities:
Accounts receivable	(559,700)	(1,352,800)
Inventories, net	(55,900)	118,300
Prepaid expenses and other assets	165,900	(117,300)
Accounts payable, accrued salaries and commissions, and other current liabilities	835,700	(128,900)
Income tax payable/receivable	370,200	(293,500)
Total adjustments	2,407,500	(163,900)
Net cash provided by operating activities	2,765,100	639,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonmarketable equity securities	-	(180,300)
Purchases of property, plant and equipment	(77,500)	(29,300)
Net cash used in investing activities	(77,500)	(209,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of treasury stock	174,000	221,100
Cash paid to acquire treasury stock	(129,200)	(56,700)
Borrowings under revolving credit agreement	1,250,000	2,185,000
Payments under revolving credit agreement	(2,500,000)	(1,185,000)
Dividends paid	(1,271,500)	(1,884,800)
Net cash used in financing activities	(2,476,700)	(720,400)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,900	(291,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	469,100	760,100
CASH AND CASH EQUIVALENTS—END OF YEAR	$680,000	$469,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,500	$24,300
Cash paid for income taxes	$11,000	$785,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we”, “our”, or “the Company”) distributes books and publications through our EDC Publishing and Usborne Books & More (“UBAM”) divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the sole U.S. distributor of books and related items, which are published by an England-based publishing company, Usborne, our primary supplier.  We are also in the direct publishing market through our ownership of Kane Miller Book Publishers.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $9.0 million and $8.6 million for the years ended February 28, 2014 and 2013, respectively.  Total inventory purchases for those same periods were approximately $11.4 million and $11.3 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.  Insurance coverage on our non-interest bearing cash balances was limited to $250,000 and our non-interest bearing cash balances exceed federally insured limits. The majority of payments due from banks for third party credit card transactions process within two business days.  These amounts due are classified as cash and cash equivalents.  Cash and cash equivalents includes demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.

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

Management periodically reviews accounts receivable balances and, based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, estimates the portion of the balance that will not be collected.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2014 and 2013.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 years

Income Taxes—We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that are “more likely than not” to be realized.

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM division’s sales are paid at the time the product is shipped.  These sales accounted for 58% of net revenues in both fiscal years 2014 and 2013.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of February 28, 2014 and 2013.

Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $348,600 and $222,600 for the years ending February 28, 2014 and 2013, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $2,595,800 and $2,348,900 for the years ending February 28, 2014 and 2013, respectively.

Earnings per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options.  In computing Diluted EPS, we have utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.

	Year Ended February 28,
	2014	2013
Earnings Per Share:
Net earnings applicable to common shareholders	$357,600	$802,900

Shares:
Weighted average shares outstanding–basic	3,968,214	3,934,352
Assumed exercise of options	-	-

Weighted average shares outstanding–diluted	3,968,214	3,934,352

Basic Earnings Per Share	$0.09	$0.20

Diluted Earnings Per Share	$0.09	$0.20

Stock options not considered above because they were antidilutive	11,000	16,000

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2014 and 2013.

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

2.        INVENTORIES

Inventories consist of the following:

	February 28,
	2014	2013
Current:
Book inventory	$9,894,400	$9,749,700
Inventory valuation allowance	(25,000)	(25,000)
Inventories net–current	$9,869,400	$9,724,700

Noncurrent:
Book inventory	$824,000	$934,000
Inventory valuation allowance	(353,800)	(375,000)
Inventories net–noncurrent	$470,200	$559,000

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2014	2013
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,363,800	2,287,900
Furniture and fixtures	75,700	74,100
	4,814,200	4,736,700
Less accumulated depreciation	(2,936,600)	(2,821,200)
	$1,877,600	$1,915,500

4.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 are as follows:

	2014	2013
Current:
Deferred tax assets:
Allowance for doubtful accounts	$58,500	$175,900
Inventory overhead capitalization	79,000	77,800
Inventory valuation allowance	9,500	9,500
Allowance for sales returns	38,000	38,000
Accruals	74,300	80,200

Deferred tax assets-current	259,300	381,400

Noncurrent:
Deferred tax assets:
Inventory valuation allowance	$134,400	$140,600
Capital loss carryforward	163,600	-
Subtotal deferred tax assets	298,000	140,600
Less valuation allowance	(163,600)
Total net deferred tax assets	134,400	140,600

Deferred tax liabilities:
Property and equipment	(63,000)	(63,700)

Deferred tax liabilities	(63,000)	(63,700)

Net deferred tax asset-noncurrent	$71,400	$76,900

Management has assessed the evidence to estimate whether sufficient future capital gains will be generated to utilize the existing capital loss carryforward. As no current expectation of capital gains exists, Management has objectively determined that a valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is “more likely than not” that such assets are unrealizable.

The amount of the deferred tax asset considered realizable, however, could be adjusted if future capital gains are generated during the carryforward period.  Management has determined that no valuation allowance is necessary to reduce the carrying value of other deferred tax assets as it is “more likely than not” that such assets are realizable.

The components of income tax expense are as follows:

	February 28,
	2014	2013
Current:
Federal	$299,000	$411,000
State	89,300	80,700
	388,300	491,700
Deferred:
Federal	133,200	(10,600)
State	(5,600)	(2,000)
	127,600	(12,600)
Total income tax expense	$515,900	$479,100

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,
	2014	2013
Tax expense at federal statutory rate	$297,000	$435,900
State income tax–net of federal tax benefit	70,100	50,400
Change in capital loss valuation allowance	163,600	-
Other	(14,800)	(7,200)
Total income tax expense	$515,900	$479,100

We file our tax returns in the U.S. and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2011. We are currently the subject of an income tax examination for fiscal year 2012 by the IRS.

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

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $57,100 and $67,500 in the fiscal years ended February 28, 2014 and 2013, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our Treasury stock shares.  Shares purchased for the 401(k) plan from Treasury stock amounted to 60,480 net shares and 57,367 net shares in the fiscal years ended February 28, 2014 and 2013, respectively.

6.	DEBT

We have a $2,500,000 revolving credit agreement, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 4.00%.  At February 28, 2014, the rate in effect was 4.00%.  The revolving credit agreement is collateralized by substantially all of our assets and matures on June 30, 2014.

We had no borrowings outstanding on the above revolving credit agreement at February 28, 2014 and $1,250,000 in borrowings outstanding at February 28, 2013.  Available credit under the revolving credit agreement was $2,500,000 at February 28, 2014. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2014 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

7.        COMMITMENTS

At February 28, 2014, we had outstanding purchase commitments for inventory totaling approximately $5,270,800.

Rent expense for the year ended February 28, 2014 was $57,200.  As of February 28, 2014, we did not have any lease commitments in excess of one year.

8.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under 2002 Incentive Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2014 expire beginning in March 2014 through December 2019.

A summary of the status of our Incentive Plans as of February 28, 2014 and 2013, and changes during the years then ended is presented below:

	February 28,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at
Beginning of Year	16,000	$5.55	16,000	$5.55

Exercised/canceled	(5,000)	(5.25)	-	-

Outstanding at End of Year	11,000	$5.68	16,000	$5.55

All options outstanding are exercisable at February 28, 2014.

9.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2014 and 2013.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2014
First quarter	$5,990,500	$3,514,300	$66,600	$0.02	$0.02
Second quarter	5,715,100	3,054,100	56,400	0.01	0.01
Third quarter	8,502,000	5,207,500	547,800	0.14	0.14
Fourth quarter	5,889,400	3,797,600	(313,200)	(0.08)	(0.08)
Total year	$26,097,000	$15,573,500	$357,600	$0.09	$0.09

2013
First quarter	$6,594,600	$4,118,700	$350,200	$0.09	$0.09
Second quarter	5,464,400	3,024,200	138,200	0.04	0.04
Third quarter	7,864,400	4,813,200	525,700	0.13	0.13
Fourth quarter	5,564,100	3,037,200	(211,200)	(0.06)	(0.06)
Total year	$25,487,500	$14,993,300	$802,900	$0.20	$0.20

10.	BUSINESS SEGMENTS

We have two reportable segments: EDC Publishing and Usborne Books & More (“UBAM”) which are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.

•
EDC Publishing markets its products to retail accounts, which include book, toy and gift stores, school supply stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.

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

Information by industry segment for the years ended February 28, 2014 and 2013 is set forth below:

NET REVENUES

	2014	2013
Publishing	$10,968,400	$10,811,600
UBAM	$15,128,600	$14,675,900
Other	$-	$-
Total	$26,097,000	$25,487,500

EARNINGS (LOSS) BEFORE INCOME TAXES

	2014	2013
Publishing	$3,448,900	$3,457,900
UBAM	$2,159,700	$2,105,800
Other	$(4,735,100)	$(4,281,700)
Total	$873,500	$1,282,000

11.	STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2014, we purchased 43,349 shares of common stock at an average price of $2.98 per share totaling approximately $129,200.  The maximum number of shares that may be repurchased in the future is 304,654.

12.      RECEIVABLE FROM CUSTOMER IN BANKRUPTCY

At February 28, 2013, we had a receivable due from a customer who has filed for protection from its creditors under Chapter 11 of the Bankruptcy Reform Act of 1978 in the amount of $364,300, of which $340,000 was reserved in the allowance for doubtful accounts during a prior year.  During fiscal year 2014, we received a final bankruptcy payment towards this receivable in the amount of $44,800 representing 12% of the allowed amount of our general unsecured claim.  The remaining balance was written off against the reserve during the year ended February 28, 2014.

13.      STOCK PURCHASE AGREEMENT

As of February 28, 2013, we acquired a 15.6% position with Demibooks, Inc. for an investment of $430,300 under a Stock Purchase Agreement.  We accounted for this investment using the cost method, as reflected on the balance sheet under ‘investment in nonmarketable equity securities’.  Demibooks provides a publishing platform, Composer, which is a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself. We utilize the Composer platform to create proprietary interactive products. During the year ended 2014, we identified an impairment indicator in the value of our investment in Demibooks, and determined the impairment to be other than temporary. The Company estimated the fair value of the investment to be $0 based on the estimated future cash flows, and recognized an impairment loss of $430,300, which is reflected on the statements of earnings under other expenses.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 and $1,250,000 at February 28, 2014 and 2013, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.      SUBSEQUENT EVENT

On March 21, 2014, we paid the previously declared $0.08 dividend per share to shareholders of record as of March 14, 2014.

******