Form 10-Q
period 2014-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2015-01-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 9, 2015, there were 4,022,438 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2014	February 28, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$648,300	$680,000
Accounts receivable, less allowance for doubtful accounts and sales returns of $288,900 (November 30) and $333,900 (February 28)	4,608,800	3,000,800
Inventories—Net	10,393,100	9,869,400
Prepaid expenses and other assets	312,200	262,200
Deferred income taxes	251,700	259,300
Total current assets	16,214,100	14,071,700

INVENTORIES—Net	361,900	470,200

PROPERTY, PLANT AND EQUIPMENT—Net	2,051,000	1,877,600

OTHER ASSETS	267,400	267,400
DEFERRED INCOME TAXES	69,900	71,400
TOTAL ASSETS	$18,964,300	$16,758,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,447,700	$2,543,700
Line of credit	1,400,000	-
Accrued salaries and commissions	1,057,000	514,900
Income taxes payable	253,800	140,900
Dividends payable	321,100	318,200
Other current liabilities	976,200	658,200
Total current liabilities	6,455,800	4,175,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (November 30 and February 28) shares; Outstanding 4,013,339 (November 30) and 3,977,943 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,082,200	14,280,500
	23,838,400	24,036,700
Less treasury stock, at cost	(11,329,900)	(11,454,300)
Total shareholders' equity	12,508,500	12,582,400
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,964,300	$16,758,300

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

GROSS SALES	$15,178,900	$12,360,600	$37,234,500	$30,802,800
Discounts and allowances	(4,800,800)	(4,195,000)	(13,413,900)	(11,317,500)
Transportation revenue	558,400	336,400	1,102,400	722,300
NET REVENUES	10,936,500	8,502,000	24,923,000	20,207,600
COST OF SALES	4,114,800	3,294,500	9,971,400	8,431,700
Gross margin	6,821,700	5,207,500	14,951,600	11,775,900

OPERATING EXPENSES:
Operating and selling	2,872,900	2,048,800	6,997,200	5,386,300
Sales commissions	2,595,200	1,741,900	5,192,300	3,767,700
General and administrative	476,600	495,500	1,481,700	1,516,000
Total operating expenses	5,944,700	4,286,200	13,671,200	10,670,000

OTHER INCOME (EXPENSE)	(18,800)	6,100	(26,300)	12,500

EARNINGS BEFORE INCOME TAXES	858,200	927,400	1,254,100	1,118,400

INCOME TAXES	331,800	379,600	491,900	447,600

NET EARNINGS	$526,400	$547,800	$762,200	$670,800

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.13	$0.14	$0.19	$0.17
Diluted	$0.13	$0.14	$0.19	$0.17

DIVIDENDS PER SHARE	$0.08	$0.08	$0.24	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,009,418	3,964,830	3,998,050	3,967,092
Diluted	4,009,418	3,964,830	3,998,050	3,967,092

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2014	6,041,040	$1,208,200	$8,548,000	$14,280,500	2,063,097	$(11,454,300)	$12,582,400
Purchases of treasury stock	-	-	-	-	1,330	(5,100)	(5,100)
Sales of treasury stock	-	-	-	-	(36,726)	129,500	129,500
Dividends declared ($.08/share)	-	-	-	(321,100)	-	-	(321,100)
Dividends paid ($.16/share)	-	-	-	(639,400)	-	-	(639,400)
Net earnings	-	-	-	762,200	-	-	762,200
BALANCE— November 30, 2014	6,041,040	$1,208,200	$8,548,000	$14,082,200	2,027,701	$(11,329,900)	$12,508,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:	$(328,800)	$1,752,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(269,700)	(57,800)

Net cash used in investing activities	(269,700)	(57,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(5,100)	(129,200)
Cash received from sales of treasury stock	129,500	130,900
Borrowings under revolving credit agreement	3,400,000	1,250,000
Payments under revolving credit agreement	(2,000,000)	(2,000,000)
Dividends paid	(957,600)	(954,600)

Net cash provided by (used in) financing activities	566,800	(1,702,900)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,700)	(7,800)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	680,000	469,100

CASH AND CASH EQUIVALENTS—END OF PERIOD	$648,300	$461,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$46,800	$33,600
Cash paid for income taxes	$369,900	$16,700

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The information shown with respect to the three and nine months ended November 30, 2014 and 2013, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2014 and 2013 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 28, 2014.

Note 2 – Effective September 19, 2014, we signed a Seventeenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $3,200,000 line of credit through June 30, 2015.  Interest is payable monthly at the greater of (a) prime rate minus 0.75% or (b) 4.00%.  At November 30, 2014, the rate in effect was 4.00%.  The revolving credit agreement is collateralized by substantially all of our assets.

We had $1,400,000 in borrowings outstanding on the above revolving credit agreement at November 30, 2014 and no borrowings at February 28, 2014. Available credit under the revolving credit agreement was $1,800,000 at November 30, 2014.

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2015 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended November 30, 2014, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2014
	November 30,	February 28,
Current:
Book inventory	$10,418,100	$9,894,400
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$10,393,100	$9,869,400

Non-current:
Book inventory	$711,900	$824,000
Inventory valuation allowance	(350,000)	(353,800)

Inventories net–non-current	$361,900	$470,200

Book inventory quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our primary supplier, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $2.5 million and $2.6 million for the three months ended November 30, 2014 and 2013, respectively.  Total inventory purchases from all suppliers were $3.2 million for the three months ended November 30, 2014 and 2013.

Purchases from this company were approximately $9.2 million and $6.7 million for the nine-month periods ended November 30, 2014 and 2013, respectively.  Total inventory purchases from all suppliers were approximately $11.4 million and $8.7 million for the nine-month periods ended November 30, 2014 and 2013, respectively.

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

Earnings Per Share:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Net earnings	$526,400	$547,800	$762,200	$670,800

Shares:

Weighted average shares outstanding - basic	4,009,418	3,964,830	3,998,050	3,967,092
Assumed exercise of options	-	-	-	-

Weighted average shares outstanding - diluted	4,009,418	3,964,830	3,998,050	3,967,092

Basic Earnings Per Share	$0.13	$0.14	$0.19	$0.17
Diluted Earnings Per Share	$0.13	$0.14	$0.19	$0.17

Stock options not considered above because they were antidilutive	10,000	11,000	10,000	11,000

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the three months ended November 30, 2014, we purchased 150 shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,324.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three and nine-month periods ended November 30, 2014 and 2013.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $1,154,600 and $802,800 for the three months ended November 30, 2014 and 2013, respectively.  These costs were $2,694,500 and $1,949,300 for the nine-month period ended November 30, 2014 and 2013, respectively.

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

Information by industry segment for the three and nine-month periods ended November 30, 2014 and 2013 follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Publishing	$2,998,600	$3,180,100	$9,022,600	$8,744,500
UBAM	7,937,900	5,321,900	15,900,400	11,463,100
Total	$10,936,500	$8,502,000	$24,923,000	$20,207,600

EARNINGS BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Publishing	$974,100	$1,065,100	$2,748,800	$2,765,100
UBAM	1,076,700	951,500	1,846,300	1,554,800
Other	(1,192,600)	(1,089,200)	(3,341,000)	(3,201,500)
Total	$858,200	$927,400	$1,254,100	$1,118,400

Note 8 – The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standards apply to us.

In April 2014, FASB issued Accounting Standards Update (ASU) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of our fiscal year 2016, with early adoption permitted. The ASU applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This new ASU will not affect our financial position, results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. We are currently reviewing the ASU and assessing the potential impact on our financial statements.

Note 9 – The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $1,400,000 at November 30, 2014 and $0 at February 28, 2014. Management's estimates are based on the obligation’s characteristics, including a floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – On December 19, 2014 we paid the previously declared $0.08 dividend per share to shareholders of record as of December 12, 2014.

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

The following table shows statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.6%	38.8%	40.0%	41.7%
Gross margin	62.4%	61.2%	60.0%	58.3%
Operating expenses:
Operating and selling	26.3%	24.1%	28.1%	26.7%
Sales commissions	23.7%	20.5%	20.8%	18.6%
General and administrative	4.4%	5.8%	5.9%	7.5%
Total operating expenses	54.4%	50.4%	54.8%	52.8%
Other income	-0.2%	0.1%	-0.1%	0.0%
Earnings before income taxes	7.8%	10.9%	5.1%	5.5%
Income taxes	3.0%	4.5%	2.0%	2.2%
Net earnings	4.8%	6.4%	3.1%	3.3%

Operating Results for the Three Months Ended November 30, 2014

We earned income before income taxes of $858,200 for the three months ended November 30, 2014 compared with $927,400 for the three months ended November 30, 2013.

Revenues

	For the Three Months Ended November 30,
	2014	2013	$ Change	% Change
Gross sales	$15,178,900	$12,360,600	$2,818,300	22.8
Less discounts and allowances	(4,800,800)	(4,195,000)	(605,800)	14.4
Transportation revenue	558,400	336,400	222,000	66.0
Net revenues	$10,936,500	$8,502,000	$2,434,500	28.6

The UBAM Division’s gross sales increased $3,213,100 during the three-month period ending November 30, 2014 when compared with the same quarterly period a year ago.  This increase resulted from increases of:

•	149% in internet sales,
•	51% in school and library sales,
•	39% in home party sales,
•	38% in direct sales and
•	34% in fundraiser sales.

The increase is also attributed to a 51% increase in the number of active consultants (those with sales during the six-month period ending) at November 30, 2014 when compared to November 30, 2013.

The increase in internet sales is attributed to a 132% increase in the total number of orders and an 8% increase in average order size.  This significant increase in the total number of orders is a result of the growth in the use of social media by sales consultants to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 31% increase in the total number of orders and a 4% increase in average size of orders.  Much of this change is a result the increase in the number of sales consultants.

The increase in home party sales is attributed to a 61% increase in the total number of orders, offset by an 14% decrease in average order size.  Much of this change is a result the increase in the number of sales consultants.

The increase in direct sales is attributed to a 40% increase in the average order size, partially offset by a 2% decrease in the total number of orders.

The increase in fundraiser sales is attributed to a 30% increase in the total number of orders and a 3% increase in average order size.  This increase is due in part to the addition of a new fundraiser item during the year.  No new items were introduced the prior year.

The Publishing Division’s gross sales decreased $394,800 during the three-month period ending November 30, 2014 when compared with the same quarterly period a year ago.  We attribute this to a 19% decrease in sales to major national accounts, offset by a 0.4% increase in sales to smaller retail stores.  This decrease in sales to major national accounts was due in part to timing of a large reorder which was made in November in the prior year, but in December this year.

The UBAM Division’s discounts and allowances were $1,592,700 and $773,300 for the quarterly periods ended November 30, 2014 and 2013, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 17.7% and 13.4% of UBAM’s gross sales for the quarterly periods ended November 30, 2014 and 2013, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $3,208,100 and $3,421,700 for the quarterly periods ended November 30, 2014 and 2013, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 51.8% and 51.9% of Publishing’s gross sales for the quarterly periods ended November 30, 2014 and November 30, 2013, respectively.

Expenses

	For the Three Months Ended November 30,
	2014	2013	$ Change	% Change
Cost of sales	$4,114,800	$3,294,500	$820,300	24.9
Operating and selling	2,872,900	2,048,800	824,100	40.2
Sales commissions	2,595,200	1,741,900	853,300	49.0
General and administrative	476,600	495,500	(18,900)	(3.8)
Total	$10,059,500	$7,580,700	$2,478,800	32.7

Cost of sales increased 24.9% for the three months ended November 30, 2014 when compared with the three months ended November 30, 2013.  Cost of sales as a percentage of gross sales were 27.1% and 26.7%, respectively, for each of the three-month periods ended November 30, 2014 and 2013, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $355,200 in the quarter ended November 30, 2014 and $300,100 in the quarter ended November 30, 2013.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.9% for the quarter ended November 30, 2014 and 16.6% for the quarter ended November 30, 2013.

Sales commissions in the Publishing Division increased 2.3% to $92,000 for the three months ended November 30, 2014 when compared with the same quarterly period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.1% of net sales for the quarter ended November 30, 2014 and 2.8% for the quarter ended November 30, 2013.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 51.5% to $2,503,200 for the three months ended November 30, 2014 when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 27.9% of gross sales for the three months ended November 30, 2014 and 28.6% of gross sales for the three months ended November 30, 2013.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales, and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.7% for the quarter ended November 30, 2014 and 37.7% for the quarter ended November 30, 2013.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes, which was partially offset by the Federal Indian Employment Credit in the quarter ended November 30, 2013.  This credit had expired for fiscal years beginning January 1, 2014 and after, but has now been extended through December 31, 2014 as part of the Tax Increase Prevention Act (TIPA) signed on December 19, 2014.

Operating Results for the Nine-Month Period Ended November 30, 2014

We earned income before income taxes of $1,254,100 for the nine months ended November 30, 2014 compared with $1,118,400 for the nine months ended November 30, 2013.

Revenues

	For the Nine Months Ended November 30,
	2014	2013	$ Change	% Change
Gross sales	$37,234,500	$30,802,800	$6,431,700	20.9
Less discounts and allowances	(13,413,900)	(11,317,500)	(2,096,400)	18.5
Transportation revenue	1,102,400	722,300	380,100	52.6
Net revenues	$24,923,000	$20,207,600	$4,715,400	23.3

The UBAM Division’s gross sales increased $5,796,300 during the nine-month period ending November 30, 2014 when compared with the same nine-month period a year ago.  This increase resulted from increases of:

•	137% in internet sales,
•	42% in school and library sales,
•	30% in home party sales,
•	23% in direct sales, and
•	19% in fundraiser sales.

The increase in internet sales is attributed to a 119% increase in the total number of orders and an 11% increase in average order size.  This significant increase in the total number of orders is a result of the growth in the use of social media by sales consultants to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 27% increase in the total number of orders and an 11% increase in average size of orders.  Much of this change is a result the increase in the number of sales consultants.

The increase in home party sales is attributed to a 48% increase in the total number of orders, offset by a 12% decrease in average order size.  Much of this change is a result the increase in the number of sales consultants.

The increase in direct sales is attributed to a 32% increase in the average order size, partially offset by a 6% decrease in the total number of orders.

The increase in fundraiser sales is attributed to a 21% increase in average order size, offset by a 2% decrease in the total number of orders.  This increase is due in part to the addition of a new fundraiser item during the year.  No new items were introduced the prior year.

The Publishing Division’s gross sales increased $635,400 during the nine-month period ending November 30, 2014 when compared with the same nine-month period a year ago.  We attribute this to a 5% increase in sales to smaller retail stores offset by a 3% decrease in sales to major national accounts.

The UBAM Division’s discounts and allowances were $3,573,800 and $1,834,300 for the nine-month period ending November 30, 2014 and 2013, respectively.  The UBAM Division is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in the UBAM Division are based on the retail sales prices of the products.  As a part of the UBAM Division’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in the UBAM Division will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM Division’s discounts and allowances were 19.4% and 14.6% of UBAM’s gross sales for the nine-month periods ended November 30, 2014 and 2013, respectively.

The Publishing Division’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM Division due to the different customer markets that each division targets.  The Publishing Division’s discounts and allowances were $9,840,100 and $9,483,200 for the nine-month periods ending November 30, 2014 and 2013, respectively.  The Publishing Division sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, the Publishing Division sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  The Publishing Division’s discounts and allowances were 52.2% and 52.1% of Publishing’s gross sales for the nine-month periods ended November 30, 2014 and November 30, 2013, respectively.

Expenses

	For the Nine Months Ended November 30,
	2014	2013	$ Change	% Change
Cost of sales	$9,971,400	$8,431,700	$1,539,700	18.3
Operating and selling	6,997,200	5,386,300	1,610,900	29.9
Sales commissions	5,192,300	3,767,700	1,424,600	37.8
General and administrative	1,481,700	1,516,000	(34,300)	(2.3)
Total	$23,642,600	$19,101,700	$4,540,900	23.8

Cost of sales increased 18.3% for the nine months ended November 30, 2014 when compared with the nine months ended November 30, 2013.  Cost of sales as a percentage of gross sales were 26.8% and 27.4%, respectively, for each of the nine-month periods ended November 30, 2014 and 2013, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $945,000 in the nine-month period ended November 30, 2014 and $872,300 in the nine-month period ended November 30, 2013.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 18.8% for the nine-month period ended November 30, 2014 and 17.5% for the nine-month period ended November 30, 2013.

Sales commissions in the Publishing Division increased 9.9% to $276,500 for the nine months ended November 30, 2014 when compared with the nine months ended November 30, 2013.  Publishing Division sales commissions are paid on net sales and were 3.1% of net sales for the nine-month period ended November 30, 2014 and 2.9% for the nine-month period ended November 30, 2013.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 39.8% to $4,915,800 for the nine months ended November 30, 2014 when compared with the nine months ended November 30, 2013, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 26.7% of gross sales for the nine months ended November 30, 2014 and 27.9% of gross sales for the nine months ended November 30, 2013.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales, and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 39.2% for the nine-month period ended November 30, 2014 and 37.4% for the nine-month period ended November 30, 2013.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes, which was partially offset by the Federal Indian Employment Credit in the year-to-date period ended November 30, 2013.  This credit had expired for fiscal years beginning January 1, 2014 and after, but has now been extended through December 31, 2014 as part of the Tax Increase Prevention Act (TIPA) signed on December 19, 2014.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to pay dividends, repurchase outstanding shares of stock, and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

For the nine-month period ended November 30, 2014, we experienced a negative cash flow from operating activities of $328,800.  Cash outflow from operating activities resulted primarily from an increase in accounts receivable of $1,608,000, due in part to a Publishing Division fall-selling promotion with a December 15th payment due date, from an increase in inventory of $415,400 and an increase in certain prepaid expenses and other current assets of $50,000. These were offset by an increase in certain current liabilities of $764,100, net income after taxes of $762,200, an increase in net income taxes payable/receivable of $112,900 and a decrease in deferred income taxes of $9,100.

Cash used in investing activities was $269,700 for the nine-month period ended November 30, 2014.  This was for capital expenditures related to the purchase of new data processing systems, remodeling/repairs of our office facilities, parking lot and new office equipment.  We estimate that total cash used in investing activities for fiscal year 2015 will be less than $500,000.  This would consist primarily of the cost of implementing our new data processing systems.

For the nine-month period ended November 30, 2014, cash provided by financing activities was $566,800, resulting from borrowings under our revolving credit agreement of $3,400,000 and the sale of $129,500 of treasury stock, offset by payments under our revolving credit agreement of $2,000,000, dividend payments of $957,600, and the purchase of $5,100 of treasury stock.

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

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 1,330 shares at a cost of $5,100 during the nine-month period ended November 30, 2014.

Effective September 19, 2014, we signed a Seventeenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $3,200,000 line of credit through June 30, 2015.  Interest is payable monthly at the greater of (a) prime-floating rate minus 0.75% or (b) 4.00%.  At November 30, 2014, the rate in effect was 4.00%.  Borrowings are collateralized by substantially all the assets of the Company.

We had $1,400,000 in borrowings outstanding on the revolving credit agreement at November 30, 2014 and none at February 28, 2014.  Available credit under the revolving credit agreement was $1,800,000 at November 30, 2014. The agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2015 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity of the revolving credit agreement.  For the nine-month period ended November 30, 2014, we had no letters of credit outstanding.

As of November 30, 2014 we did not have any commitments in excess of one year.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 63.8% of net revenues for the nine-month period ended November 30, 2014 and 56.7% for the nine-month period ended November 30, 2013.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2014 and February 28, 2014.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $128,500 at November 30, 2014 and $153,900 at February 28, 2014.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $711,900 at November 30, 2014 and $824,000 at February 28, 2014.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $375,000 and $378,800 as of November 30, 2014 and February 28, 2014, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2014. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2)(3)

September 1 - 30, 2014	50	$4.66	50	303,424
October 1 - 31, 2014	100	$4.66	100	303,324
November 1 - 30, 2014	0	N/A	0	303,324
Total	150	$4.66	150

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 303,324 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date: January 14, 2015	By:	/s/ Randall W. White
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