Form 10-K
period 2015-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2015-05-28
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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
 Yes ☒                                                        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes    ☐                                                    No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2014, on the NASDAQ Stock Market, LLC was $19,612,100.

As of May 26, 2015, 4,035,134 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for fiscal year 2015 relating to our Annual Meeting of Shareholders to be held on July 16, 2015 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS
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

(b)  Financial Information about Industry Segments

While selling children’s books is our only line of business, we sell them through two divisions:

•
Home Business Division (“Usborne Books & More” or “UBAM”) - This division distributes books nationwide through independent consultants, who hold book showings in individual homes, through social media, book fairs, direct sales and Internet sales.  The UBAM consultants also distribute these titles to school and public libraries.

•
Publishing Division (“EDC Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	2015	2014
UBAM	65%	58%
Publishing	35%	42%
Total net revenues	100%	100%

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

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the Internet.  The division had approximately 7,800 consultants in 50 states at February 28, 2015.

EDC Publishing markets through commissioned trade representatives who call on book, toy, and specialty stores along with other retail outlets. We also do in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders, totaling 26% of the Publishing division’s net sales, have been received from major book chains.

Key Customers
No customer represents more than 10% of our net sales.

Seasonality
Sales for both divisions are greatest during the fall due to the holiday season.

Competition
While we have the exclusive U.S. rights to sell Usborne Books, we face competition for UBAM from several other larger direct selling companies - for sales and consultants.  Our school and library market faces competition from Scholastic Books for the book fair market.

EDC Publishing faces competition from large U.S. and international publishing companies.

Employees
As of April 1, 2015, 83 full-time employees worked at our Tulsa and San Diego facilities; almost 50% of those are in the distribution warehouse.  We believe our relations with our employees are good.

Company Reports
Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our Internet website at www.edcpub.com.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

We are located at 10302 E. 55th Pl., Tulsa, Oklahoma.  This facility is owned by us and contains approximately 105,000 square feet of office and warehouse space, which is solely utilized by us.  All product distributions are made from this warehouse using our six-hundred-foot-long flow-rack system, known as “the line,” to expedite order fulfillment, packaging, and shipment.  We believe that our operating facility meets both present and future capacity needs.  We also lease a small office in San Diego, California which houses Kane Miller Book Publishers.

Item 3.     LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.     MINE SAFETY DISCLOSURES

None

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2015 and 2014, as reported by the NASDAQ, were as follows:

	2015		2014
Period	High	Low	High	Low
1st Qtr	3.92	3.57	3.95	3.45
2nd Qtr	4.95	3.71	3.58	3.04
3rd Qtr	4.88	4.04	3.11	2.49
4th Qtr	5.80	4.12	3.89	2.89

The number of shareholders of record of EDC's common stock at February 28, 2015 was 590.

During fiscal year 2015, we paid quarterly dividends totaling $0.32 per share as follows:  $0.08 per share dividend on March 21, 2014, $0.08 per share dividend on June 20, 2014, $0.08 per share dividend on September 19, 2014, and $0.08 per share dividend on December 19, 2014.   An additional $0.08 per share dividend was declared on February 25, 2015 and was paid during fiscal year 2016 to shareholders of record on March 13, 2015.

The following table shows repurchases of our common stock which we made during the fourth quarter of fiscal year 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

December 1 - 31, 2014	9	$4.87	9	303,315
January 1 - 31, 2015	-	-	-	303,315
February 1 - 28, 2015	-	-	-	303,315
Total	9	$4.87	9

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

Item 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide this information.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains statements that are forward-looking and include numerous risks which you should carefully consider.  Additional risks and uncertainties may also materially and adversely affect our business.   You should read the following discussion in connection with our financial statements, including the notes to those statements, included in this document.  Our fiscal years end on February 28.

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

Publishing Division Net Revenues by Market Type

	FY 2015	FY 2014
National chain stores	26%	26%
All other	74%	74%
Total net revenues	100%	100%

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

Net Revenues for Publishing Division

	FY 2015	FY 2014
Net Revenues	$11,532,500	$10,968,400

Publishing division’s net revenues increased $564,100 in fiscal year 2015 from fiscal year 2014, or 5.1%.  Net revenues were up 5.5% for smaller retail stores and 4.2% for national chain stores.

Usborne Books & More (“UBAM”) Division

UBAM is a multi-level direct selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as school and public libraries.  Revenues are generated through home shows, direct sales, Internet sales, book fairs and contracts with school and public libraries.  This past fiscal year included a shift toward online home shows via social media outlets, such as Facebook.

 An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants recruit new sales consultants.  UBAM makes it easy to recruit by providing signing kits for which new consultants can earn partial or full reimbursement based on established sales criteria. UBAM provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

Consultants During Year

	FY 2015	FY 2014
New Sales Representatives	6,500	4,000
Active Sales Representatives End of Fiscal Year	7,800	5,900

The UBAM division presently has six levels of sales representatives:
•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

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

During fiscal year 2015, a shift occurred in our home party sales model from our traditional, in-person home parties.  With the increased use of social media, online venues such as Facebook, have become a popular outlet for these events.  This allows customers to ‘attend’ online from any location.  While we had marked growth in both home party net revenues, after commissions, and in Internet net revenues, after commissions, this shift is most evident in the proportion of Internet and home show orders to the total net revenues, after commissions.

Net Revenues, after Commissions, for UBAM Division

	FY 2015	FY 2014
Net Revenues	$21,015,800	$15,128,600
Less commissions	(6,491,500)	(4,621,700)
Net Revenues, after commissions	$14,524,300	$10,506,900

Percent of Net Revenues, after Commissions, by UBAM Marketing Program

	FY 2015	FY 2014
School & Library	41%	43%
Home Shows	24%	28%
Internet	23%	15%
Fund Raisers	2%	3%
Direct Sales	1%	2%
Transportation Revenues	9%	9%
Totals	100%	100%

Number of Orders by UBAM Marketing Program

	FY 2015	FY 2014
School & Library	14,000	11,000
Home Shows	27,500	18,300
Internet	91,700	43,200
Fund Raisers	1,000	1,000
Direct Sales	2,700	2,800
	136,900	76,300

This increase in net revenues, after commissions, resulted from increases in the following:

•	131% in internet sales
•	41% in school and library sales
•	29% in home party sales
•	26% in direct sales
•	21% in fundraiser sales

The increase in net revenues, after commissions, is also attributed to a 32% increase in the number of active consultants (defined as those with sales during the past six months) at the end of fiscal year 2015.

The increase in Internet sales, after commissions, is attributed to 112% more orders placed during the period, with an 8% increase in average order size.  Customers order via the consultants’ UBAM-hosted web sites, which have been customized to their own preferences.  Orders are processed through a shopping cart and the consultant receives sales credit and commission on the sales.  Much of the increase in Internet sales resulted from the use of social media to host virtual parties, frequently referred to as “Facebook Parties.”

The school and library marketing program increase is attributed to a 27% increase in the number of orders whose average size increased by 11% over the prior fiscal year.  Much of this change is a result of the increase in the number of sales consultants.

School and library sales are made by consultants who have received additional, specialized training which allows them to sell to schools and libraries.  The UBAM consultant is the only source that a library or school has for most of our titles.  They are not available through school supply distribution companies.

This program includes book fairs which are held with an organization as the sponsor.  The consultant provides promotional materials to acquaint parents with the books.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This is a pledge-based reading incentive program that provides cash and books to the sponsoring organization and books for the children.

The increase in home party sales, after commissions, is attributed to a 50% increase in the total number of orders, offset by a 14% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants and the transition to smaller, online parties.  Consultants contact individuals (“hostesses”) to hold book shows in their homes or via social media.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Net revenues, after commissions, from direct sales increased 26% during fiscal year 2015.  This resulted from a 28% increase in the average order size, offset by a slight, 1% decrease in the number of orders placed during the year.  Direct sales are sales without a hostess being involved.

Our fund-raising program, Cards for a Cause, increased 21% in sales, after commissions, over the prior year.  This resulted from a 20% increase in average order size and a 1% increase in the number of orders placed during the year.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support themselves and their related causes.

Transportation revenues increased 57% during fiscal year 2015.  Transportation revenues are based on sales order size, with minimums per order depending on order type. During the fiscal year 2015, the standard minimum was increased 20% to adjust for increased transportation expenses.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  Typically, our primary source of cash is generated from our operations.  Outside of cash used in operating activities, generally our primary uses of cash are to pay down our outstanding bank credit facility loan balance, to pay dividends, capital expenditures, and to acquire treasury stock.  During fiscal year 2015, we utilized our bank credit facility to meet some cash requirements.  At fiscal year end, our bank credit facility loan balance was $1,400,000.

We expect our ongoing cash flow to exceed cash required to operate the business.  As such, we expect our short-term borrowings to be limited during fiscal year 2016.

During fiscal year 2015, we experienced a negative cash flow from our operations of $261,600.  Cash outflow resulted from an increase in accounts receivable of $1,356,900, an increase in inventories of $1,192,200, an $88,000 increase in prepaid expenses and other assets, and a $77,300 decrease in net income tax payable, offset by net earnings of $859,200, the provision for doubtful accounts and sales returns of $1,281,000, an increase in current liabilities of $182,500, depreciation expense of $129,400, and a decrease in deferred income taxes of $700.

Cash used in investing activities was $325,000 for capital expenditures.  We began the process to implement new accounting software and a new system for the UBAM division’s processes, with an initial $210,700 investment during fiscal year 2015.  These systems will be fully operational during fiscal year 2016 and will allow us to accommodate the growth in our UBAM sales force, while utilizing industry best practices and improving online training resources.  We also invested $108,000 in our facilities to repair our parking lot and update the office spaces.

Cash provided by financing activities was $290,500 which was primarily due to $4,550,000 in borrowings under our revolving credit agreement and $174,400 from the sale of treasury stock.  These were offset by payments of $3,150,000 towards our revolving credit agreement, dividend payments of $1,278,700, and $5,200 paid to acquire treasury stock.  In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2015 and 2014, we declared dividends equal to 149% and 356%, respectively, of net income after taxes.

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

(3) Results of Operations

Earnings as a Percent of Net Revenues

	FY 2015	FY 2014
Net revenues	100.0%	100.0%
Cost of sales	39.2%	40.3%
Gross margin	60.8%	59.7%
Operating expenses:
Operating and selling	29.2%	27.8%
Sales commissions	21.0%	18.9%
General and administrative	6.3%	8.1%
Total operating expenses	56.5%	54.8%
Other income (expense)	-%	(1.5%)
Earnings before income taxes	4.3%	3.4%
Income taxes	1.7%	2.0%
Net earnings	2.6%	1.4%

Fiscal Year 2015 Compared with Fiscal Year 2014

The following presents an overview of our results of operations for years ended February 28, 2015 and 2014.  We had earnings before income taxes of $1,402,500 for fiscal year 2015 compared with $873,500 for fiscal year 2014.

Revenues

	FY 2015	FY 2014	$ Change
Gross sales	$48,345,400	$40,558,000	$7,787,400
Less discounts & allowances	(17,273,100)	(15,414,200)	(1,858,900)
Transportation revenue	1,476,000	953,200	522,800
Net revenues	$32,548,300	$26,097,000	$6,451,300

UBAM’s gross sales increased 36.8% or $6,484,200 during fiscal year 2015 when compared with fiscal year 2014.  This increase is attributable to a 32% increase in the number of independent sales consultants, with resulting increases in all types of sales, including Internet, school and library/book fair, home parties, direct sales, and fund raisers. The overall number of orders was up 79% due to increases in Internet, home show, school and library, and fund raiser orders, offset by a slight decrease in the number of direct sales orders. Average sales per order for this division were down 17%, primarily due to a shift from larger home party orders to multiple individual online orders per Internet-based party.

EDC Publishing’s gross sales increased 5.7% or $1,303,200 during fiscal year 2015 when compared with fiscal year 2014.  Sales increased by 5.5% to smaller retail stores and by 4.2% to national chain stores.

UBAM’s discounts and allowances were $4,533,600 in fiscal year 2015 and $3,414,200 in fiscal year 2014.  Most sales by UBAM are at retail.  As a part of UBAM’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM division will vary from year to year depending upon the marketing programs in place during any given year.  UBAM’s discounts and allowances were 18.8% of UBAM’s gross sales in fiscal year 2015 and 19.4% in fiscal year 2014.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM division due to the different customer markets that each division targets.  The Publishing division’s discounts and allowances were $12,739,500 in fiscal year 2015 and $12,000,000 in fiscal year 2014.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.6% of their gross sales in fiscal year 2015 and 52.3% in fiscal year 2014.

Transportation revenues increased $522,800 in fiscal year 2015, due primarily to the increase in UBAM gross sales during the year and the shift in sales to more, smaller Internet-based orders, which are proportionately more expensive to ship.

Expenses

	FY 2015	FY 2014	$ Change
Cost of sales	$12,763,900	$10,523,500	$2,240,400
Operating and selling	9,515,400	7,258,500	2,256,900
Sales commissions	6,842,700	4,939,800	1,902,900
General and administrative	2,039,900	2,123,500	(83,600)
Total	$31,161,900	$24,845,300	$6,316,600

Cost of sales increased 21.3% in fiscal year 2015 when compared with fiscal year 2014.  Our cost of products is 25% to 28% of the gross sales price, depending upon the product. The percentage change in gross sales to the percentage change in cost of goods, depends largely on the mix of products sold.  Approximately 79% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.  Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges), along with royalties accrued for sales of Kane Miller titles for which we have royalty payment contracts.   The costs of our distribution network are not included in our cost of sales, but rather in our operating and selling expenses.

Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $1,259,500 in fiscal year 2015 and $1,133,100 in fiscal year 2014.  In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing and UBAM divisions, along with the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 19.7% for fiscal year 2015 and 17.9% for fiscal year 2014.

Sales commissions for EDC Publishing increased $33,100 for the fiscal year ended 2015.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.  Publishing division sales commissions are paid on net sales and were 3.0% for fiscal year 2015 and 2.9% for fiscal year 2014.

Sales commissions for UBAM increased $1,869,800.  UBAM division sales commissions are paid based on the retail price of non-promotional products sold and were 26.9% of UBAM gross sales for fiscal year 2015 and 26.2% for fiscal year 2014. The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The increase in sales commissions is the result of higher gross sales in the UBAM division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management. General and administrative expenses as a percentage of gross sales were 4.2% for fiscal year 2015 and 5.2% for fiscal year 2014.

The tax provision for fiscal year 2015 was $543,300.  The effective rate for fiscal year 2015 was 38.7% and for fiscal year 2014 was 59.1%.  Our effective tax rate is higher than the Federal statutory rate due to state income and franchise taxes and a fully-reserved capital loss carry forward, which we do not reasonably expect to deduct for income tax purposes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are paid at the time the product is shipped.  These sales accounted for 65% and 58% of net revenues in fiscal years 2015 and 2014, respectively.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.  Management has estimated and included a reserve for sales returns of $100,000 for the years ended February 28, 2015 and 2014.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated an allowance for doubtful accounts of $234,500 and $233,900 as of February 28, 2015 and 2014, respectively.

Inventory

Management continually estimates and calculates the amount of noncurrent inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances were $718,900 and $824,000 at February 28, 2015 and 2014, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $393,100 and $378,800 as of February 28, 2015 and
2014, respectively.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 28, 2015. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2015.

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 16, 2015.

(b)  Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption "Executive Officers" as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 16, 2015.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 16, 2015.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 16, 2015.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 16, 2015.

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

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Thirteenth Amendment dated June 30, 2011 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Fourteenth Amendment dated June 30, 2012 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Fifteenth Amendment dated June 30, 2013 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Sixteenth Amendment dated June 30, 2014 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.15	Seventeenth Amendment dated September 19, 2014 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:           May 28, 2015                   By     /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:           May 28, 2015                            /s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

    May 28, 2015                            /s/ John A. Clerico
John A. Clerico, Director

May 28, 2015                            /s/ Ronald McDaniel
Ronald McDaniel, Director

May 28, 2015                            /s/ Kara Gae Neal
Kara Gae Neal, Director

May 28, 2015                            /s/ Betsy Rickert
Betsy Rickert, Director

May 28, 2015                            /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2015 and 2014, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 28, 2015

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28,

ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$383,900	$680,000
Accounts receivable, less allowance for doubtful accounts and sales returns $334,500 (2015) and $333,900 (2014)	3,076,700	3,000,800
Inventories—Net	11,181,000	9,869,400
Prepaid expenses and other assets	374,200	262,200
Deferred income taxes	249,800	259,300
Total current assets	15,265,600	14,071,700

INVENTORIES—Net	350,800	470,200

PROPERTY, PLANT AND EQUIPMENT—Net	2,073,200	1,877,600

OTHER ASSETS	243,400	267,400
DEFERRED INCOME TAXES	80,200	71,400

TOTAL ASSETS	$18,013,200	$16,758,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,237,700	$2,543,700
Line of credit	1,400,000	-
Accrued salaries and commissions	618,100	514,900
Income taxes payable	63,600	140,900
Dividends payable	322,000	318,200
Other current liabilities	1,043,500	658,200
Total current liabilities	5,684,900	4,175,900

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 shares; Outstanding 4,024,539 (2015) and 3,977,943 (2014) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	13,857,200	14,280,500
	23,613,400	24,036,700
Less treasury stock, at cost	(11,285,100)	(11,454,300)
Total shareholders' equity	12,328,300	12,582,400
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,013,200	$16,758,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28,

	2015	2014

GROSS SALES	$48,345,400	$40,558,000
Less discounts and allowances	(17,273,100)	(15,414,200)
Transportation revenue	1,476,000	953,200
NET REVENUES	32,548,300	26,097,000
COST OF SALES	12,763,900	10,523,500
Gross margin	19,784,400	15,573,500

OPERATING EXPENSES:
Operating and selling	9,515,400	7,258,500
Sales commissions	6,842,700	4,939,800
General and administrative	2,039,900	2,123,500
Total operating expenses	18,398,000	14,321,800

OTHER INCOME (EXPENSE)	16,100	(378,200)

EARNINGS BEFORE INCOME TAXES	1,402,500	873,500

INCOME TAXES	543,300	515,900
NET EARNINGS	$859,200	$357,600

BASIC AND DILUTED EARNINGS PER SHARE:
Basic and diluted	$0.21	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic and diluted	4,003,702	3,968,214
Dividends per share	$0.32	$0.32

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2013	6,041,040	$1,208,200	$8,548,000	$15,194,700	2,080,228	$(11,499,100)	$13,451,800
Purchases of treasury stock	-	-	-	-	43,349	(129,200)	(129,200)
Sales of treasury stock	-	-	-	-	(60,480)	174,000	174,000
Dividends declared ($0.08/share)	-	-	-	(318,200)	-	-	(318,200)
Dividends paid ($0.24/share)	-	-	-	(953,600)	-	-	(953,600)
Net earnings	-	-	-	357,600	-	-	357,600
BALANCE—February 28, 2014	6,041,040	$1,208,200	$8,548,000	$14,280,500	2,063,097	$(11,454,300)	$12,582,400
Purchases of treasury stock	-	-	-	-	1,339	(5,200)	(5,200)
Sales of treasury stock	-	-	-	-	(47,935)	174,400	174,400
Dividends declared ($0.08/share)	-	-	-	(322,000)	-	-	(322,000)
Dividends paid ($0.24/share)	-	-	-	(960,500)	-	-	(960,500)
Net earnings	-	-	-	859,200	-	-	859,200
BALANCE—February 28, 2015	6,041,040	$1,208,200	$8,548,000	$13,857,200	2,016,501	$(11,285,100)	$12,328,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$859,200	$357,600
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Impairment of investment in nonmarketable equity securities	-	430,300
Depreciation	129,400	115,400
Deferred income taxes	700	127,600
Provision for doubtful accounts and sales returns	1,281,000	978,000
Changes in assets and liabilities:
Accounts receivable	(1,356,900)	(559,700)
Inventories, net	(1,192,200)	(55,900)
Prepaid expenses and other assets	(88,000)	165,900
Accounts payable, accrued salaries and commissions, and other current liabilities	182,500	835,700
Income tax payable/receivable	(77,300)	370,200
Total adjustments	(1,120,800)	2,407,500
Net cash provided by (used in) operating activities	(261,600)	2,765,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(325,000)	(77,500)
Net cash used in investing activities	(325,000)	(77,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of treasury stock	174,400	174,000
Cash paid to acquire treasury stock	(5,200)	(129,200)
Borrowings under revolving credit agreement	4,550,000	1,250,000
Payments under revolving credit agreement	(3,150,000)	(2,500,000)
Dividends paid	(1,278,700)	(1,271,500)
Net cash provided by (used in) financing activities	290,500	(2,476,700)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(296,100)	210,900
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	680,000	469,100
CASH AND CASH EQUIVALENTS—END OF YEAR	$383,900	$680,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$54,000	$34,500
Cash paid for income taxes	$619,900	$11,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2015 AND 2014

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we”, “our”, “us”, or “the Company”) distributes books and publications through our EDC Publishing and Usborne Books & More (“UBAM”) divisions to book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the sole U.S. distributor of books and related items, which are published by an England-based publishing company, Usborne, our primary supplier.  We are also in the direct publishing market through our ownership of Kane Miller Book Publishers.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $12.2 million and $9.0 million for the years ended February 28, 2015 and 2014, respectively.  Total inventory purchases for those same periods were approximately $15.3 million and $11.4 million, respectively.

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

Accounts Receivable— Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date.  Extended, seasonal dating is frequently available for orders of minimum quantities or amounts.  Trade accounts are stated at the amount management expects to collect from outstanding balances.  Delinquency fees are not assessed.  Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.  Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken.  The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

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

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 28, 2015 and 2014.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service.

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

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM division’s sales are paid at the time the product is shipped.  These sales accounted for 65% of net revenues in fiscal year 2015 and 58% in fiscal year 2014.

Estimated allowances for sales returns are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit. Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of February 28, 2015 and 2014.

Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $367,300 and $348,600 for the years ended February 28, 2015 and 2014, respectively.

Shipping and Handling Costs— We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $3,719,300 and $2,699,800 for the years ended February 28, 2015 and 2014, respectively.

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

	Year Ended February 28,
	2015	2014
Earnings Per Share:
Net earnings applicable to common shareholders	$859,200	$357,600

Shares:
Weighted average shares outstanding–basic	4,003,702	3,968,214
Assumed exercise of options	-	-

Weighted average shares outstanding–diluted	4,003,702	3,968,214

Basic and Diluted Earnings Per Share	$0.21	$0.09

Stock options not considered above because they were antidilutive	10,000	11,000

Long-Lived Asset Impairment— We review the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 28, 2015 and 2014.

Stock-Based Compensation—Share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

New Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standards apply to us.

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

2.        INVENTORIES

Inventories consist of the following:

	February 28,
	2015	2014
Current:
Book inventory	$11,206,000	$9,894,400
Inventory valuation allowance	(25,000)	(25,000)
Inventories net–current	$11,181,000	$9,869,400

Noncurrent:
Book inventory	$718,900	$824,000
Inventory valuation allowance	(368,100)	(353,800)
Inventories net–noncurrent	$350,800	$470,200

3.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2015	2014
Land	$250,000	$250,000
Building	2,124,700	2,124,700
Machinery and equipment	2,488,000	2,363,800
Furniture and fixtures	75,700	75,700
System installations in progress	200,800	-
	5,139,200	4,814,200
Less accumulated depreciation	(3,066,000)	(2,936,600)
	$2,073,200	$1,877,600

4.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2015	2014
Accrued royalties	$368,200	$374,000
Accrued UBAM trip incentives	323,700	24,100
Sales tax payable	181,000	116,800
Other	170,600	143,300
	$1,043,500	$658,200

5.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 are as follows:

	2015	2014
Current:
Deferred tax assets:
Allowance for doubtful accounts	$41,100	$58,500
Inventory overhead capitalization	86,900	79,000
Inventory valuation allowance	9,500	9,500
Allowance for sales returns	38,000	38,000
Accruals	74,300	74,300

Deferred tax assets-current	249,800	259,300

Noncurrent:
Deferred tax assets:
Inventory valuation allowance	$143,300	$134,400
Capital loss carryforward	163,600	163,600
Subtotal deferred tax assets	306,900	298,000
Less valuation allowance	(163,600)	(163,600)
Total net deferred tax assets	143,300	134,400

Deferred tax liabilities:
Property and equipment	(63,100)	(63,000)

Deferred tax liabilities	(63,100)	(63,000)

Net deferred tax asset-noncurrent	$80,200	$71,400

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

The components of income tax expense are as follows:

	February 28,
	2015	2014
Current:
Federal	$439,200	$299,000
State	103,400	89,300
	542,600	388,300
Deferred:
Federal	600	133,200
State	100	(5,600)
	700	127,600
Total income tax expense	$543,300	$515,900

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 28,
	2015	2014
Tax expense at federal statutory rate	$476,800	$297,000
State income tax–net of federal tax benefit	73,300	70,100
Change in capital loss valuation allowance	-	163,600
Other	(6,800)	(14,800)
Total income tax expense	$543,300	$515,900

We file our tax returns in the U.S. and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2012. We are currently the subject of an income tax examination for fiscal year 2012 by the IRS.

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

6.        EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $44,900 and $57,100 in the fiscal years ended February 28, 2015 and 2014, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from Treasury stock amounted to 47,935 net shares and 60,480 net shares in the fiscal years ended February 28, 2015 and 2014, respectively.

7.        DEBT

We have a $3,200,000 revolving credit agreement, with interest payable monthly at the greater of (a) prime rate minus 0.75% or (b) 4.00%.  At February 28, 2015, the rate in effect was 4.00%.  The revolving credit agreement is collateralized by substantially all of our assets and matures on June 30, 2015.

We had $1,400,000 in borrowings outstanding on the above revolving credit agreement at February 28, 2015 and no borrowings outstanding at February 28, 2014.  Available credit under the revolving credit agreement was $1,800,000 at February 28, 2015. This agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2015 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  We intend to renew the bank agreement or obtain other financing upon maturity.

8.        COMMITMENTS

At February 28, 2015, we had outstanding purchase commitments for inventory totaling approximately $7,613,400, which is due during fiscal year 2016.  Of these commitments, $6,440,600 were with Usborne, $1,023,400 with various Kane Miller publishers and the remaining $149,400 with other suppliers.

Rent expense for the year ended February 28, 2015 was $25,500.  As of February 28, 2015, we did not have any lease commitments in excess of one year.

9.        CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2015 expire in December 2019.

A summary of the status of our 2002 Plan as of February 28, 2015 and 2014, and changes during the years then ended is presented below:

	February 28,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Beginning of Year	11,000	$5.68	16,000	$5.55
Exercised	-	-	-	-
Expired	(1,000)	(10.00)	(5,000)	(5.25)

Outstanding at End of Year	10,000	$5.25	11,000	$5.68

All options outstanding are exercisable at February 28, 2015.

10.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2015 and 2014.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2015
First quarter	$7,178,300	$4,334,800	$239,700	$0.06	$0.06
Second quarter	6,808,200	3,795,100	(3,900)	(0.00)	(0.00)
Third quarter	10,936,500	6,821,700	526,400	0.13	0.13
Fourth quarter	7,625,300	4,832,800	97,000	0.02	0.02
Total year	$32,548,300	$19,784,400	$859,200	$0.21	$0.21

2014
First quarter	$5,990,500	$3,514,300	$66,600	$0.02	$0.02
Second quarter	5,715,100	3,054,100	56,400	0.01	0.01
Third quarter	8,502,000	5,207,500	547,800	0.14	0.14
Fourth quarter	5,889,400	3,797,600	(313,200)	(0.08)	(0.08)
Total year	$26,097,000	$15,573,500	$357,600	$0.09	$0.09

11.      BUSINESS SEGMENTS

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

•
UBAM markets its product line through a nationwide network of independent sales consultants using a combination of home shows, Internet shows, direct sales, and book fairs.  The UBAM division also distributes to school and public libraries.

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

Information by industry segment for the years ended February 28, 2015 and 2014 is set forth below:

	NET REVENUES

	2015	2014
Publishing	$11,532,500	$10,968,400
UBAM	21,015,800	15,128,600
Other	-	-
Total	$32,548,300	$26,097,000

	EARNINGS (LOSS) BEFORE INCOME TAXES

	2015	2014
Publishing	$3,452,800	$3,448,900
UBAM	2,456,300	2,159,700
Other	(4,506,600)	(4,735,100)
Total	$1,402,500	$873,500

12.      STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2015, we purchased 1,339 shares of common stock at an average price of $3.88 per share totaling approximately $5,200.  The maximum number of shares that may be repurchased in the future is 303,315.

13.      STOCK PURCHASE AGREEMENT

Prior to the fiscal year ended 2014, we acquired a 15.6% investment in Demibooks, Inc., obtained under a Stock Purchase Agreement.  Demibooks provides a publishing platform, Composer, a code-free way for publishers and self-published authors and illustrators to create interactive books for the iPad on the device itself.

During the fiscal year ended 2014, we identified an impairment indicator in the value of our investment in Demibooks, and determined the impairment to be other than temporary. We estimated the fair value of the investment to be $0 based on the estimated future cash flows, and recognized an impairment loss of $430,300, which is reflected on the statements of earnings under other expenses for fiscal year 2014.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $1,400,000 and $0 at February 28, 2015 and 2014, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.      SUBSEQUENT EVENT

On March 20, 2015, we paid the previously declared $0.08 dividend per share to shareholders of record as of March 13, 2015.

******