Form 10-Q
period 2015-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2015-07-15
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 10, 2015, there were 4,047,202 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31, 2015	February 28, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$371,400	$383,900
Accounts receivable, less allowance for doubtful accounts and sales returns of $365,800 (May 31) and $334,500 (February 28)	3,058,200	3,076,700
Inventories—Net	12,922,000	11,181,000
Prepaid expenses and other assets	407,800	374,200
Deferred income taxes	257,700	249,800
Total current assets	17,017,100	15,265,600

INVENTORIES—Net	358,600	350,800

PROPERTY, PLANT AND EQUIPMENT—Net	2,158,700	2,073,200

OTHER ASSETS	243,400	243,400
DEFERRED INCOME TAXES	75,700	80,200
TOTAL ASSETS	$19,853,500	$18,013,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,449,400	$2,237,700
Line of credit	1,700,000	1,400,000
Accrued salaries and commissions	912,000	618,100
Income taxes payable	202,500	63,600
Dividends payable	323,000	322,000
Other current liabilities	891,100	1,043,500
Total current liabilities	7,478,000	5,684,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 28) shares; Outstanding 4,037,572 (May 31) and 4,024,539 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	13,858,800	13,857,200
	23,615,000	23,613,400
Less treasury stock, at cost	(11,239,500)	(11,285,100)
Total shareholders' equity	12,375,500	12,328,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,853,500	$18,013,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2015	2014

GROSS SALES	$13,303,100	$10,720,400
Discounts and allowances	(4,207,600)	(3,801,900)
Transportation revenue	542,300	259,800
NET REVENUES	9,637,800	7,178,300
COST OF SALES	3,573,800	2,843,500
Gross margin	6,064,000	4,334,800

OPERATING EXPENSES:
Operating and selling	2,723,300	2,058,600
Sales commissions	2,314,600	1,419,900
General and administrative	484,400	472,300
Total operating expenses	5,522,300	3,950,800

OTHER INCOME (EXPENSE)	(10,000)	3,600

EARNINGS BEFORE INCOME TAXES	531,700	387,600

INCOME TAXES	207,100	147,900

NET EARNINGS	$324,600	$239,700

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

DIVIDENDS PER SHARE	$0.08	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,010,830	3,986,561
Diluted	4,010,830	3,986,561

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED May 31, 2015

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2015	6,041,040	$1,208,200	$8,548,000	$13,857,200	2,016,501	$(11,285,100)	$12,328,300
Purchases of treasury stock	-	-	-	-	59	(200)	(200)
Sales of treasury stock	-	-	-	-	(13,092)	45,800	45,800
Dividends declared ($.08/share)	-	-	-	(323,000)	-	-	(323,000)
Net earnings	-	-	-	324,600	-	-	324,600
BALANCE— May 31, 2015	6,041,040	$1,208,200	$8,548,000	$13,858,800	2,003,468	$(11,239,500)	$12,375,500

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:	$82,800	$(484,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(118,900)	(87,100)

Net cash used in investing activities	(118,900)	(87,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(200)	(4,400)
Cash received from sales of treasury stock	45,800	42,300
Borrowings under revolving credit agreement	300,000	475,000
Payments under revolving credit agreement
Dividends paid	(322,000)	(318,200)

Net cash provided by financing activities	23,600	194,700

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,500)	(376,600)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	383,900	680,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$371,400	$303,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,800	$1,300
Cash paid for income taxes	$71,500	$205,700

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The information shown with respect to the three months ended May 31, 2015 and 2014, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2015 and 2014 are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 28, 2015.

Note 2 – At May 31, 2015, the rate in effect under our previous agreement was 4.00%.  The revolving credit agreement was collateralized by substantially all of our assets.

We had $1,700,000 in borrowings outstanding on the revolving credit agreement at May 31, 2015 and $1,400,000 in borrowings at February 28, 2015. Available credit under the previous revolving credit agreement was $1,500,000 at May 31, 2015.

Effective July 7, 2015, we signed a Nineteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $4,000,000 line of credit through June 30, 2016.  Interest is payable monthly at the prime rate.

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2016 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended May 31, 2015, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2015
	May 31,	February 28,
Current:
Book inventory	$12,947,000	$11,206,000
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$12,922,000	$11,181,000

Non-current:
Book inventory	$723,900	$718,900
Inventory valuation allowance	(365,300)	(368,100)

Inventories net–non-current	$358,600	$350,800

Book inventory quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our primary supplier, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $4.4 million and $3.3 million for the three months ended May 31, 2015 and 2014, respectively.  Total inventory purchases from all suppliers were $5.7 million and $4.0 million for the three months ended May 31, 2015 and 2014, respectively.

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

Earnings Per Share:
	Three Months Ended May 31,
	2015	2014

Net earnings	$324,600	$239,700

Shares:

Weighted average shares outstanding - basic	4,010,830	3,986,561
Assumed exercise of options	-	-

Weighted average shares outstanding - diluted	4,010,830	3,986,561

Basic Earnings Per Share	$0.08	$0.06
Diluted Earnings Per Share	$0.08	$0.06

Stock options not considered above because they were antidilutive	10,000	10,000

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the three months ended May 31, 2015, we purchased 59 shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,256.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three months ended May 31, 2015 and 2014.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $1,057,400 and $740,700 for the three months ended May 31, 2015 and 2014, respectively.

Note 7 – We have two reportable segments:  EDC Publishing and Usborne Books & More (“UBAM”).  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  EDC Publishing markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.  UBAM markets its products through a network of independent sales consultants using a combination of direct sales, home shows, book fairs and internet web sales.

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

Information by industry segment for the three-month periods ended May 31, 2015 and 2014 follows:

NET REVENUES
	Three Months Ended May 31, 2015
	2015	2014
EDC Publishing	$2,619,600	$2,763,900
UBAM	7,018,200	4,414,400
Total	$9,637,800	$7,178,300

EARNINGS BEFORE INCOME TAXES
	Three Months Ended May 31, 2015
	2015	2014
EDC Publishing	$718,600	$809,300
UBAM	952,000	615,400
Other	(1,138,900)	(1,037,100)
Total	$531,700	$387,600

Note 8– The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standards apply to us.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. We are currently reviewing the ASU and assessing the potential impact on our financial statements.

Note 9– The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date.  A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $1,700,000 at May 31, 2015 and $1,400,000 at February 28, 2015. Management's estimates are based on the obligation’s characteristics, including a floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – On June 19, 2015 we paid the previously declared $0.08 dividend per share to shareholders of record as of June 12, 2015.

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

Overview

We operate two separate divisions, EDC Publishing and Usborne Books & More (“UBAM”), to sell the Usborne and Kane Miller lines of children’s books.  These two divisions each have their own customer base.  The EDC Publishing markets its products on a wholesale basis to various retail accounts.  UBAM markets its products to individual consumers as well as school and public libraries.

The following table shows statements of earnings data as a percentage of net revenues.

	Earnings as a Percent of Net Revenues
	Three Months Ended May 31,
	2015	2014
Net revenues	100.0%	100.0%
Cost of sales	37.1%	39.6%
Gross margin	62.9%	60.4%
Operating expenses:
Operating and selling	28.3%	28.7%
Sales commissions	24.0%	19.8%
General and administrative	5.0%	6.6%
Total operating expenses	57.3%	55.1%
Other income (expense)	(0.1)%	0.1%
Earnings before income taxes	5.5%	5.4%
Income taxes	2.1%	2.1%
Net earnings	3.4%	3.3%

Operating Results for the Three Months Ended May 31, 2015

We earned income before income taxes of $531,700 for the three months ended May 31, 2015 compared with $387,600 for the three months ended May 31, 2014.

Revenues

	For the Three Months Ended May 31,
	2015	2014	$ Change	% Change
Gross sales	$13,303,100	$10,720,400	$2,582,700	24.1
Less discounts and allowances	(4,207,600)	(3,801,900)	(405,700)	10.7
Transportation revenue	542,300	259,800	282,500	108.7
Net revenues	$9,637,800	$7,178,300	$2,459,500	34.3

UBAM’s gross sales increased $2,818,900 during the three-month period ending May 31, 2015 when compared with the same quarterly period a year ago.  This increase resulted from increases of:

•	204% in internet sales,
•	24% in school and library sales,
•	25% in home party sales,
•	13% in direct sales and
•	9% in fundraiser sales.

The increase is also attributed to a 32% increase in the number of active consultants (those with sales during the six-month period ending) at May 31, 2015 when compared to May 31, 2014.

The increase in internet sales is attributed to a 193% increase in the total number of orders and a 3% increase in average order size.  This significant increase in the total number of orders is a result of the growth in the use of social media by sales consultants to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 24% increase in the total number of orders.  Much of this change is a result of the increase in the number of sales consultants.

The increase in home party sales is attributed to a 94% increase in the total number of orders, offset by a 36% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.

The increase in direct sales is attributed to a 20% increase in the average order size, partially offset by a 5% decrease in the total number of orders.

The increase in fundraiser sales is attributed to an 8% increase in the average order size and a 1% increase in total number of orders.

EDC Publishing’s gross sales decreased $236,200 during the three-month period ending May 31, 2015 when compared with the same quarterly period a year ago.  We attribute this to a 43% decrease in sales to major national accounts, offset by a 15% increase in sales to smaller retail stores.  This decrease in sales to major national accounts was due in part to timing of reorders.

UBAM’s discounts and allowances were $1,247,700 and $748,700 for the quarterly periods ended May 31, 2015 and 2014, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales representatives (“consultants”). Sales are made to individual purchasers and school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 16.1% and 15.2% of UBAM’s gross sales for the quarterly periods ended May 31, 2015 and 2014, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $2,959,900 and $3,053,200 for the quarterly periods ended May 31, 2015 and 2014, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.1% and 52.6% of EDC Publishing’s gross sales for the quarterly periods ended May 31, 2015 and May 31, 2014, respectively.

Transportation revenue increased to $542,300 from $259,800 when comparing the quarterly period ended May 31, 2015 to the same period in 2014.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge which increased since the quarterly period ended May 31, 2014.

Expenses

	For the Three Months Ended May 31,
	2015	2014	$ Change	% Change
Cost of sales	$3,573,800	$2,843,500	$730,300	25.7
Operating and selling	2,723,300	2,058,600	664,700	32.3
Sales commissions	2,314,600	1,419,900	894,700	63.0
General and administrative	484,400	472,300	12,100	2.6
Total	$9,096,100	$6,794,300	$2,301,800	33.9

Cost of sales increased 25.7% for the three months ended May 31, 2015 when compared with the three months ended May 31, 2014.  Cost of sales as a percentage of gross sales were 26.9% and 26.5%, respectively, for each of the three-month periods ended May 31, 2015 and 2014, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $342,100 in the quarter ended May 31, 2015 and $301,200 in the quarter ended May 31, 2014.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of EDC Publishing, UBAM and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 20.5% for the quarter ended May 31, 2015 and 19.2% for the quarter ended May 31, 2014.

Sales commissions in EDC Publishing increased 9.9% to $90,300 for the three months ended May 31, 2015 when compared with the same quarterly period a year ago.  EDC Publishing sales commissions are paid on net sales and were 3.4% of net sales for the quarter ended May 31, 2015 and 3.0% for the quarter ended May 31, 2014.  Sales commissions in EDC Publishing fluctuate depending upon the amount of sales made to our house accounts, which are EDC Publishing’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in UBAM increased 66.3% to $2,224,300 for the three months ended May 31, 2015 when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM sales commissions were 28.8% of gross sales for the three months ended May 31, 2015 and 27.2% of gross sales for the three months ended May 31, 2014.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home shows, book fairs, school and library sales, and direct sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 39.0% for the quarter ended May 31, 2015 and 38.2% for the quarter ended May 31, 2014.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to pay dividends, repurchase outstanding shares of stock, and purchase property and equipment.  We utilize our bank credit facility to meet our short-term cash needs when necessary.

For the three-month period ended May 31, 2015, we experienced cash flow from operating activities of $82,800.  Cash flow from operating activities resulted primarily from an increase in certain current liabilities of $1,353,100, net income after taxes of $324,600, an increase in net income taxes payable of $138,900, and a decrease in accounts receivable of $18,400. These were offset by an increase in inventory of $1,748,800, related to new catalog titles and build-up of inventory related to increased sales, an increase in certain prepaid expenses and other current assets of $33,600, and an increase in deferred income taxes of $3,400.

Cash used in investing activities was $118,900 for the three-month period ended May 31, 2015.  This was for capital expenditures related to the on-going implementation of our data processing systems.  We estimate that total cash used in investing activities for fiscal year 2015 will be less than $500,000.  This would consist primarily of the cost of implementing our new data processing systems.

For the three-month period ended May 31, 2015, cash provided by financing activities was $23,600, resulting from borrowings under our revolving credit agreement of $300,000 and the sale of $45,800 of treasury stock, offset by dividend payments of $322,000, and the purchase of $200 of treasury stock.

We believe that in fiscal year 2016 we will experience overall positive cash flow and that this positive cash flow along with the bank credit facility will be adequate to meet our liquidity requirements for the foreseeable future.

We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 59 shares at a cost of $200 during the three-month period ended May 31, 2015.
At May 31, 2015, the rate in effect under our previous agreement was 4.00%.  The revolving credit agreement was collateralized by substantially all of our assets.

We had $1,700,000 in borrowings outstanding on the revolving credit agreement at May 31, 2015 and $1,400,000 in borrowings at February 28, 2015. Available credit under the previous revolving credit agreement was $1,500,000 at May 31, 2015.

Effective July 7, 2015, we signed a Nineteenth Amendment to the Credit and Security Agreement with Arvest Bank (the Bank) which provides a $4,000,000 line of credit through June 30, 2016.  Interest is payable monthly at the prime rate.

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 30, 2016 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended May 31, 2015, we had no letters of credit outstanding.

As of May 31, 2015 we did not have any commitments in excess of one year.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 72.8% of net revenues for the three-month period ended May 31, 2015 and 61.5% for the three-month period ended May 31, 2014.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2015 and February 28, 2015.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $95,400 at May 31, 2015 and $108,100 at February 28, 2015.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $723,900 at May 31, 2015 and $718,900 at February 28, 2015.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $390,300 and $393,100 as of May 31, 2015 and February 28, 2015, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2015. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

March 1 - 31, 2015	59	$4.12	59	303,256
April 1 -30, 2015	0	N/A	0	303,256
May 1 - 31, 2015	0	N/A	0	303,256
Total	59	$4.12	59

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 303,356 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date:  July 15, 2015                                                                                            By     /s/ Randall W. White
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