Form 10-Q
period 2015-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2016-01-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 11, 2016, there were 4,063,591 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	November 30, 2015	February 28, 2015

CURRENT ASSETS:
Cash and cash equivalents	$6,686,900	$383,900
Accounts receivable, less allowance for doubtful accounts and sales returns of $450,900 (November 30) and $334,500 (February 28)	3,758,000	3,076,700
Inventories—Net	11,373,400	11,181,000
Prepaid expenses and other assets	568,200	374,200
Deferred income taxes	245,100	249,800
Total current assets	22,631,600	15,265,600

INVENTORIES—Net	246,300	350,800

PROPERTY, PLANT AND EQUIPMENT—Net	1,332,800	2,073,200

FIXED ASSETS HELD FOR SALE	1,506,500	-

OTHER ASSETS	243,400	243,400

DEFERRED INCOME TAXES	66,100	80,200
TOTAL ASSETS	$26,026,700	$18,013,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,375,100	$2,237,700
Line of credit	-	1,400,000
Deferred revenues	1,375,000	-
Accrued salaries and commissions	2,741,600	618,100
Income taxes payable	785,600	63,600
Dividends payable	365,300	322,000
Other current liabilities	1,735,300	1,043,500
Total current liabilities	12,377,900	5,684,900

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (November 30 and February 28) shares; Outstanding 4,059,108 (November 30) and 4,024,539 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	15,032,000	13,857,200
	24,788,200	23,613,400
Less treasury stock, at cost	(11,139,400)	(11,285,100)
Total shareholders' equity	13,648,800	12,328,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,026,700	$18,013,200

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

GROSS SALES	$28,931,400	$15,178,900	$59,920,100	$37,234,500
Discounts and allowances	(6,751,600)	(4,800,800)	(16,953,700)	(13,413,900)
Transportation revenue	2,244,400	558,400	3,702,400	1,102,400
NET REVENUES	24,424,200	10,936,500	46,668,800	24,923,000
COST OF SALES	7,386,200	4,114,800	15,537,400	9,971,400
Gross margin	17,038,000	6,821,700	31,131,400	14,951,600

OPERATING EXPENSES:
Operating and selling	6,888,000	2,872,900	13,006,700	6,997,200
Sales commissions	7,549,400	2,595,200	12,924,800	5,192,300
General and administrative	564,800	476,600	1,561,700	1,481,700
Total operating expenses	15,002,200	5,944,700	27,493,200	13,671,200

OTHER EXPENSE	(2,700)	(18,800)	(34,400)	(26,300)

EARNINGS BEFORE INCOME TAXES	2,033,100	858,200	3,603,800	1,254,100

INCOME TAXES	774,600	331,800	1,376,300	491,900

NET EARNINGS	$1,258,500	$526,400	$2,227,500	$762,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.31	$0.13	$0.55	$0.19
Diluted	$0.31	$0.13	$0.55	$0.19

DIVIDENDS PER SHARE	$0.09	$0.08	$0.26	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,055,756	4,009,418	4,044,622	3,998,050
Diluted	4,060,293	4,009,418	4,046,192	3,998,050

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2015	6,041,040	$1,208,200	$8,548,000	$13,857,200	2,016,501	$(11,285,100)	$12,328,300
Purchases of treasury stock	-	-	-	-	163	(1,600)	(1,600)
Sales of treasury stock	-	-	-	-	(34,732)	147,300	147,300
Dividends paid ($.17/share)	-	-	-	(687,400)	-	-	(687,400)
Dividends declared ($.09/share)	-	-	-	(365,300)	-	-	(365,300)
Net earnings	-	-	-	2,227,500	-	-	2,227,500
BALANCE— November 30, 2015	6,041,040	$1,208,200	$8,548,000	$15,032,000	1,981,932	$(11,139,400)	$13,648,800

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:	$9,412,700	$(328,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(846,000)	(269,700)

Net cash used in investing activities	(846,000)	(269,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(1,600)	(5,100)
Cash received from sales of treasury stock	147,300	129,500
Borrowings under revolving credit agreement	1,550,000	3,400,000
Payments under revolving credit agreement	(2,950,000)	(2,000,000)
Dividends paid	(1,009,400)	(957,600)

Net cash provided by (used in) financing activities	(2,263,700)	566,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,303,000	(31,700)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	383,900	680,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$6,686,900	$648,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,600	$46,800
Cash paid for income taxes	$635,600	$369,900

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 –  The information shown with respect to the three and nine months ended November 30, 2015 and 2014, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2015 and 2014, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 28, 2015.

Note 2 – Effective November 18, 2015, we paid off and terminated our Credit and Security Agreement with Arvest Bank which provided a $4,000,000 line of credit.

We had no borrowings outstanding on our revolving credit agreement at November 30, 2015, no agreement was in place on that date.  We had $1,400,000 in borrowings at February 28, 2015 under our previous Credit and Security Agreement. No credit was available under a revolving credit agreement at November 30, 2015, as no agreement was in place as of that date.

Effective December 1, 2015, we signed a Loan Agreement with MidFirst Bank (the Bank) which provides a $4,000,000 line of credit through December 1, 2016.  Interest is payable monthly at the lessor of the maximum interest rate permitted under the Governing law, or the bank adjusted LIBOR Index plus 2.75% (4.23 % at December 1, 2015).

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than December 1, 2016, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended November 30, 2015, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2015
	November 30,	February 28,
Current:
Book inventory	$11,398,400	$11,206,000
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$11,373,400	$11,181,000

Non-current:
Book inventory	$586,400	$718,900
Inventory valuation allowance	(340,100)	(368,100)

Inventories net–non-current	$246,300	$350,800

Book inventory quantities in excess of what will be sold within the normal operating cycle, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $4.5 million and $2.5 million for the three months ended November 30, 2015 and 2014, respectively.  Total inventory purchases from all suppliers were $6.6 million and $3.2 million for the three months ended November 30, 2015 and 2014, respectively.

Purchases from this company were approximately $13.0 million and $9.2 million for the year-to-date period ended November 30, 2015 and 2014, respectively.  Total inventory purchases from all suppliers were $17.9 million and $11.4 million for the year-to-date period ended November 30, 2015 and 2014, respectively.

Note 4 – Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options.  In computing diluted EPS we have utilized the treasury stock method.  The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

Earnings Per Share:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

Net earnings	$1,258,500	$526,400	$2,227,500	$762,200

Shares:

Weighted average shares outstanding - basic	4,055,756	4,009,418	4,044,622	3,998,050
Assumed exercise of options	4,537	-	1,570	-

Weighted average shares outstanding - diluted	4,060,293	4,009,418	4,046,192	3,998,050

Basic Earnings Per Share	$0.31	$0.13	$0.55	$0.19
Diluted Earnings Per Share	$0.31	$0.13	$0.55	$0.19

Stock options not considered above because they were antidilutive	-	10,000	-	10,000

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the nine months ended November 30, 2015, we purchased 163 shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,152.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three and nine months ended November 30, 2015 and 2014.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $3,267,800 and $1,154,600 for the three months ended November 30, 2015 and 2014, respectively.  These costs were $5,872,900 and $2,694,500 for the nine months ended November 30, 2015 and 2014, respectively.

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

Information by industry segment for the three and nine-month periods ended November 30, 2015 and 2014, follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
EDC Publishing	$2,642,500	$2,998,600	$8,936,200	$9,022,600
UBAM	21,781,700	7,937,900	37,732,600	15,900,400
Total	$24,424,200	$10,936,500	$46,668,800	$24,923,000

EARNINGS BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
EDC Publishing	$796,200	$974,100	$2,762,100	$2,748,800
UBAM	3,376,400	1,076,700	5,408,700	1,846,300
Other	(2,139,500)	(1,192,600)	(4,567,000)	(3,341,000)
Total	$2,033,100	$858,200	$3,603,800	$1,254,100

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

In August 2015, FASB issued ASU No. 2015-15 “Interest—Imputation of Interest,” which modifies the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These changes allow an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, which means the first quarter of our fiscal year 2017.  We are currently reviewing the ASU and assessing the potential impact on our financial statements.

In November 2015, FASB issued ASU No. 2015-17, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $1,400,000 at February 28, 2015.  Management's estimates are based on the obligation’s characteristics, including a floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – On December 18, 2015, we paid the previously declared $0.09 dividend per share to shareholders of record as of December 11, 2015.

Note 11 – On December 1, 2015, subsequent to the end of our third quarter, we completed the purchase of a new facility to provide larger office and warehouse capacity which will accommodate the future growth of our operations.  The land, building and equipment associated with the facility were purchased for approximately $23,000,000 of which approximately $18,400,000 was financed through a ten-year bank loan, with the remainder paid from current working capital.  The bank loan has two tranches, tranche A with a principal amount of $13,400,000 at a contract interest rate of 4.23, and tranche B with a principal amount of $5,000,000 at the lessor of the maximum interest rate permitted under the Governing law, or the bank adjusted LIBOR Index plus 2.75% (4.23 % at December 1, 2015).

As part of the purchase, we entered into a 15-year lease with the seller, a non-related third party, who will lease approximately 181,300 square feet, or approximately 45.3% of the facility.  The lease terms are $105,800 per month, with a 2.0% annual increase adjustment.  The lease terms allow for one five-year extension at the expiration of the 15-year term.

Additionally, a letter of intent was signed on October 2, 2015, to sell our current facility, which has a carrying value of $1,506,500 and is recorded as Fixed Assets Held for Sale as of November 30, 2015.  This transaction is expected to be finalized during this fiscal year. Assets held for sale are recorded at the lower of the carrying value of the asset or fair value less costs to sell.

Note 12 – As of the end of our third quarter, we had received approximately $1,375,000 in payments for sales orders which were shipped out subsequent to the quarter ended in December 2015.  As of November 30, 2015, these prepaid sales orders are recognized as deferred revenue.

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

The following table shows statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues
	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.2%	37.6%	33.3%	40.0%
Gross margin	69.8%	62.4%	66.7%	60.0%
Operating expenses:
Operating and selling	28.2%	26.3%	27.9%	28.1%
Sales commissions	30.9%	23.7%	27.7%	20.8%
General and administrative	2.3%	4.4%	3.3%	5.9%
Total operating expenses	61.4%	54.4%	58.9%	54.8%
Other income (expense)	0.0%	(0.2%)	(0.1%)	(0.1%)
Earnings before income taxes	8.4%	7.8%	7.7%	5.1%
Income taxes	3.2%	3.0%	2.9%	2.0%
Net earnings	5.2%	4.8%	4.8%	3.1%

Operating Results for the Three Months Ended November 30, 2015

We earned income before income taxes of $2,033,100 for the three months ended November 30, 2015, compared with $858,200 for the three months ended November 30, 2014.

Revenues

	For the Three Months Ended November 30,
	2015	2014	$ Change	% Change
Gross sales	$28,931,400	$15,178,900	$13,752,500	90.6
Less discounts and allowances	(6,751,600)	(4,800,800)	(1,950,800)	40.6
Transportation revenue	2,244,400	558,400	1,686,000	301.9
Net revenues	$24,424,200	$10,936,500	$13,487,700	123.3

UBAM’s gross sales increased $14,418,200 during the three-month period ending November 30, 2015, when compared with the same quarterly period a year ago.  The sales increase resulted from increases of:

•	782% in internet sales,
•	187% in fundraiser sales,
•	53% in school and library sales, and
•	44% in home party sales

Over the past year the number of active sales consultants have increased 119% to 17,200 as of November 30, 2015, compared with 7,800 active consultants as of November 30, 2014.

Note that effective with the third quarter ending November 30, 2015, because a discernable difference no longer existed between the two, the direct sales as a category was merged into home party sales.

The increase in internet sales is attributed to a 641% increase in the total number of orders and a 19% increase in average order size.  This significant increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in fundraiser sales is attributed to a 100% increase in the average order size and a 43% increase in the total number of orders.

The increase in school and library sales is attributed to a 57% increase in the total number of orders and a 1% increase in the average order size.  Much of this change is a result of the increase in the number of sales consultants.

The increase in home party sales is attributed to a 245% increase in the total number of orders, offset by a 58% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.

EDC Publishing’s gross sales decreased $665,700 during the three-month period ending November 30, 2015, when compared with the same quarterly period a year ago.  We attribute this to a 36% decrease in sales to major national accounts, offset by a 13% increase in sales to smaller retail stores.  This decrease in sales to major national accounts was due in part to timing of reorders.

UBAM’s discounts and allowances were $3,855,300 and $1,592,700 for the quarterly periods ended November 30, 2015 and 2014, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 16.5% and 17.7% of UBAM’s gross sales for the quarterly periods ended November 30, 2015 and 2014, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $2,896,300 and $3,208,100 for the quarterly periods ended November 30, 2015 and 2014, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.4% and 51.8% of EDC Publishing’s gross sales for the quarterly periods ended November 30, 2015 and November 30, 2014, respectively.

Transportation revenue increased to $2,244,400 from $558,400 when comparing the quarterly period ended November 30, 2015, to the same period in 2014.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge which we increased in September 2014.

Expenses

	For the Three Months Ended November 30,
	2015	2014	$ Change	% Change
Cost of sales	$7,386,200	$4,114,800	$3,271,400	79.5
Operating and selling	6,888,000	2,872,900	4,015,100	139.8
Sales commissions	7,549,400	2,595,200	4,954,200	190.9
General and administrative	564,800	476,600	88,200	18.5
Total	$22,388,400	$10,059,500	$12,328,900	122.6

Cost of sales increased 79.5% for the three months ended November 30, 2015, when compared with the three months ended November 30, 2014.  Cost of sales as a percentage of gross sales were 25.5% and 27.1%, respectively, for each of the three-month periods ended November 30, 2015 and 2014.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $950,500 in the quarter ended November 30, 2015, and $355,200 in the quarter ended November 30, 2014.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 23.8% for the quarter ended November 30, 2015, and 18.9% for the quarter ended November 30, 2014.

Sales commissions in the Publishing Division increased 16.2% to $106,900 for the three months ended November 30, 2015, when compared with the same quarterly period a year ago.  Publishing Division sales commissions are paid on net sales and were 4.0% of net sales for the quarter ended November 30, 2015, and 3.1% for the quarter ended November 30, 2014.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 197.3% to $7,442,500 for the three months ended November 30, 2015, when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 31.8% of gross sales for the three months ended November 30, 2015, and 27.9% of gross sales for the three months ended November 30, 2014.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.1% for the quarter ended November 30, 2015, and 38.7% for the quarter ended November 30, 2014.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Operating Results for the Nine months Ended November 30, 2015

We earned income before income taxes of $3,603,800 for the nine months ended November 30, 2015, compared with $1,254,100 for the nine months ended November 30, 2014.

Revenues

	For the Nine Months Ended November 30,
	2015	2014	$ Change	% Change
Gross sales	$59,920,100	$37,234,500	$22,685,600	60.9
Less discounts and allowances	(16,953,700)	(13,413,900)	(3,539,800)	26.4
Transportation revenue	3,702,400	1,102,400	2,600,000	235.8
Net revenues	$46,668,800	$24,923,000	$21,745,800	87.3

UBAM’s gross sales increased $22,715,200 during the nine-month period ending November 30, 2015, when compared with the same period a year ago.  This increase resulted from increases of:

•	551% in internet sales,
•	84% in fundraiser sales,
•	44% in school and library sales, and
•	36% in home party sales

Over the past year the number of active sales consultants have increased 119% to 17,200 as of November 30, 2015, compared with 7,800 active consultants as of November 30, 2014.

Note that effective with the third quarter ending November 30, 2015, because a discernable difference no longer existed between the two, direct sales as a category was merged into home party sales.

The increase in internet sales is attributed to a 470% increase in the total number of orders and a 12% increase in average order size.  This significant increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in fundraiser sales is attributed to a 49% increase in the average order size and a 23% increase in total number of orders.

The increase in school and library sales is attributed to a 46% increase in the total number of orders, offset by a 2% decrease in the average size of these orders.  Much of this change is a result of the increase in the number of sales consultants.

The increase in home party sales is attributed to a 186% increase in the total number of orders, offset by a 53% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.

EDC Publishing’s gross sales decreased $29,600 during the nine-month period ending November 30, 2015, when compared with the same period a year ago.  We attribute this to a 10.8% decrease in sales to major national accounts, offset by a 3.7% increase in sales to smaller retail stores.  This decrease in sales to major national accounts was due in part to timing of reorders.

UBAM’s discounts and allowances were $7,061,700 and $3,573,800 for the nine-month periods ended November 30, 2015 and 2014, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers and school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 17.2% and 19.4% of UBAM’s gross sales for the nine-month periods ended November 30, 2015 and 2014, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $9,892,000 and $9,840,100 for the nine-month periods ended November 30, 2015 and 2014, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.6% and 52.2% of EDC Publishing’s gross sales for the nine-month periods ended November 30, 2015 and November 30, 2014, respectively.

Transportation revenue increased to $3,702,400 from $1,102,400 when comparing the year-to-date period ended November 30, 2015, to the same period in 2014.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge which we increased in September 2014.

Expenses

	For the Nine Months Ended November 30,
	2015	2014	$ Change	% Change
Cost of sales	$15,537,400	$9,971,400	$5,566,000	55.8
Operating and selling	13,006,700	6,997,200	6,009,500	85.9
Sales commissions	12,924,800	5,192,300	7,732,500	148.9
General and administrative	1,561,700	1,481,700	80,000	5.4
Total	$43,030,600	$23,642,600	$19,388,000	82.0

Cost of sales increased 55.8% for the nine months ended November 30, 2015, when compared with the nine months ended November 30, 2014.  Cost of sales as a percentage of gross sales were 25.9% and 26.8%, respectively, for each of the nine-month periods ended November 30, 2015 and 2014, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $1,697,500 in the nine-month period ended November 30, 2015, and $945,000 in the nine-month period ended November 30, 2014.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 21.7% for the nine-month period ended November 30, 2015, and 18.8% for the nine-month period ended November 30, 2014.

Sales commissions in the Publishing Division increased 7.9% to $298,300 for the nine months ended November 30, 2015, when compared with the same nine-month period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.3% of net sales for the nine-month period ended November 30, 2015 and 3.1% for the nine-month period ended November 30, 2014.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 156.9% to $12,626,500 for the nine months ended November 30, 2015, when compared with the same period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 30.7% of gross sales for the nine months ended November 30, 2015, and 26.7% of gross sales for the nine months ended November 30, 2014.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.2% for the nine-month period ended November 30, 2015, and 39.2% for the nine-month period ended November 30, 2014.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  Typically, our primary uses of cash are to pay dividends, repurchase outstanding shares of stock, and capital expenditures.  We utilized a bank credit facility to meet our short-term cash needs when necessary.

For the nine-month period ended November 30, 2015, we experienced cash flow from operating activities of $9,412,700.  Cash flow from operating activities resulted primarily from an increase in certain current liabilities, including UBAM sales commissions and accounts payable due to 120 day terms, of $5,952,700, net income after taxes of $2,227,500, an increase in net income taxes payable of $722,000, a decrease in accounts receivable of $681,300 and a decrease in deferred income taxes of $18,800.  These were offset by an increase in certain prepaid expenses and other current assets of $194,000 and an increase in inventory of $87,900.

Cash used in investing activities was $846,000 for the nine-month period ended November 30, 2015.  This was for capital expenditures related to the on-going implementation of our data processing systems, warehouse equipment and computer hardware.

For the nine-month period ended November 30, 2015, cash used in financing activities was $2,263,700, due to payments on our revolving credit agreement of $2,950,000, dividend payments of $1,009,400, and the purchase of $1,600 of treasury stock.  This was offset by borrowings under our revolving credit agreement of $1,550,000 and $147,300 of proceeds from the sale of treasury stock.

We believe that in fiscal year 2016 we will experience overall positive cash flow and that this positive cash flow will be adequate to meet our liquidity requirements for the foreseeable future.  We have a history of profitability and positive cash flow.  We can sustain planned operating levels with minimal capital requirements.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  Management believes the stock is undervalued and when stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 163 shares at a cost of $1,600 during the nine-month period ended November 30, 2015.  The maximum number of shares that can be repurchased in the future is 303,152.

Effective November 18, 2015, we paid off and terminated our Credit and Security Agreement with Arvest Bank which provided a $4,000,000 line of credit.

We had no borrowings outstanding on our revolving credit agreement at November 30, 2015, no agreement was in place on that date.  We had $1,400,000 in borrowings at February 28, 2015 under our previous Credit and Security Agreement. No credit was available under a revolving credit agreement at November 30, 2015, as no agreement was in place as of that date.

Effective December 1, 2015, we signed a Loan Agreement with MidFirst Bank (the Bank) which provides a $4,000,000 line of credit through December 1, 2016.  Interest is payable monthly at the lessor of the maximum interest rate permitted under the Governing law, or the bank adjusted LIBOR Index plus 2.75% (4.23 % at December 1, 2015).

This agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than December 1, 2016, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended November 30, 2015, we had no letters of credit outstanding.

As of November 30, 2015, we did not have any commitments in excess of one year.

On December 1, 2015, subsequent to the end of our third quarter, we completed the purchase of a new facility to provide larger office and warehouse capacity which will accommodate the future growth of our operations. The land, building and equipment associated with the facility were purchased for approximately $23,000,000 of which approximately $18,400,000 was financed through a ten-year bank loan, with the remainder paid from current working capital. The bank loan has two tranches, tranche A with a principal amount of $13,400,000 at a contract interest rate of 4.23, and tranche B with a principal amount of $5,000,000 at the LIBO interest rate.

As part of the purchase, we entered into a 15-year lease with the seller, a non-related third party, who will lease approximately 181,300 square feet, or approximately 45.3% of the facility. The lease terms are $105,800 per month, with a 2.0% annual increase adjustment. The lease terms allow for one five-year extension at the expiration of the 15-year term.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is shipped.  These sales accounted for 80.9% of net revenues for the nine-month period ended November 30, 2015, and 63.8% for the nine-month period ended November 30, 2014.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2015, and February 28, 2015.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $94,700 at November 30, 2015, and $108,100 at February 28, 2015.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $586,400 at November 30, 2015, and $718,900 at February 28, 2015.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $365,100 and $393,100 as of November 30, 2015, and February 28, 2015, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2015. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)

September 1 - 30, 2015	-	N/A	-	303,256
October 1 - 31, 2015	-	N/A	-	303,256
November 1 - 30, 2015	104	$9.58	104	303,152
Total	104	$9.58	104

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 303,152 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date: January 14, 2016	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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