Form 10-K
period 2016-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2016-05-26
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Avenue, Tulsa, Oklahoma	74146
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                                                       No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2015, on the NASDAQ Stock Market, LLC was $24,498,500.

As of May 26, 2016, 4,069,669 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2016 relating to our Annual Meeting of Shareholders to be held on July 19, 2016 are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1.    BUSINESS

(a)  General Development of Business

Educational Development Corporation (“EDC”) is the exclusive United States trade publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).  We were incorporated on August 23, 1965, in the State of Delaware. Our fiscal years end on February 29(28).

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

Percent Net Revenues by Division

	2016	2015
UBAM	83%	65%
Publishing	17%	35%
Total net revenues	100%	100%

 (c)  Narrative Description of Business

Products

As the sole United States trade publisher of the Usborne line of books, we offer over 2,000 different titles.  Many are interactive in nature, including our Touchy-Feely board books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books.  The majority of the titles published by Kane Miller Book Publishers originally were published in other countries in their native languages.

We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Usborne websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and the internet.  The division had approximately 19,600 consultants in 50 states at February 29, 2016.

EDC Publishing markets through commissioned trade representatives who call on book, toy, and specialty stores along with other retail outlets.  We also do in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders, totaling 22% of the Publishing division’s net sales, have been received from major book chains.

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

Employees
As of April 1, 2016, 150 full-time employees worked at our Tulsa and San Diego facilities; almost 60% of those are in the distribution warehouse.  We believe our relations with our employees are good.

Company Reports
Our annual and quarterly reports (Forms 10-K and 10-Q), current Form 8-K reports and amendments to those reports filed with the SEC are available for download from the Investor Relations portion of our website at www.edcpub.com.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

We are located at 5402 S 122nd E Ave, Tulsa, Oklahoma.  This facility is owned by us and contains approximately 400,000 square feet of office and warehouse space, of which 219,000 is utilized by us and  181,000 is occupied by a third-party tenant.  All product distributions are made from this 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order fulfillment, packaging, and shipment.  A facility located at 10302 E. 55th Pl., Tulsa, Oklahoma is also owned by us and contains approximately 95,000 square feet of warehouse space which is used to store our overflow inventory, along with approximately 10,000 square feet of office space that is currently vacant.  We also lease a small office in San Diego, California which houses Kane Miller Book Publishers.  We believe that our operating facilities meet both present and future capacity needs.

Item 3.     LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.     MINE SAFETY DISCLOSURES

None

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2016 and 2015, as reported by the NASDAQ, were as follows:

	2016		2015
Period	High	Low	High	Low
1st Qtr	5.00	3.97	3.92	3.57
2nd Qtr	6.05	4.58	4.95	3.71
3rd Qtr	14.27	6.30	4.88	4.04
4th Qtr	16.97	8.98	5.80	4.12

The number of shareholders of record of EDC’s common stock at February 29, 2016 was 576.

During fiscal year 2016, we paid quarterly dividends totaling $0.35 per share as follows:  $0.08 per share dividend on March 20, 2015, $0.09 per share dividend on June 19, 2015, $0.09 per share dividend on September 18, 2015, and $0.09 per share dividend on December 18, 2015.  An additional $0.09 per share dividend was declared on February 26, 2016 and was paid during fiscal year 2017 on March 18, 2016.

We had no repurchases of our common stock during the fourth quarter of fiscal year 2016 and a maximum number of shares that may be repurchased totaling 303,152.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan
				303152
December 1 - 31, 2015	-	-	-	303,152
January 1 - 31, 2016	-	-	-	303,152
February 1 - 29, 2016	-	-	-	303,152
Total	-	$-	-

(1)	In April 2008 the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

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

Publishing Division Net Revenues by Market Type
	FY 2016	FY 2015
National chain stores	22%	26%
All other	78%	74%
Total net revenues	100%	100%

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

Net Revenues for Publishing Division
	FY 2016	FY 2015
Net Revenues	$10,831,400	$11,532,500

Publishing division’s net revenues decreased $701,100 in fiscal year 2016 from fiscal year 2015, or 6.1%.  Net revenues were up 5.0% for smaller retail stores and down 14.4% for national chain stores.

Usborne Books & More (“UBAM”) Division

UBAM is a multi-level direct selling organization that markets its products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as school and public libraries.  Revenues are generated through internet sales, home shows, book fairs and contracts with school and public libraries.  This past fiscal year continued a significant shift toward online home shows via social media outlets, such as Facebook.

An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants (defined as those with sales during the past six months) recruit new sales consultants.  UBAM makes it easy to recruit by providing signing kits for which new consultants can earn partial or full reimbursement based on established sales criteria.  UBAM provides an extensive handbook that is a valuable tool in explaining the various programs to the new recruit.

Consultants During Year
	FY 2016	FY 2015
New Sales Representatives	18,000	6,500
Active Sales Representatives End of Fiscal Year	19,600	7,800

The UBAM division presently has six levels of sales representatives:

•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

Upon signing up, each individual is considered a consultant.  Consultants receive commissions from each sale they make; the commission rate  is determined by the marketing program under which the sale is made.  In addition, consultants receive a monthly sales bonus once their sales reach an established monthly goal.  Consultants who recruit other consultants and meet certain established criteria are eligible to become team leaders.  Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups.

Once team leaders reach certain established criteria, they become senior team leaders and are eligible to earn promotion bonuses on their downline groups.  Once senior team leaders reach certain established criteria, they become executive team leaders, senior executive team leaders or directors.  Executive team leaders and higher may receive an additional monthly override payment based upon the sales of their downline groups.

During fiscal year 2016, a significant shift, which began during the prior fiscal year, continued in our home party sales model from our traditional, in-person home parties.  With the increased use of social media, online venues such as Facebook, have become a popular outlet for these events.  This allows customers to ‘attend’ online from any location.  While we had marked growth in both home party net revenues, after commissions, and in internet net revenues, after commissions, this shift is most evident in the proportion of internet and home show orders to the total net revenues, after commissions.

Net Revenues, after Commissions, for UBAM Division
	FY 2016	FY 2015
Net Revenues	$52,786,900	$21,015,800
Less commissions	(17,710,800)	(6,491,500)
Net Revenues, after commissions	$35,076,100	$14,524,300

Percent of Net Revenues, after Commissions, by UBAM Marketing Program
	FY 2016	FY 2015
Internet	54%	23%
School & Library	20%	41%
Home Shows	12%	25%
Fund Raisers	2%	2%
Transportation Revenues	12%	9%
Totals	100%	100%

Number of Orders by UBAM Marketing Program
	FY 2016	FY 2015
Internet	561,000	91,700
School & Library	21,400	14,000
Home Shows	98,800	30,200
Fund Raisers	1,300	1,000
	682,500	136,900

This increase in net revenues, after commissions, resulted from increases in the following:

•	598% in internet sales
•	50% in school and library sales
•	42% in home party sales
•	135% in fundraiser sales

The increase in net revenues, after commissions, is greatly attributed to a 151% increase in the number of active consultants  at the end of fiscal year 2016.

The increase in internet net revenues, after commissions, is attributed to 512% more orders placed during the period, along with a 15% increase in average order size.  Customers order via the consultants’ UBAM-hosted web sites, which have been customized to their own preferences.  Orders are processed through a shopping cart and the consultant receives sales credit and commission on the sales.  Much of the increase in internet sales resulted from the use of social media to host virtual parties, frequently referred to as “Facebook Parties” and from the increase in the number of sales consultants.

The school and library marketing program increase is attributed to a 53% increase in the number of orders, offset by the average order size decreased of 2% over the prior fiscal year.   Much of this change is a result of the increase in the number of sales consultants.

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

The increase in home party sales, including the discontinued category of “direct sales”, after commissions, is attributed to a 227% increase in the total number of orders, offset by a 56% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.  Consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show and makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the show, including online orders. These online orders are reported as internet sales, which has resulted in smaller average home show order sizes.  Customer specials are available for customers when they order a selected amount.  Additionally, home shows provide an excellent opportunity for recruiting new consultants.

Our fund-raising program, Cards for a Cause, increased 135% in sales, after commissions, over the prior year.  This resulted from a 30% increase in the number of orders and a 71% increase in the average size of these orders over the prior fiscal year.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support themselves and their related causes.

Transportation revenues increased 270% during fiscal year 2016.  Transportation revenues are based on sales order size, with minimums per order depending on order type.  This increase is partially due to the increase in the number of smaller orders for which a standard minimum is applied, along with a full year benefit of a 20% increase in that minimum which occurred halfway through fiscal year 2015.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  Typically, our primary source of cash is generated from our operations.  Outside of cash used in operating activities, generally our primary uses of cash are to pay down our outstanding bank credit facility loan balance, for capital expenditures, to pay dividends, and to acquire treasury stock.  During fiscal year 2016, we utilized our bank credit facility to meet some cash requirements.  At fiscal year end, our revolving bank credit facility loan balance was $3,331,800.

During fiscal year 2016, we experienced positive cash flow from our operations of $6,650,600.  Cash flow resulted from the following:

•	an increase in accounts payable, accrued salaries and commissions, and other current liabilities of $6,837,000,
•	an increase in deferred revenue of $2,925,200
•	net earnings of $2,119,300,
•	the provision for doubtful accounts and sales returns of $1,239,600,
•	an increase in net income tax payable/receivable of $739,500, and
•	depreciation expense of $274,500.

Offset by:
•	an increase in inventories of $6,048,600,
•	an increase in prepaid expenses and other assets of $672,500,
•	an increase in accounts receivable of $676,200,
•	provision for inventory valuation allowance of $68,100, and
•	deferred income tax benefit of $19,100.

The significant increase in accounts payable, accrued salaries and commissions, and other current liabilities is primarily a result of the current payments owed to our suppliers for our increased inventory stock required to sustain our sales increase.

The increase in deferred revenue is primarily a result of orders received for the UBAM division, but not shipped by the end of fiscal year 2016.

Cash used in investing activities was $24,911,600 for capital expenditures.  On December 1, 2015, we closed on a new facility which has allowed us to expand to accommodate our growth over the past year.

Our capital expenditures included:

•	Purchase of new facility of $23,213,600
•	Warehouse rack system for new facility of $1,074,000
•	Additional investment in accounting and UBAM software systems of $410,400
•	Warehouse equipment of $95,400
•	Other improvements to new facility of $94,800

Cash provided by financing activities was $19,060,800, which was primarily due to $18,400,000 in long-term debt related to the purchase of our new facility, offset by long-term debt payments of $97,200.  Also, $4,881,800 in borrowings were provided under our revolving credit agreement, offset by $2,950,000 in payments against this agreement.  Additionally, $202,500 was provided from the sale of treasury stock, offset by $1,600 paid to acquire treasury stock.  Cash was also used for dividend payments of $1,374,700.

In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2016 and 2015, we declared dividends equal to 67% and 149%, respectively, of net income after taxes.

Our Board of Directors adopted a stock repurchase plan in which we may purchase up to an additional 500,000 shares as market conditions warrant.  When management believes the stock is undervalued and when stock becomes available at an attractive price, we can utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

(3) Results of Operations

Earnings as a Percent of Net Revenues
	FY 2016	FY 2015
Net revenues	100.0%	100.0%
Cost of sales	32.2%	39.2%
Gross margin	67.8%	60.8%
Operating expenses:
Operating and selling	30.5%	29.2%
Sales commissions	28.4%	21.0%
General and administrative	3.7%	6.3%
Total operating expenses	62.6%	56.5%
Other income, net	0.4%	0.0%
Earnings before income taxes	5.6%	4.3%
Income taxes	2.3%	1.7%
Net earnings	3.3%	2.6%

Fiscal Year 2016 Compared with Fiscal Year 2015

The following presents an overview of our results of operations for years ended February 29, 2016 and February 28, 2015.  We had earnings before income taxes of $3,545,900 for fiscal year 2016 compared with $1,402,500 for fiscal year 2015.

 Revenues

	FY 2016	FY 2015	$ Change
Gross sales	$80,319,400	$48,345,400	$31,974,000
Less discounts & allowances	(22,061,500)	(17,273,100)	(4,788,400)
Transportation revenue	5,360,400	1,476,000	3,884,400
Net revenues	$63,618,300	$32,548,300	$31,070,000

UBAM’s gross sales increased 138.0% or $33,274,800 during fiscal year 2016 to $57,385,300 when compared with fiscal year 2015.  This increase is attributable to a 151% increase in the number of independent sales consultants, with resulting increases in all types of sales, including internet, school and library/book fair, home parties, and fund raisers.  The overall number of orders was up 398% due to increases in internet, home show, school and library, and fund raiser orders.  Average sales per order for this division were down 48%, primarily due to a shift from larger home party orders to multiple individual online orders per internet-based party.

EDC Publishing’s gross sales decreased 5.4% or $1,300,800 during fiscal year 2016 when compared with fiscal year 2015.  Sales increased by 5.0% to smaller retail stores and decreased by 14.4% to national chain stores.

UBAM’s discounts and allowances were $9,927,900 in fiscal year 2016 and $4,533,600 in fiscal year 2015.  Most sales by UBAM are at retail.  As a part of UBAM’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM division will vary from year to year depending upon the marketing programs in place during any given year.  UBAM’s discounts and allowances were 17.3% of UBAM’s gross sales in fiscal year 2016 and 18.8% in fiscal year 2015.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM division due to the different customer markets that each division targets.  The Publishing division’s discounts and allowances were $12,133,600 in fiscal year 2016 and $12,739,500 in fiscal year 2015.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.9% of their gross sales in fiscal year 2016 and 52.6% in fiscal year 2015.

Transportation revenues increased $3,884,400 or 263.2% in fiscal year 2016, due primarily to the increase in UBAM gross sales during the year and the shift in sales to more, smaller internet-based orders, which each are subject to a flat minimum shipping charge.  Also, we realized the benefit of a full year with a 20% increase in the minimum shipping charge made during fiscal year 2015.

Expenses

	FY 2016	FY 2015	$ Change
Cost of sales	$20,494,200	$12,763,900	$7,730,300
Operating and selling	19,419,400	9,515,400	9,904,000
Sales commissions	18,062,800	6,842,700	11,220,100
General and administrative	2,328,500	2,039,900	288,600
Total	$60,304,900	$31,161,900	$29,143,000

Cost of sales increased 60.6% in fiscal year 2016 when compared with fiscal year 2015.  Our cost of products is 22% to 28% of the gross sales price, depending upon the product.  The percentage change in gross sales to the percentage change in cost of sales, depends largely on the mix of products sold.  Approximately 67% of our products come from one vendor, where the cost of the products is a fixed percentage of the retail price.  Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges), along with royalties accrued for sales of Kane Miller titles for which we have royalty payment contracts.  The costs of our distribution network are not included in our cost of sales, but rather in our operating and selling expenses.

Operating and selling expenses include purchasing and receiving, inspection, warehousing, and other costs of our distribution network.  These costs totaled $2,865,700 in fiscal year 2016 and $1,259,500 in fiscal year 2015.  In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing and UBAM divisions, along with the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 24.2% for fiscal year 2016 and 19.7% for fiscal year 2015.

Sales commissions for EDC Publishing increased $800 for the fiscal year ended 2016.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.  Publishing division sales commissions are paid on net sales and were 3.2% for fiscal year 2016 and 3.0% for fiscal year 2015.

Sales commissions for UBAM increased $11,219,300.  UBAM division sales commissions are paid based on the retail price of non-promotional products sold and were 30.9% of UBAM gross sales for fiscal year 2016 and 26.9% for fiscal year 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Internet sales, home shows, book fairs, school and library sales and fundraiser sales have different commission rates.  Also, another factor contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The increase in sales commissions is the result of higher gross sales in the UBAM division.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses as a percentage of gross sales were 2.9% for fiscal year 2016 and 4.2% for fiscal year 2015.

The tax provision for fiscal year 2016 was $1,426,600.  The effective rate for fiscal year 2016 was 40.2% and for fiscal year 2015 was 38.7%.  Our effective tax rate is higher than the Federal statutory rate due to an IRS audit settlement for $67,800 of our 2012 tax year, state income and franchise taxes.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  UBAM’s sales are paid at the time the product is ordered.  These sales accounted for 83% and 65% of net revenues in fiscal years 2016 and 2015, respectively.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.   We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.  Management has estimated and included a reserve for sales returns of $100,000 for the years ended February 29, 2016 and February 28, 2015.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated an allowance for doubtful accounts of $401,900 and $234,500 as of February 29, 2016 and February 28, 2015, respectively.

Inventory

Management continually estimates and calculates the amount of noncurrent inventory.  The inventory arises due to occasional purchases of book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales was classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $469,000 and $718,900 at February 29, 2016 and February 28, 2015, respectively.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and noncurrent inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and noncurrent inventory of $325,000 and $393,100 as of February 29, 2016 and 2015, respectively.

Our product line contains approximately 2,000 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a three to four-month lead-time to have a title reprinted and delivered to us.

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

In August 2015, FASB issued ASU No. 2015-15 “Interest—Imputation of Interest,” which modifies the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  These changes allow an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, which means the first quarter of our fiscal year 2017.We are currently reviewing the ASU and assessing the potential impact on our financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases,” which is intended to establish a comprehensive new lease accounting model.  The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset.  The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020.  The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.  We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new standard is effective for interim and annual periods beginning after December 15, 2016, which means the first quarter of our fiscal year 2018.  We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 begins at page 23.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of February 29, 2016.  This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Under the supervision and with the participation of our management, including our President and our Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 29, 2016.  The original framework was updated with the issuance of the 2013 Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has not yet implemented the 2013 Framework, but does not deem it impacting our effective assessment conclusion.

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

Item 9B.     OTHER INFORMATION

None

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)            Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2016.

(b)            Identification of Executive Officers

Information regarding our executive officers required by Item 401 of Regulation S-K is presented in Item 1 hereof under the subcaption “Executive Officers” as permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

(c)            Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2016.

Item 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2016.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2016.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.      PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 19, 2016.

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

10.7
Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between us and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.8	Employment Agreement between Randall W. White and the Company dated February 28, 2004.

10.9	Eleventh Amendment dated June 30, 2009 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.10	Twelfth Amendment dated June 30, 2010 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.11	Thirteenth Amendment dated June 30, 2011 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.12	Fourteenth Amendment dated June 30, 2012 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.13	Fifteenth Amendment dated June 30, 2013 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.14	Sixteenth Amendment dated June 30, 2014 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.15	Seventeenth Amendment dated September 19, 2014 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.16	Eighteenth Amendment dated June 30, 2015 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.17	Nineteenth Amendment dated July 7, 2015 to Restated Loan Agreement between the Company and Arvest Bank, Tulsa, OK.

10.18	Loan Agreement dated December 1, 2015 by and between the Company and MidFirst Bank, Tulsa, OK.

10.19	Purchase and Sale Agreement dated October 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK.

10.20	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK.

10.21	First Amendment Loan Agreement dated March 10, 2016 by and between the Company and MidFirst Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:            May 26, 2016                                  By:  /s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 26, 2016	/s/ Randall W. White
Randall W. White
Chairman of the Board
President, Treasurer and
Director

	May 26, 2016	/s/ John A. Clerico
John A. Clerico, Director

	May 26, 2016	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 26, 2016	/s/ Kara Gae Neal
Kara Gae Neal, Director

	May 26, 2016	/s/ Betsy Rickert
Betsy Rickert, Director

	May 26, 2016	/s/ Marilyn Pinney
Marilyn Pinney
Controller and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 29, 2016 and February 28, 2015, and the related statements of earnings, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 26, 2016

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 29(28),

ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$1,183,700	$383,900
Accounts receivable, less allowance for doubtful accounts and sales returns $501,900 (2016) and $334,500 (2015)	2,513,300	3,076,700
Inventories—Net	17,479,500	11,181,000
Prepaid expenses and other assets	1,028,100	374,200
Deferred income taxes	298,200	249,800
Total current assets	22,502,800	15,265,600

INVENTORIES—Net	169,000	350,800

PROPERTY, PLANT AND EQUIPMENT—Net	26,710,300	2,073,200

OTHER ASSETS	262,000	243,400
DEFERRED INCOME TAXES	50,900	80,200

TOTAL ASSETS	$49,695,000	$18,013,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,801,300	$2,237,700
Line of credit	3,331,800	1,400,000
Deferred revenues	2,925,200	-
Current maturities of long-term debt	615,400	-
Accrued salaries and commissions	1,202,500	618,100
Income taxes payable	803,100	63,600
Dividends payable	366,300	322,000
Other current liabilities	1,732,500	1,043,500
Total current liabilities	18,778,100	5,684,900

LONG-TERM DEBT—Net of current maturities	17,687,400	-
Total liabilities	36,465,500	5,684,900

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 shares; Outstanding 4,064,610 (2016) and 4,024,539 (2015) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,557,500	13,857,200
	24,313,700	23,613,400
Less treasury stock, at cost	(11,084,200)	(11,285,100)
Total shareholders’ equity	13,229,500	12,328,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,695,000	$18,013,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 29(28),

	2016	2015

GROSS SALES	$80,319,400	$48,345,400
Less discounts and allowances	(22,061,500)	(17,273,100)
Transportation revenue	5,360,400	1,476,000
NET REVENUES	63,618,300	32,548,300
COST OF SALES	20,494,200	12,763,900
Gross margin	43,124,100	19,784,400

OPERATING EXPENSES:
Operating and selling	19,419,400	9,515,400
Sales commissions	18,062,800	6,842,700
General and administrative	2,328,500	2,039,900
Total operating expenses	39,810,700	18,398,000

INTEREST EXPENSE	244,900	54,000

OTHER INCOME	(477,400)	(70,100)

EARNINGS BEFORE INCOME TAXES	3,545,900	1,402,500

INCOME TAXES	1,426,600	543,300
NET EARNINGS	$2,119,300	$859,200

BASIC AND DILUTED EARNINGS
PER SHARE:
Basic	$0.52	$0.21
Diluted	$0.52	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,049,154	4,003,702
Diluted	4,051,678	4,003,702
Dividends per share	$0.35	$0.32

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29(28),

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2014	6,041,040	$1,208,200	$8,548,000	$14,280,500	2,063,097	$(11,454,300)	$12,582,400
Purchases of treasury stock	-	-	-	-	1,339	(5,200)	(5,200)
Sales of treasury stock	-	-	-	-	(47,935)	174,400	174,400
Dividends declared ($0.08/share)	-	-	-	(322,000)	-	-	(322,000)
Dividends paid ($0.24/share)	-	-	-	(960,500)	-	-	(960,500)
Net earnings	-	-	-	859,200	-	-	859,200
BALANCE—February 28, 2015	6,041,040	$1,208,200	$8,548,000	$13,857,200	2,016,501	$(11,285,100)	$12,328,300
Purchases of treasury stock	-	-	-	-	163	(1,600)	(1,600)
Sales of treasury stock	-	-	-	-	(40,234)	202,500	202,500
Dividends declared ($0.09/share)	-	-	-	(366,300)	-	-	(366,300)
Dividends paid ($0.26/share)	-	-	-	(1,052,700)	-	-	(1,052,700)
Net earnings	-	-	-	2,119,300	-	-	2,119,300
BALANCE—February 29, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29(28),

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,119,300	$859,200
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	274,500	129,400
Deferred income taxes	(19,100)	700
Provision for doubtful accounts and sales returns	1,239,600	1,281,000
Provision for inventory valuation allowance	(68,100)	-
Changes in assets and liabilities:
Accounts receivable	(676,200)	(1,356,900)
Inventories, net	(6,048,600)	(1,192,200)
Prepaid expenses and other assets	(672,500)	(88,000)
Accounts payable, accrued salaries and commissions, and other current liabilities	6,837,000	182,500
Deferred revenue	2,925,200	-
Income tax payable	739,500	(77,300)
Total adjustments	4,531,300	(1,120,800)
Net cash provided by (used in) operating activities	6,650,600	(261,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,911,600)	(325,000)
Net cash used in investing activities	(24,911,600)	(325,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt	(97,200)	-
Proceeds from long-term debt	18,400,000	-
Cash received from sale of treasury stock	202,500	174,400
Cash paid to acquire treasury stock	(1,600)	(5,200)
Borrowings under line of credit	4,881,800	4,550,000
Payments under line of credit	(2,950,000)	(3,150,000)
Dividends paid	(1,374,700)	(1,278,700)
Net cash provided by financing activities	19,060,800	290,500
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	799,800	(296,100)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	383,900	680,000
CASH AND CASH EQUIVALENTS—END OF YEAR	$1,183,700	$383,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$179,800	$54,000
Cash paid for income taxes	$706,400	$619,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $20.0 million and $12.2 million for the years ended February 29, 2016 and February 28, 2015, respectively.  Total inventory purchases for those same periods were approximately $29.8 million and $15.3 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  Insurance coverage on our cash balances was limited to $250,000 and our cash balances exceed federally insured limits.  The majority of payments due from banks for third party credit card transactions process within two business days.  These amounts due are classified as cash and cash equivalents.  Cash and cash equivalents also include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.

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

Inventories—Inventories are stated at the lower of cost or market.  Cost is determined using the first-in-first-out method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Inventories are presented net of a valuation allowance.  Management has estimated and included an allowance for slow moving inventory for both current and noncurrent inventory.  This allowance is based on management’s analysis of inventory on hand at February 29, 2016 and February 28, 2015.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Building improvements	10 – 15 years
Machinery, equipment	3 – 15 years
Furniture and fixtures	3 years

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

Revenue Recognition—Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  The UBAM division’s sales are paid at the time the product is ordered.  These sales accounted for 83% of net revenues in fiscal year 2016 and 65% in fiscal year 2015.  Sales which have been paid but not shipped are classified as deferred revenue on the balance sheet.

Allowances for estimated sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores related to damages which occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $100,000 as of February 29, 2016 and February 28, 2015.

Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $531,500 and $367,300 for the years ended February 29, 2016 and February 28, 2015, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $8,655,600 and $3,719,300 for the years ended February 29, 2016 and February 28, 2015, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, were $244,900 and $54,000 for the years ended February 29, 2016 and February 28, 2015, respectively.

Earnings per Share—Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options.  In computing Diluted EPS, we have utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below.

	Year Ended February 29(28),
	2016	2015
Earnings Per Share:
Net earnings applicable to common shareholders	$2,119,300	$859,200

Shares:
Weighted average shares outstanding–basic	4,049,154	4,003,702
Assumed exercise of options	2,524	-

Weighted average shares outstanding–diluted	4,051,678	4,003,702

Diluted Earnings Per Share
Basic	$0.52	$0.21
Diluted	$0.52	$0.21
Stock options not considered above because they were antidilutive	-	10,000

Long-Lived Asset Impairment— We review the value of long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.  No impairment was noted as a result of such review during the years ended February 29, 2016 and February 28, 2015.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases,” which is intended to establish a comprehensive new lease accounting model.  The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset.  The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020.  The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.  We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new standard is effective for interim and annual periods beginning after December 15, 2016, which means the first quarter of our fiscal year 2018.We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

2.            INVENTORIES

  Inventories consist of the following:

	February 29(28),
	2016	2015
Current:
Book inventory	$17,504,500	$11,206,000
Inventory valuation allowance	(25,000)	(25,000)
Inventories net–current	$17,479,500	$11,181,000

Noncurrent:
Book inventory	$469,000	$718,900
Inventory valuation allowance	(300,000)	(368,100)
Inventories net–noncurrent	$169,000	$350,800

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29(28),
	2016	2015
Land	$4,107,200	$250,000
Building	20,321,800	2,124,700
Building improvements	2,735,800	781,600
Machinery and equipment	2,190,300	1,706,400
Furniture and fixtures	85,700	75,700
System installations in progress	610,000	200,800
	30,050,800	5,139,200
Less accumulated depreciation	(3,340,500)	(3,066,000)
	$26,710,300	$2,073,200

On December 1, 2015, we completed the purchase of a new facility  to provide larger office and warehouse capacity which will accommodate the future growth of our operations.  The land, building and equipment associated with the facility were purchased for $23,213,000, which includes $327,000 of transaction costs. Refer to Note 7 and Note 8 for additional information.

4.         OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 29(28),
	2016	2015
Accrued royalties	$578,200	$368,200
Accrued UBAM trip incentives	705,200	323,700
Interest payable	65,000	-
Sales tax payable	145,700	181,000
Other	238,400	170,600
	$1,732,500	$1,043,500

5.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 29(28) are as follows:

	2016	2015
Current:
Deferred tax assets:
Allowance for doubtful accounts	$40,000	$41,100
Inventory overhead capitalization	131,000	86,900
Inventory valuation allowance	9,500	9,500
Allowance for sales returns	38,000	38,000
Accruals	79,700	74,300

Deferred tax assets-current	298,200	249,800

Noncurrent:
Deferred tax assets:
Inventory valuation allowance	$114,000	$143,300
Capital loss carryforward	163,600	163,600
Subtotal deferred tax assets	277,600	306,900
Less valuation allowance	(163,600)	(163,600)
Total net deferred tax assets	114,000	143,300

Deferred tax liabilities:
Property, plant and equipment	(63,100)	(63,100)

Deferred tax liabilities	(63,100)	(63,100)

Net deferred tax asset-noncurrent	$50,900	$80,200

Management has assessed the evidence to estimate whether sufficient future capital gains will be generated to utilize the existing capital loss carryforward.  As no current expectation of capital gains exists, Management has  determined that a valuation allowance is necessary to reduce the carrying value of deferred tax assets as it is “more likely than not” that such assets are unrealizable.

The amount of the deferred tax asset considered realizable, however, could be adjusted if future capital gains are generated during the carryforward period which ends February 28, 2019.  Management has determined that no valuation allowance is necessary to reduce the carrying value of other deferred tax assets as it is “more likely than not” that such assets are realizable.

The amount of the deferred tax liability related to property, plant and equipment could be adjusted if a scheduled future cost segregation analysis, expected to be completed by the end of the second fiscal quarter 2017, results in changes which affect this liability.

The components of income tax expense are as follows:

	February 29(28),
	2016	2015
Current:
Federal	$1,210,900	$439,200
State	234,800	103,400
	1,445,700	542,600
Deferred:
Federal	(16,100)	600
State	(3,000)	100
	(19,100)	700
Total income tax expense	$1,426,600	$543,300

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:

	February 29(28),
	2016	2015
Tax expense at federal statutory rate	$1,205,600	$476,800
Federal income tax audit expense for 2012	67,900	-
State income tax–net of federal tax benefit	158,200	73,300
Other	(5,100)	(6,800)
Total income tax expense	$1,426,600	$543,300

We file our tax returns in the U.S. and certain state jurisdictions.  We are no longer subject to income tax examinations by tax authorities for fiscal years before 2013.

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

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $51,400 and $44,900 in the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from Treasury stock amounted to 40,121 net shares and 47,935 net shares in the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

7.       COMMITMENTS

In connection with the purchase of the facility, disclosed in Note 3, we entered into a 15-year lease with the seller, a non-related third party, who will lease 181,300 square feet, or 45.3% of the facility.  The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition was estimated as $10,159,000, which was also the carrying cost as of February 29, 2016.  The accumulated depreciation associated with the leased assets as of February 29, 2016, was $88,000.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net classification in the balance sheet.

The lessee will pay $105,800 per month, with a 2.0% annual increase adjustment on the anniversary of the lease.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenue associated with the lease is being recorded on a straight-line basis and is reported in Other Income on the statement of earnings.

The following table reflects future minimum rental income payments under the non-cancellable portion of this lease as of February 29, 2016:

Year ending February 28(29),
2017	$1,275,400
2018	1,301,000
2019	1,327,000
2020	1,353,500
2021	1,380,600
Thereafter	14,992,400
Total	$21,629,900

At February 29, 2016, we had outstanding purchase commitments for inventory totaling approximately $18,143,200, which is due during fiscal year 2017.  Of these commitments, $14,370,300 were with Usborne, $3,550,000 with various Kane Miller publishers and the remaining $223,000 with other suppliers.

Rent expense for the year ended February 29, 2016 was $26,100.  As of February 29, 2016, we did not have any lease commitments in excess of one year.

8.          DEBT

  Debt consists of the following:

	February 29(28),
	2016	2015

Line of credit	$3,331,800	$1,400,000

Long-term debt	$18,302,800	$-
Less current maturities	(615,400)	-
Total	$17,687,400	$-

  In connection with our purchase of the new facility, disclosed in Note 3, and effective December 1, 2015, we signed a Loan Agreement with MidFirst Bank (the Bank) including a Term Loan comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.  The Loan Agreement also provides a $4.0 million revolving loan (“line of credit”) through December 1, 2016. Available credit under the line of credit agreement was $668,200 as of February 29, 2016.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.  For Tranche B and the line of credit, interest is payable monthly at the lesser of the maximum interest rate permitted under the Governing law, or the bank adjusted LIBOR Index plus 2.75% (3.18% at February 29, 2016). Subsequent to year end, we executed the First amendment to the loan agreement in March 2016, which increased the line of credit to $6.0 million.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit.  The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than December 1, 2016, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time.  The Loan Agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.  For the year ended February 29, 2016, we had no letters of credit outstanding.

Effective November 18, 2015, we paid off and terminated our previous Credit and Security Agreement with Arvest Bank which provided a $4.0 million line of credit.  We had $1.4 million in borrowings outstanding on the line of credit at February 28, 2015.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28(29),
2017	$615,400
2018	641,800
2019	667,300
2020	693,800
2021	719,700
Thereafter	14,964,800
$18,302,800

9.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 29, 2016 expire in December 2019.

A summary of the status of our 2002 Plan as of February 29, 2016 and February 28, 2015, and changes during the years then ended is presented below:

	February 29(28),
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	10,000	$5.25	11,000	$5.68
Exercised	-	-	-	-
Expired	-	-	(1,000)	(10.00)

Outstanding at End of Year	10,000	5.25	10,000	5.25

At February 29, 2016, all options outstanding are exercisable with an aggregate intrinsic value of $60,900 and weighted-average remaining contractual terms of options outstanding of 3.8 years.

10.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2016 and February 28, 2015.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2016
First quarter	$9,637,800	$6,064,000	$324,600	$0.08	$0.08
Second quarter	12,606,800	8,029,400	644,400	0.16	0.16
Third quarter	24,424,200	17,038,000	1,258,500	0.31	0.31
Fourth quarter	16,949,500	11,992,700	(108,200)	(0.03)	(0.03)
Total year	$63,618,300	$43,124,100	$2,119,300	$0.52	$0.52

2015
First quarter	$7,178,300	$4,334,800	$239,700	$0.06	$0.06
Second quarter	6,808,200	3,795,100	(3,900)	(0.00)	(0.00)
Third quarter	10,936,500	6,821,700	526,400	0.13	0.13
Fourth quarter	7,625,300	4,832,800	97,000	0.02	0.02
Total year	$32,548,300	$19,784,400	$859,200	$0.21	$0.21

11.	BUSINESS SEGMENTS

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

•
UBAM markets its product line through a nationwide network of independent sales consultants using a combination of home shows, internet shows, and book fairs.  The UBAM division also distributes to school and public libraries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate segment performance based on earnings (loss) before income taxes of the segments, which is defined as segment net sales reduced by direct cost of sales and direct expenses.  Corporate expenses, depreciation, interest expense, other income and income taxes are not allocated to the segments, but are listed in the “other” column.  Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management.  Our assets and liabilities are not allocated on a segment basis.

Information by industry segment for the years ended February 29, 2016 and February 28, 2015 is set forth below:

NET REVENUES

	2016	2015
Publishing	$10,831,400	$11,532,500
UBAM	52,786,900	21,015,800
Other	-	-
Total	$63,618,300	$32,548,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	2016	2015
Publishing	$3,305,300	$3,452,800
UBAM	7,336,200	2,456,300
Other	(7,095,600)	(4,506,600)
Total	$3,545,900	$1,402,500

12.	STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2016, we purchased 163 shares of common stock at an average price of $9.82 per share totaling approximately $1,600.  The maximum number of shares that may be repurchased in the future is 303,152.

13.     FAIR VALUE MEASUREMENTS

The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date.  The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy.  A financial instrument’s classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement.  The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $3,331,800 and $1,400,000 at February 29, 2016 and February 28, 2015, respectively, the estimated fair value of our term note payable is estimated by management to approximate $18,078,300 at February 29, 2016 and $0 February 28, 2015, respectively.  Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

14.      SUBSEQUENT EVENT

On March 18, 2016, we paid the previously declared $0.09 dividend per share to shareholders of record as of March 11, 2016.