Form 10-Q
period 2016-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2016-07-15
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 11, 2016, there were 4,075,303 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2016	February 29, 2016

CURRENT ASSETS:
Cash and cash equivalents	$930,400	$1,183,700
Accounts receivable, less allowance for doubtful accounts and sales returns of $546,700 (May 31) and $501,900 (February 29)	2,990,300	2,513,300
Inventories—Net	22,661,900	17,479,500
Prepaid expenses and other assets	2,811,000	1,028,100
Deferred income taxes	338,100	298,200
Total current assets	29,731,700	22,502,800

INVENTORIES—Net	125,200	169,000

PROPERTY, PLANT AND EQUIPMENT—Net	27,731,600	26,710,300

OTHER ASSETS	262,000	262,000
DEFERRED INCOME TAXES	31,900	50,900

TOTAL ASSETS	$57,882,400	$49,695,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,443,600	$7,801,300
Line of credit	5,918,700	3,331,800
Deferred revenues	5,367,200	2,925,200
Current maturities of long-term debt	615,400	615,400
Accrued salaries and commissions	1,178,200	1,202,500
Income taxes payable	492,200	803,100
Dividends payable	366,400	366,300
Other current liabilities	1,434,000	1,732,500
Total current liabilities	26,815,700	18,778,100

LONG-TERM DEBT-Net of current maturities	17,537,800	17,687,400
Total liabilities	44,353,500	36,465,500

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 29) shares; Outstanding 4,069,669 (May 31) and 4,064,610 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,811,300	14,557,500
	24,567,500	24,313,700
Less treasury stock, at cost	(11,038,600)	(11,084,200)
Total shareholders' equity	13,528,900	13,229,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,882,400	$49,695,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2016	2015

GROSS SALES	$26,701,300	$13,303,100
Discounts and allowances	(6,189,000)	(4,207,600)
Transportation revenue	2,271,900	542,300
NET REVENUES	22,784,200	9,637,800
COST OF SALES	6,673,800	3,573,800
Gross margin	16,110,400	6,064,000

OPERATING EXPENSES:
Operating and selling	7,469,500	2,723,300
Sales commissions	6,974,100	2,314,600
General and administrative	817,500	484,400
Total operating expenses	15,261,100	5,522,300

OTHER INCOME (EXPENSE)
Interest expense	(216,500)	(15,800)
Other income	371,800	5,800
Total income (expense)	155,300	(10,000)

EARNINGS BEFORE INCOME TAXES	1,004,600	531,700

INCOME TAXES	384,400	207,100

NET EARNINGS	$620,200	$324,600

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08

DIVIDENDS PER SHARE	$0.09	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,068,679	4,010,830
Diluted	4,074,597	4,010,830

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2016

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500
Sales of treasury stock	-	-	-	-	(5,059)	45,600	45,600
Dividends declared ($.09/share)	-	-	-	(366,400)	-	-	(366,400)
Net earnings	-	-	-	620,200	-	-	620,200
BALANCE— May 31, 2016	6,041,040	$1,208,200	$8,548,000	$14,811,300	1,971,371	$(11,038,600)	$13,528,900

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:	$(1,106,900)	$82,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,263,000)	(118,900)

Net cash used in investing activities	(1,263,000)	(118,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	-	(200)
Cash received from sales of treasury stock	45,600	45,800
Borrowings under line of credit	10,627,700	300,000
Payments under line of credit	(8,040,800)	-
Payments on long-term debt	(149,600)	-
Dividends paid	(366,300)	(322,000)

Net cash provided by financing activities	2,116,600	23,600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(253,300)	(12,500)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,183,700	383,900

CASH AND CASH EQUIVALENTS—END OF PERIOD	$930,400	$371,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$216,500	$15,800
Cash paid for income taxes	$716,200	$71,500

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The information shown with respect to the three months ended May 31, 2016 and 2015, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three months ended May 31, 2016 and 2015, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 29, 2016.

Certain reclassifications have been made to the 2015 condensed statements of earnings to conform to the classifications used in 2016.  These classifications had no effect on net earnings.

Note 2 – Debt consists of the following:

	2016
	May 31,	February 29,

Line of credit	$5,918,700	$3,331,800

Long-term debt	$18,153,200	$18,302,800
Less current maturities	(615,400)	(615,400)
LONG-TERM DEBT-NET OF CURRENT MATURITIES	$17,537,800	$17,687,400

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a $4.0 million revolving loan (“line of credit’) through December 1, 2016.  Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provides an increase to $6.0 million from our original $4.0 million line of credit through December 1, 2016.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B and the line of credit, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.207% at May 31, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

We had $5,918,700 in borrowings outstanding on our revolving credit agreement at May 31, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $81,300 at May 31, 2016.

Effective June 15, 2016, we signed a Second Amendment Loan Agreement with the Bank which provides a further increase to $7.0 million from our previous $6.0 million line of credit and extends it through June 15, 2017.  Under the amendment, interest is payable monthly at a tiered rate based on our funded debt to EBITDA ratio (“ratio”), whereby pricing tier one is effective for a ratio greater than 4.00 and has a bank adjusted LIBOR Index plus 3.25% and pricing tier two applies for a ratio less than or equal to 4.00, with a bank adjusted LIBOR Index plus 2.75%.  EBITDA is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse and land.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than December 1, 2016, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended May 31, 2016, we had no letters of credit outstanding.  At May 31, 2016, we were in violation of a certain covenant for which we received a waiver from the Bank through August 31, 2016.

Note 3 – Inventories consist of the following:

	2016
	May 31,	February 29,
Current:
Book inventory	$22,686,900	$17,504,500
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$22,661,900	$17,479,500

Non-current:
Book inventory	$375,200	$469,000
Inventory valuation allowance	(250,000)	(300,000)

Inventories net–non-current	$125,200	$169,000

Book inventory quantities in excess of what will be sold within the normal operating cycle, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $9.9 million and $4.4 million for the three months ended May 31, 2016 and 2015, respectively.  Total inventory purchases from all suppliers were $13.0 million and $5.7 million for the three months ended May 31, 2016 and 2015, respectively.

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

Earnings Per Share:
	Three Months Ended May 31,
	2016	2015

Net earnings	$620,200	$324,600

Shares:

Weighted average shares outstanding - basic	4,068,679	4,010,830
Assumed exercise of options	5,918	-

Weighted average shares outstanding - diluted	4,074,597	4,010,830

Basic Earnings Per Share	$0.15	$0.08
Diluted Earnings Per Share	$0.15	$0.08

Stock options not considered above because they were antidilutive	-	10,000

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the three months ended May 31, 2016, we did not repurchase any shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,152.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three months ended May 31, 2016 and 2015.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $3,465,700 and $1,057,400 for the three months ended May 31, 2016 and 2015, respectively.

Note 7 –We have a 15-year lease with a non-related third party, who leases 181,300 square feet, or 45.3% of our main facility.  The lease is being accounted for as an operating lease.

The lessee pays $105,800 per month, with a 2.0% annual increase adjustment on the anniversary of the lease.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenue associated with the lease is being recorded on a straight-line basis over the 15-year lease and is reported in other income on the condensed statement of earnings.

Note 8 – We have two reportable segments:  EDC Publishing and Usborne Books & More (“UBAM”).  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  EDC Publishing markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.  UBAM markets its products through a network of independent sales consultants using a combination of direct sales, home shows, book fairs and internet web sales.

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

Information by industry segment for the three-month period ended May 31, 2016 and 2015, follows:

NET REVENUES
	Three Months Ended May 31,
	2016	2015
EDC Publishing	$2,134,000	$2,619,600
UBAM	20,650,200	7,018,200
Total	$22,784,200	$9,637,800

EARNINGS BEFORE INCOME TAXES
	Three Months Ended May 31,
	2016	2015
EDC Publishing	$653,000	$718,600
UBAM	3,226,200	952,000
Other	(2,874,600)	(1,138,900)
Total	$1,004,600	$531,700

Note 9 – The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us.

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

In August 2015, FASB issued ASU No. 2015-15 “Interest—Imputation of Interest,” which modifies the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These changes allow an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, which means the first quarter of our fiscal year 2017.  This ASU did not have a significant impact on our financial statements.

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

Note 10 – The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date.  A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $5,918,700 at May 31, 2016.  The estimated fair value of our term note payable is estimated by management to approximate $17,935,600 at May 31, 2016. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 11 – On June 17, 2016, we paid the previously declared $0.09 dividend per share to shareholders of record as of June 10, 2016.
Note 12 – As of the end of our first quarter, we had received approximately $5,236,400 in payments for sales orders which were shipped out in June 2016, subsequent to the quarter end.  As of May 31, 2016, these prepaid sales orders are included in deferred revenue on the condensed balance sheet.

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

The following table shows statements of earnings data as a percentage of net revenues.

	Earnings as a Percent of Net Revenues Three Months Ended May 31,
	2016	2015
Net revenues	100.0%	100.0%
Cost of sales	29.3%	37.1%
Gross margin	70.7%	62.9%
Operating expenses:
Operating and selling	32.8%	28.3%
Sales commissions	30.6%	24.0%
General and administrative	3.6%	5.0%
Total operating expenses	67.0%	57.3%
Other income (expense)
Interest expense	(0.9%)	(0.1%)
Total other income	1.6%	0.0%
Earnings before income taxes	4.4%	5.5%
Income taxes	1.7%	2.1%
Net earnings	2.7%	3.4%

Operating Results for the Three Months Ended May 31, 2016

We earned income before income taxes of $1,004,600 for the three months ended May 31, 2016, compared with $531,700 for the three months ended May 31, 2015.

Revenues

	For the Three Months Ended May 31,
	2016	2015	$ Change	% Change
Gross sales	$26,701,300	$13,303,100	$13,398,200	100.7
Less discounts and allowances	(6,189,000)	(4,207,600)	(1,981,400)	47.1
Transportation revenue	2,271,900	542,300	1,729,600	318.9
Net revenues	$22,784,200	$9,637,800	$13,146,400	136.4

UBAM’s gross sales increased $14,416,800 during the three-month period ending May 31, 2016, when compared with the same quarterly period a year ago.  The sales increase resulted from increases of:

•	674% in internet sales,
•	484% in fundraiser sales,
•	63% in home party sales, and
•	62% in school and library sales

Over the past year, the number of active sales consultants increased 188% to 23,000 as of May 31, 2016, compared with 8,000 active consultants as of May 31, 2015.

The increase in internet sales is attributed to a 521% increase in the total number of orders and a 26% increase in average order size.  This significant increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in fundraiser sales is attributed to a 187% increase in the total number of orders and a 104% increase in the average order size.

The increase in home party sales is attributed to a 324% increase in the total number of orders, offset by a 62% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.  This is offset by the move from larger home parties to smaller home parties supplemented with multiple separate internet orders, which are accounted for in the internet sales category.

The increase in school and library sales is attributed to a 78% increase in the total number of orders, offset by a 9% decrease in the average order size.  Much of this change is a result of the increase in the number of sales consultants.

EDC Publishing’s gross sales decreased $1,018,600 during the three-month period ending May 31, 2016, when compared with the same quarterly period a year ago.  We attribute this to a 32% decrease in sales to major national accounts and a 16% decrease in sales to smaller retail stores.  This decrease in sales to major national accounts was due in part to timing of order shipments.  Additionally, the significant increase in UBAM sales has affected our ability to ship all EDC Publishing sales in the same timeframe we have historically shipped orders.  We do not expect this to significantly affect EDC Publishing sales for the year once our shipping timeframes return to historical levels as a result of significant capital improvements implemented late in the first quarter fiscal year 2017.

UBAM’s discounts and allowances were $3,764,300 and $1,247,700 for the quarterly periods ended May 31, 2016 and 2015, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 17.0% and 16.1% of UBAM’s gross sales for the quarterly periods ended May 31, 2016 and 2015, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $2,424,700 and $2,959,900 for the quarterly periods ended May 31, 2016 and 2015, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.2% and 53.1% of EDC Publishing’s gross sales for the quarterly periods ended May 31, 2016 and 2015, respectively.

Transportation revenue increased to $2,271,900 from $542,300 when comparing the quarterly period ended May 31, 2016, to the same period in 2015.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge.

Expenses

	For the Three Months Ended May 31,
	2016	2015	$ Change	% Change
Cost of sales	$6,673,800	$3,573,800	$3,100,000	86.7
Operating and selling	7,469,500	2,723,300	4,746,200	174.3
Sales commissions	6,974,100	2,314,600	4,659,500	201.3
General and administrative	817,500	484,400	333,100	68.8
Total	$21,934,900	$9,096,100	$12,838,800	141.1

Cost of sales increased 86.7% for the three months ended May 31, 2016, when compared with the three months ended May 31, 2015.  Cost of sales as a percentage of gross sales were 25.0% and 26.9%, for each of the three-month periods ended May 31, 2016 and 2015, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $1,383,600 in the quarter ended May 31, 2016, and $342,100 in the quarter ended May 31, 2015.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 28.0% for the quarter ended May 31, 2016, and 20.5% for the quarter ended May 31, 2015.

Sales commissions in the Publishing Division decreased 13.3% to $78,300 for the three months ended May 31, 2016, when compared with the same quarterly period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.7% of net sales for the quarter ended May 31, 2016, and 3.4% for the quarter ended May 31, 2015.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 210.0% to $6,895,800 for the three months ended May 31, 2016, when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 31.1% of gross sales for the three months ended May 31, 2016, and 28.8% of gross sales for the three months ended May 31, 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.3% for the quarter ended May 31, 2016, and 39.0% for the quarter ended May 31, 2015.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  However, during this period of increased sales, our primary uses of cash are to build inventory to meet the demand, to pay dividends and for capital expenditures.  We utilized a bank credit facility to meet our short-term cash needs when necessary.

During the first quarter of fiscal year 2017, we experienced cash outflow from our operations of $1,106,900.  Cash outflow resulted from the following:

•	an increase in inventories of $5,088,600,
•	an increase in prepaid expenses and other assets of $1,782,900,
•	an increase in accounts receivable of $677,700,
•	a decrease in net income tax payable of $310,900,
•	a decrease in the provision for inventory valuation allowance of $50,000, and
•	a decrease in deferred income taxes of $20,900.

Offset by:

•	an increase in accounts payable, accrued salaries and commissions, and other current liabilities of $3,319,500,
•	an increase in deferred revenue of $2,442,000,
•	net earnings of $620,200,
•	depreciation expense of $241,700, and
•	the provision for doubtful accounts and sales returns of $200,700.

The significant increase in accounts payable, accrued salaries and commissions, and other current liabilities is primarily a result of the current payments owed to our suppliers for our increased inventory stock required to sustain our sales increase.

The increase in deferred revenue is primarily a result of orders received for the UBAM division, but not shipped by the end of first quarter fiscal year 2017.

Cash used in investing activities was $1,263,000 for capital expenditures, which included:

•	Warehouse picking and inventory management systems of $651,500,
•	Additional warehouse rack system of $303,900,
•	Warehouse equipment of $130,800,
•	Additional investment in accounting and UBAM software systems of $125,200,
•	Office equipment of $24,300, and
•	Other improvements to new facility, including furniture, of $27,300.

Cash provided by financing activities were $2,116,600 for capital expenditures and operating activities, which included:

•	borrowings under our line of credit loan of $10,627,700 and
•	the sale of treasury stock of $45,600.

Offset by:

•	payments under our line of credit loan of $8,040,800,
•	dividend payments of $366,300, and
•	long-term debt payments of $149,600.

During fiscal year 2017, we will continue to work closely with the Bank to ensure overall positive cash flow and the ability to meet our liquidity requirements for the foreseeable future.  We have a history of profitability and positive cash flow.  Consequently, cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  When stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased no shares during the three month period ended May 31, 2016.  The maximum number of shares that can be repurchased in the future is 303,152.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a $4.0 million revolving loan (“line of credit’) through December 1, 2016.  Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provides an increase to $6.0 million from our original $4.0 million line of credit through December 1, 2016.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B and the line of credit, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.207% at May 31, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

We had $5,918,700 in borrowings outstanding on our revolving credit agreement at May 31, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $81,300 at May 31, 2016.

Effective June 15, 2016, we signed a Second Amendment Loan Agreement with the Bank which provides a further increase to $7.0 million from our previous $6.0 million line of credit and extends it through June 15, 2017.  Under the amendment, interest is payable monthly at a tiered rate based on our funded debt to EBITDA ratio (“ratio”), whereby pricing tier one is effective for a ratio greater than 4.00 and has a bank adjusted LIBOR Index plus 3.25% and pricing tier two applies for a ratio less than or equal to 4.00, with a bank adjusted LIBOR Index plus 2.75%.  EBITDA is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse and land.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than December 1, 2016, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended May 31, 2016, we had no letters of credit outstanding.

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is ordered.  These sales accounted for 90.6% of net revenues for the three month period ended May 31, 2016, and 72.8% for the three month period ended May 31, 2015.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2016, and February 29, 2016.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $446,700 at May 31, 2016, and $401,900 at February 29, 2016.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $375,200 at May 31, 2016, and $469,000 at February 29, 2016.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $250,000 and $300,000 as of May 31, 2016, and February 29, 2016, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2016. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended May 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2)(3)
				303152
March 1 - 31, 2016	-	N/A	-	303,152
April 1 - 30, 2016	-	N/A	-	303,152
May 1 - 31, 2016	-	N/A	-	303,152
Total	-	N/A	-

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 15, 2016	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document