Form 10-Q
period 2016-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2016-10-14
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 10, 2016, there were 4,081,072 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	August 31, 2016	February 29, 2016

CURRENT ASSETS:
Cash and cash equivalents	$2,045,000	$1,183,700
Accounts receivable, less allowance for doubtful accounts and sales returns of $395,800 (August 31) and $501,900 (February 29)	2,869,900	2,513,300
Inventories—Net	29,428,800	17,479,500
Prepaid expenses and other assets	1,946,000	1,028,100
Deferred income taxes	378,900	298,200
Total current assets	36,668,600	22,502,800

INVENTORIES—Net	200,400	169,000

PROPERTY, PLANT AND EQUIPMENT—Net	27,907,700	26,710,300

OTHER ASSETS	262,000	262,000
DEFERRED INCOME TAXES	31,900	50,900

TOTAL ASSETS	$65,070,600	$49,695,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,786,400	$7,801,300
Line of credit	4,876,300	3,331,800
Deferred revenues	5,021,400	2,925,200
Current maturities of long-term debt	898,500	615,400
Accrued salaries and commissions	1,412,300	1,202,500
Income taxes payable	726,100	803,100
Dividends payable	366,800	366,300
Other current liabilities	2,353,500	1,732,500
Total current liabilities	30,441,300	18,778,100

LONG-TERM DEBT-Net of current maturities	21,082,200	17,687,400
Total liabilities	51,523,500	36,465,500

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (August 31 and February 29) shares; Outstanding 4,076,291 (August 31) and 4,064,610 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	14,763,000	14,557,500
	24,519,200	24,313,700
Less treasury stock, at cost	(10,972,100)	(11,084,200)
Total shareholders' equity	13,547,100	13,229,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,070,600	$49,695,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015

GROSS SALES	$30,558,600	$17,685,600	$57,259,900	$30,988,700
Discounts and allowances	(7,444,900)	(5,994,500)	(13,633,900)	(10,202,100)
Transportation revenue	2,779,300	915,700	5,051,200	1,458,000
NET REVENUES	25,893,000	12,606,800	48,677,200	22,244,600
COST OF SALES	7,498,400	4,577,400	14,172,200	8,151,200
Gross margin	18,394,600	8,029,400	34,505,000	14,093,400

OPERATING EXPENSES:
Operating and selling	8,751,100	3,395,400	16,220,600	6,118,700
Sales commissions	8,307,100	3,060,800	15,281,200	5,375,400
General and administrative	944,200	512,500	1,761,700	996,900
Total operating expenses	18,002,400	6,968,700	33,263,500	12,491,000

OTHER INCOME (EXPENSE)
Interest expense	(248,500)	(27,600)	(465,000)	(43,400)
Other income	377,000	5,900	748,800	11,700
Total income (expense)	128,500	(21,700)	283,800	(31,700)

EARNINGS BEFORE INCOME TAXES	520,700	1,039,000	1,525,300	1,570,700

INCOME TAXES	202,200	394,600	586,600	601,700

NET EARNINGS	$318,500	$644,400	$938,700	$969,000

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.08	$0.16	$0.23	$0.24
Diluted	$0.08	$0.16	$0.23	$0.24

DIVIDENDS PER SHARE	$0.09	$0.09	$0.18	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,074,469	4,045,219	4,071,574	4,039,055
Diluted	4,080,039	4,045,219	4,077,318	4,039,055

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2016

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500
Sales of treasury stock	-	-	-	-	(11,681)	112,100	112,100
Dividends paid ($.09/share)	-	-	-	(366,400)	-	-	(366,400)
Dividends declared ($.09/share)	-	-	-	(366,800)	-	-	(366,800)
Net earnings	-	-	-	938,700	-	-	938,700
BALANCE— August 31, 2016	6,041,040	$1,208,200	$8,548,000	$14,763,000	1,964,749	$(10,972,100)	$13,547,100

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2016

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:	$(2,038,600)	$927,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,701,900)	(397,300)

Net cash used in investing activities	(1,701,900)	(397,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	-	(200)
Cash received from sales of treasury stock	112,100	92,900
Borrowings under line of credit	20,157,000	1,550,000
Payments under line of credit	(18,612,500)	(1,600,000)
Proceeds from long-term debt	4,000,000	-
Payments on long-term debt	(322,100)	-
Dividends paid	(732,700)	(645,000)

Net cash provided by (used in) financing activities	4,601,800	(602,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	861,300	(71,800)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,183,700	383,900

CASH AND CASH EQUIVALENTS—END OF PERIOD	$2,045,000	$312,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$465,000	$43,400
Cash paid for income taxes	$725,300	$366,600

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The information shown with respect to the three and six months ended August 31, 2016 and 2015, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and six months ended August 31, 2016 and 2015, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 29, 2016.

Certain reclassifications have been made to the fiscal year 2016 condensed statements of earnings to conform to the classifications used in fiscal year 2017.  These classifications had no effect on net earnings.

Note 2 – Debt consists of the following:

	2016
	August 31,	February 29,

Line of credit	$4,876,300	$3,331,800

Long-term debt	$21,980,700	$18,302,800
Less current maturities	(898,500)	(615,400)
LONG-TERM DEBT-NET OF CURRENT MATURITIES	$21,082,200	$17,687,400

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a revolving loan (“line of credit’) through December 1, 2016.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B and the line of credit, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.273% at August 31, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

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

We had $4,876,300 in borrowings outstanding on our revolving credit agreement at August 31, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $2,123,700 at August 31, 2016.

Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse, land, and inventory.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the six months ended August 31, 2016, we had no letters of credit outstanding.  At August 31, 2016, we were in violation of a certain covenant for which we received a waiver from the Bank through November 30, 2016.

Note 3 – Inventories consist of the following:

	2016
	August 31,	February 29,
Current:
Book inventory	$29,453,800	$17,504,500
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$29,428,800	$17,479,500

Non-current:
Book inventory	$450,400	$469,000
Inventory valuation allowance	(250,000)	(300,000)

Inventories net–non-current	$200,400	$169,000

Book inventory quantities in excess of what will be sold within the normal operating cycle, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $9.1 million and $4.1 million for the three months ended August 31, 2016 and 2015, respectively.  Total inventory purchases from all suppliers were $15.6 million and $5.5 million for the three months ended August 31, 2016 and 2015, respectively.

Purchases from this company were approximately $19.0 million and $18.5 million for the six months ended August 31, 2016 and 2015, respectively.  Total inventory purchases from all suppliers were $28.5 million and $11.2 million for the six months ended August 31, 2016 and 2015, respectively.

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

Earnings Per Share:
	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015

Net earnings	$318,500	$644,400	$938,700	$969,000

Shares:

Weighted average shares outstanding - basic	4,074,469	4,045,219	4,071,574	4,039,055
Assumed exercise of options	5,570	-	5,744	-

Weighted average shares outstanding - diluted	4,080,039	4,045,219	4,077,318	4,039,055

Basic Earnings Per Share	$0.08	$0.16	$0.23	$0.24
Diluted Earnings Per Share	$0.08	$0.16	$0.23	$0.24

Stock options not considered above because they were antidilutive	-	10,000	-	10,000

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the three and six months ended August 31, 2016, we did not repurchase any shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,152.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the six months ended August 31, 2016 and 2015.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $4,099,100 and $1,547,700 for the three months ended August 31, 2016 and 2015, respectively.  These costs were $7,564,800 and $2,605,100 for the six months ended August 31, 2016 and 2015, respectively.

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

The accounting policies of the segments are the same as those of the rest of the Company.  We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net sales reduced by cost of sales and direct expenses.  Corporate expenses, depreciation, interest expense, lease income, and income taxes are not allocated to the segments, but are listed in the “other” row below.  Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management.  Our assets and liabilities are not allocated on a segment basis.

Information by industry segment for the three and six-month periods ended August 31, 2016 and 2015, follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
EDC Publishing	$2,035,600	$3,674,100	$4,169,600	$6,293,700
UBAM	23,857,400	8,932,700	44,507,600	15,950,900
Total	$25,893,000	$12,606,800	$48,677,200	$22,244,600

EARNINGS BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
EDC Publishing	$506,200	$1,248,100	$1,159,200	$1,966,700
UBAM	3,340,200	1,084,600	6,566,400	2,036,600
Other	(3,325,700)	(1,293,700)	(6,200,300)	(2,432,600)
Total	$520,700	$1,039,000	$1,525,300	$1,570,700

Note 9 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us.

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

In November 2015, FASB issued ASU No. 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes”, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases,” which is intended to establish a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP, in that the vast majority of operating leases should remain classified as operating leases and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

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

Note 10 - The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date.  A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $4,876,300 at August 31, 2016.  The estimated fair value of our term note payable is estimated by management to approximate $21,757,300 at August 31, 2016. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 11 – On September 23, 2016, we paid the previously declared $0.09 dividend per share to shareholders of record as of September 16, 2016.
Note 12 – As of the end of our second quarter, we had received approximately $4,890,600 in payments for sales orders which were shipped out in September 2016, subsequent to the quarter end.  As of August 31, 2016, these prepaid sales orders are included in deferred revenue on the condensed balance sheet.

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

The following table shows statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.0%	36.3%	29.1%	36.6%
Gross margin	71.0%	63.7%	70.9%	63.4%
Operating expenses:
Operating and selling	33.8%	26.9%	33.3%	27.5%
Sales commissions	32.1%	24.3%	31.4%	24.2%
General and administrative	3.6%	4.1%	3.6%	4.5%
Total operating expenses	69.5%	55.3%	68.3%	56.2%
Other income (expense)
Interest expense	-1.0%	-0.2%	-1.0%	-0.2%
Other income	1.5%	0.0%	1.5%	0.1%
Earnings before income taxes	2.0%	8.2%	3.1%	7.1%
Income taxes	0.8%	3.1%	1.2%	2.7%
Net earnings	1.2%	5.1%	1.9%	4.4%

Operating Results for the Three Months Ended August 31, 2016

We earned income before income taxes of $520,700 for the three months ended August 31, 2016, compared with $1,039,000 for the three months ended August 31, 2015.

Revenues

	For the Three Months Ended August 31,
	2016	2015	$ Change	% Change
Gross sales	$30,558,600	$17,685,600	$12,873,000	72.8
Less discounts and allowances	(7,444,900)	(5,994,500)	(1,450,400)	24.2
Transportation revenue	2,779,300	915,700	1,863,600	203.5
Net revenues	$25,893,000	$12,606,800	$13,286,200	105.4

UBAM’s gross sales increased $16,222,900 during the three-month period ending August 31, 2016, when compared with the same quarterly period a year ago.  The sales increase resulted from increases of:

•	668% in fundraiser sales,
•	351% in internet sales,
•	113% in school and library sales, and
•	58% in home party sales

Over the past year, the number of active sales consultants increased 141% to approximately 25,800 as of August 31, 2016, compared with 10,700 active consultants as of August 31, 2015.

The increase in fundraiser sales is attributed to a 299% increase in the total number of orders and a 93% increase in the average order size.

The increase in internet sales is attributed to a 244% increase in the total number of orders and a 32% increase in average order size.  This significant increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 112% increase in the total number of orders.  Much of this change is a result of the increase in the number of sales consultants.

The increase in home party sales is attributed to a 214% increase in the total number of orders, offset by a 51% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.  This is offset by the move from larger home parties to smaller home parties supplemented with multiple separate internet orders, which are accounted for in the internet sales category.

EDC Publishing’s gross sales decreased $3,349,900 during the three-month period ending August 31, 2016, when compared with the same quarterly period a year ago.  The significant increase in UBAM sales has affected our ability to ship all EDC Publishing sales in the same timeframe we have historically shipped orders.  The decrease in shipments affected our sales with a 92% decrease in sales to major national accounts and a 23% decrease in sales to smaller retail stores.  We expect EDC Publishing sales for the year to improve once our shipping timeframes return to historical levels as a result of significant capital improvements implemented late in the first quarter of fiscal year 2017.

UBAM’s discounts and allowances were $5,122,100 and $1,958,700 for the quarterly periods ended August 31, 2016 and 2015, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 19.5% and 19.6% of UBAM’s gross sales for the quarterly periods ended August 31, 2016 and 2015, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $2,322,800 and $4,035,800 for the quarterly periods ended August 31, 2016 and 2015, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.4% and 52.4% of EDC Publishing’s gross sales for the quarterly periods ended August 31, 2016 and 2015, respectively.

Transportation revenue increased to $2,779,300 from $915,700 when comparing the quarterly period ended August 31, 2016, to the same period in 2015.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge.

Expenses

	For the Three Months Ended August 31,
	2016	2015	$ Change	% Change
Cost of sales	$7,498,400	$4,577,400	$2,921,000	63.8
Operating and selling	8,751,100	3,395,400	5,355,700	157.7
Sales commissions	8,307,100	3,060,800	5,246,300	171.4
General and administrative	944,200	512,500	431,700	84.2
Total	$25,500,800	$11,546,100	$13,954,700	120.9

Cost of sales increased 63.8% for the three months ended August 31, 2016, when compared with the three months ended August 31, 2015.  Cost of sales as a percentage of gross sales were 24.5% and 25.9%, for each of the three-month periods ended August 31, 2016 and 2015, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $1,431,800 in the quarter ended August 31, 2016, and $404,900 in the quarter ended August 31, 2015.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 28.6% for the quarter ended August 31, 2016, and 19.2% for the quarter ended August 31, 2015.  This increase is primarily due to a 254% increase in purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network, along with a 165% increase in shipping and handling costs.

Sales commissions in the Publishing Division decreased 33.6% to $67,100 for the three months ended August 31, 2016, when compared with the same quarterly period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.3% of net sales for the quarter ended August 31, 2016, and 2.8% for the quarter ended August 31, 2015.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 178.4% to $8,240,000 for the three months ended August 31, 2016, when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 31.4% of gross sales for the three months ended August 31, 2016, and 29.6% of gross sales for the three months ended August 31, 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.8% for the quarter ended August 31, 2016, and 38.0% for the quarter ended August 31, 2015.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Operating Results for the Six Months Ended August 31, 2016

We earned income before income taxes of $1,525,300 for the six months ended August 31, 2016, compared with $1,570,700 for the six months ended August 31, 2015.

Revenues

	For the Six Months Ended August 31,
	2016	2015	$ Change	% Change
Gross sales	$57,259,900	$30,988,700	$26,271,200	84.8
Less discounts and allowances	(13,633,900)	(10,202,100)	(3,431,800)	33.6
Transportation revenue	5,051,200	1,458,000	3,593,200	246.4
Net revenues	$48,677,200	$22,244,600	$26,432,600	118.8

UBAM’s gross sales increased $30,639,700 during the six-month period ending August 31, 2016, when compared with the same six-month period a year ago.  The sales increase resulted from increases of:

•	548% in fundraiser sales,
•	456% in internet sales,
•	82% in school and library sales, and
•	60% in home party sales

Over the past year, the number of active sales consultants increased 141% to approximately 25,800 as of August 31, 2016, compared with 10,700 active consultants as of August 31, 2015.

The increase in fundraiser sales is attributed to a 226% increase in the total number of orders and a 99% increase in the average order size.

The increase in internet sales is attributed to a 338% increase in the total number of orders and a 28% increase in average order size.  This significant increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 92% increase in the total number of orders, offset by a 5% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.

The increase in home party sales is attributed to a 257% increase in the total number of orders, offset by a 55% decrease in average order size.  Much of this change is a result of the increase in the number of sales consultants.  This is offset by the move from larger home parties to smaller home parties supplemented with multiple separate internet orders, which are accounted for in the internet sales category.

EDC Publishing’s gross sales decreased $4,368,500 during the six-month period ending August 31, 2016, when compared with the same six-month period a year ago.  The significant increase in UBAM sales has affected our ability to ship all EDC Publishing sales in the same timeframe we have historically shipped orders.  The decrease in shipments affected our sales with a 77% decrease in sales to major national accounts and a 20% decrease in sales to smaller retail stores.  We expect EDC Publishing sales for the year to improve once our shipping timeframes return to historical levels as a result of significant capital improvements implemented late in the first quarter of fiscal year 2017.

UBAM’s discounts and allowances were $8,886,400 and $3,206,400 for the six-month periods ended August 31, 2016 and 2015, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 18.4% and 18.1% of UBAM’s gross sales for the six-month periods ended August 31, 2016 and 2015, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $4,747,500 and $6,995,700 for the six-month periods ended August 31, 2016 and 2015, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.3% and 52.7% of EDC Publishing’s gross sales for the six-month periods ended August 31, 2016 and 2015, respectively.

Transportation revenue increased to $5,051,200 from $1,458,000 when comparing the six-month period ended August 31, 2016, to the same period in 2015.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge.

Expenses

	For the Six Months Ended August 31,
	2016	2015	$ Change	% Change
Cost of sales	$14,172,200	$8,151,200	$6,021,000	73.9
Operating and selling	16,220,600	6,118,700	10,101,900	165.1
Sales commissions	15,281,200	5,375,400	9,905,800	184.3
General and administrative	1,761,700	996,900	764,800	76.7
Total	$47,435,700	$20,642,200	$26,793,500	129.8

Cost of sales increased 73.9% for the six months ended August 31, 2016, when compared with the six months ended August 31, 2015.  Cost of sales as a percentage of gross sales were 24.7% and 26.3%, for each of the six-month periods ended August 31, 2016 and 2015, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $2,815,400 in the six months ended August 31, 2016, and $747,000 in the six months ended August 31, 2015.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of the Publishing Division, the UBAM Division and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 28.3% for the six months ended August 31, 2016, and 19.7% for the six months ended August 31, 2015.  This increase is primarily due to a 277% increase in purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network, along with a 190% increase in shipping and handling costs.

Sales commissions in the Publishing Division decreased 24.0% to $145,400 for the six months ended August 31, 2016, when compared with the same six-month period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.5% of net sales for the six months ended August 31, 2016, and 3.0% for the quarter ended August 31, 2015.  Sales commissions in the Publishing Division fluctuate depending upon the amount of sales made to our house accounts, which are the Publishing Division’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in the UBAM Division increased 192.0% to $15,135,800 for the six months ended August 31, 2016, when compared with the same six-month period a year ago, primarily due to the increase in net sales for the same period.  UBAM Division sales commissions were 31.3% of gross sales for the six months ended August 31, 2016, and 29.3% of gross sales for the six months ended August 31, 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 38.5% for the six months ended August 31, 2016, and 38.3% for the six months ended August 31, 2015.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  However, during this period of increased sales, our primary uses of cash are to build inventory to meet the demand, to pay dividends and for capital expenditures.  We utilize bank credit facilities to meet our short-term cash needs when necessary.

For the six-month period ended August 31, 2016 of fiscal year 2017, we experienced cash outflow from our operations of $2,038,600.  Cash outflow resulted from the following:

•	an increase in inventories of $11,933,400,
•	an increase in prepaid expenses and other assets of $917,900,
•	an increase in accounts receivable of $818,700,
•	a decrease in net income tax payable of $77,000,
•	a decrease in the provision for inventory valuation allowance of $47,300, and
•	an increase in deferred income taxes of $61,700.

Offset by:

•	an increase in accounts payable, accrued salaries and commissions, and other current liabilities of $7,815,900,
•	an increase in deferred revenue of $2,096,200,
•	net earnings of $938,700,
•	depreciation expense of $504,500, and
•	the provision for doubtful accounts and sales returns of $462,100.

The significant increase in accounts payable, accrued salaries and commissions, and other current liabilities is primarily a result of the current payments owed to our suppliers for our increased inventory stock required to sustain our sales increase.

The increase in deferred revenue is primarily a result of orders received for the UBAM division, but not shipped by the end of second quarter fiscal year 2017.

Cash used in investing activities was $1,701,900 for capital expenditures, which included:

•	Warehouse picking and inventory management systems of $756,000,
•	Additional warehouse rack system of $303,900,
•	Warehouse equipment of $297,200,
•	Additional investment in accounting and UBAM software systems of $273,300,
•	Office equipment of $29,200, and
•	Other improvements to new facility, including furniture, of $42,300.

Cash provided by financing activities was $4,601,800 for capital expenditures and operating activities, which included:

•	borrowings under our line of credit loan of $20,157,000,
•	proceeds from long-term debt of $4,000,000, and
•	the sale of treasury stock of $112,100.

Offset by:

•	payments under our line of credit loan of $18,612,500,
•	dividend payments of $732,700, and
•	long-term debt payments of $322,100.

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

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  When stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased no shares during the six-month period ended August 31, 2016.  The maximum number of shares that can be repurchased in the future is 303,152.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The original Loan Agreement also provided a revolving loan (“line of credit’) through December 1, 2016.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B and the line of credit, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.273% at August 31, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

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

We had $4,876,300 in borrowings outstanding on our revolving credit agreement at August 31, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $2,123,700 at August 31, 2016.

Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse, land, and inventory.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the six months ended August 31, 2016, we had no letters of credit outstanding.

The following table reflects aggregate future maturities of long-term debt during the next five years and thereafter, subsequent to August 31, 2016, as follows:

Quarter ending August 31,
2017	$898,500
2018	933,800
2019	970,500
2020	1,006,700
2021	1,048,300
Thereafter	17,122,900
$21,980,700

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM Division’s sales are paid at the time the product is ordered.  These sales accounted for 91.4% of net revenues for the six-month period ended August 31, 2016, and 71.7% for the six-month period ended August 31, 2015.  Sales which have been paid but not shipped are classified as deferred revenue on the balance sheet.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of August 31, 2016, and February 29, 2016.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $295,800 at August 31, 2016, and $401,900 at February 29, 2016.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $450,400 at August 31, 2016, and $469,000 at February 29, 2016.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $275,000 and $325,000 as of August 31, 2016, and February 29, 2016, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2016. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended August 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)
				303152
June 1 - 30, 2016	0	N/A	0	303,152
July 1 -31, 2016	0	N/A	0	303,152
August 1 - 31, 2016	0	N/A	0	303,152
Total	0	N/A	0

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 14, 2016	By:	/s/ Randall W. White
Randall W. White
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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