Form 10-Q
period 2016-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2017-01-23
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 11, 2017, there were 4,082,283 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	November 30, 2016	February 29, 2016

CURRENT ASSETS:
Cash and cash equivalents	$979,700	$1,183,700
Accounts receivable, less allowance for doubtful accounts and sales returns of $379,900 (November 30) and $501,900 (February 29)	3,948,600	2,513,300
Inventories—Net	34,203,500	17,479,500
Prepaid expenses and other assets	2,689,400	1,028,100
Deferred income taxes	348,800	298,200
Total current assets	42,170,000	22,502,800

INVENTORIES—Net	257,400	169,000

PROPERTY, PLANT AND EQUIPMENT—Net	28,053,500	26,710,300

OTHER ASSETS	262,000	262,000
DEFERRED INCOME TAXES	35,700	50,900
TOTAL ASSETS	$70,778,600	$49,695,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,690,400	$7,801,300
Line of credit	2,880,000	3,331,800
Deferred revenues	9,557,700	2,925,200
Current maturities of long-term debt	21,772,600	615,400
Accrued salaries and commissions	1,578,100	1,202,500
Income taxes payable	1,379,900	803,100
Dividends payable	367,400	366,300
Other current liabilities	4,040,200	1,732,500
Total current liabilities	56,266,300	18,778,100

LONG-TERM DEBT-Net of current maturities	-	17,687,400
Total liabilities	56,266,300	36,465,500

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (November 30 and February 29) shares; Outstanding 4,082,283 (November 30) and 4,064,610 (February 29) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	15,669,800	14,557,500
	25,426,000	24,313,700
Less treasury stock, at cost	(10,913,700)	(11,084,200)
Total shareholders’ equity	14,512,300	13,229,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,778,600	$49,695,000

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015

GROSS SALES	$34,397,300	$28,931,400	$91,657,200	$59,920,100
Discounts and allowances	(6,948,000)	(6,751,600)	(20,581,900)	(16,953,700)
Transportation revenue	3,248,300	2,244,400	8,299,500	3,702,400
NET REVENUES	30,697,600	24,424,200	79,374,800	46,668,800
COST OF SALES	8,328,100	7,386,200	22,500,300	15,537,400
Gross margin	22,369,500	17,038,000	56,874,500	31,131,400

OPERATING EXPENSES:
Operating and selling	9,965,900	6,888,000	26,186,500	13,006,700
Sales commissions	9,521,000	7,549,400	24,802,200	12,924,800
General and administrative	1,080,300	564,800	2,842,000	1,561,700
Total operating expenses	20,567,200	15,002,200	53,830,700	27,493,200

OTHER INCOME (EXPENSE)
Interest expense	(265,000)	(8,200)	(730,000)	(51,600)
Other income	502,800	5,500	1,251,600	17,200
Total income (expense)	237,800	(2,700)	521,600	(34,400)

EARNINGS BEFORE INCOME TAXES	2,040,100	2,033,100	3,565,400	3,603,800

INCOME TAXES	765,900	774,600	1,352,500	1,376,300

NET EARNINGS	$1,274,200	$1,258,500	$2,212,900	$2,227,500

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.31	$0.31	$0.54	$0.55
Diluted	$0.31	$0.31	$0.54	$0.55

DIVIDENDS PER SHARE	$0.09	$0.09	$0.27	$0.26

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,079,916	4,055,756	4,074,355	4,044,622
Diluted	4,084,863	4,060,293	4,079,833	4,046,192

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2016

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500
Purchases of treasury stock	-	-	-	-	23	(200)	$(200)
Sales of treasury stock	-	-	-	-	(17,696)	170,700	170,700
Dividends paid ($.18/share)	-	-	-	(733,200)	-	-	(733,200)
Dividends declared ($.09/share)	-	-	-	(367,400)	-	-	(367,400)
Net earnings	-	-	-	2,212,900	-	-	2,212,900
BALANCE— November 30, 2016	6,041,040	$1,208,200	$8,548,000	$15,669,800	1,958,757	$(10,913,700)	$14,512,300

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:	$(169,400)	$9,412,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,123,600)	(846,000)

Net cash used in investing activities	(2,123,600)	(846,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid to acquire treasury stock	(200)	(1,600)
Cash received from sales of treasury stock	170,700	147,300
Net payments under line of credit	(451,800)	(1,400,000)
Proceeds from long-term debt	4,000,000	-
Payments on long-term debt	(530,200)	-
Dividends paid	(1,099,500)	(1,009,400)

Net cash provided by (used in) financing activities	2,089,000	(2,263,700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,000)	6,303,000

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,183,700	383,900

CASH AND CASH EQUIVALENTS—END OF PERIOD	$979,700	$6,686,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$730,000	$51,600
Cash paid for income taxes	$811,100	$635,600

See notes to condensed financial statement

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The information shown with respect to the three and nine months ended November 30, 2016 and 2015, which is unaudited, includes all adjustments which in the opinion of Management are considered to be necessary for a fair presentation of earnings for such periods.  The adjustments reflected in the financial statements represent normal recurring adjustments.  The results of operations for the three and nine months ended November 30, 2016 and 2015, are not necessarily indicative of the results to be expected at year end due to seasonality of the product sales.

These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Ex-change Commission for interim reporting and should be read in conjunction with the audited financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended February 29, 2016.

Certain reclassifications have been made to the fiscal year 2016 condensed statements of earnings and cash flows to conform to the classifications used in fiscal year 2017.  These reclassifications had no effect on net earnings.

Note 2 – Debt consists of the following:

	2016
	November 30,	February 29,

Line of credit	$2,880,000	$3,331,800

Long-term debt	$21,772,600	$18,302,800
Less current maturities (1)	(21,772,600)	(615,400)
Long-term debt-net of current maturities	$-	$17,687,400

(1)
At November 30, 2016, we were in violation of the debt to worth ratio covenant for which we have not yet received a waiver from the Bank.  Accordingly, the related long-term debt has been classified as current.  The debt to worth ratio requires the following: (1) For quarters ending August 31, 2016 and November 30, 2016: 3.50:1.00. (2) For quarters ending February 28, 2017, May 31, 2017, August 31, 2017, and November 30, 2017: 3.25:1:00.  (3) Quarters thereafter: 3.00:1.00.

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a $7.0 million revolving loan (“line of credit’) through June 15, 2017.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.783% at November 30, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse, land, and inventory.

The line of credit interest is payable monthly at a tiered rate based on our funded debt to EBITDA ratio (“ratio”), whereby pricing tier one is effective for a ratio greater than 4.00 and has a bank adjusted LIBOR Index plus 3.25% and pricing tier two applies for a ratio less than or equal to 4.00, with a bank adjusted LIBOR Index plus 2.75%.  EBITDA is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had $2,880,000 in borrowings outstanding on our revolving credit agreement at November 30, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $4,120,000 at November 30, 2016.  Subsequent to November 30, 2016, we utilized the remaining availability on our revolving credit agreement.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the nine months ended November 30, 2016, we had no letters of credit outstanding.

Note 3 – Inventories consist of the following:

	2016
	November 30,	February 29,
Current:
Book inventory	$34,228,500	$17,504,500
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$34,203,500	$17,479,500

Non-current:
Book inventory	$517,400	$469,000
Inventory valuation allowance	(260,000)	(300,000)

Inventories net–non-current	$257,400	$169,000

Book inventory quantities in excess of what will be sold within the normal operating cycle, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $10.9 million and $4.5 million for the three months ended November 30, 2016 and 2015, respectively.  Total inventory purchases from all suppliers were $15.2 million and $6.6 million for the three months ended November 30, 2016 and 2015, respectively.

Purchases from this company were approximately $29.9 million and $13.0 million for the nine months ended November 30, 2016 and 2015, respectively.  Total inventory purchases from all suppliers were $43.7 million and $17.9 million for the nine months ended November 30, 2016 and 2015, respectively.

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

Earnings Per Share:
	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015

Net earnings	$1,274,200	$1,258,500	$2,212,900	$2,227,500

Shares:

Weighted average shares outstanding - basic	4,079,916	4,055,756	4,074,355	4,044,622
Assumed exercise of options	4,947	4,537	5,478	1,570

Weighted average shares outstanding - diluted	4,084,863	4,060,293	4,079,833	4,046,192

Basic Earnings Per Share	$0.31	$0.31	$0.54	$0.55
Diluted Earnings Per Share	$0.31	$0.31	$0.54	$0.55

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the nine months ended November 30, 2016, we repurchased 23 shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,129.

Note 5 – We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred during the nine months ended November 30, 2016 and 2015.

Note 6 – Outbound freight and handling costs incurred are included in operating and selling expenses and were $4,569,900 and $3,267,800 for the three months ended November 30, 2016 and 2015, respectively.  These costs were $12,134,700 and $5,872,900 for the nine months ended November 30, 2016 and 2015, respectively.

Note 7 –We have a 15-year lease with a third party, who leases 181,300 square feet, or 45.3% of our main facility.  The lease is being accounted for as an operating lease.

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

Note 8 – We have two reportable segments:  EDC Publishing and Usborne Books & More (“UBAM”).  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  EDC Publishing markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.  UBAM markets its products through a network of independent sales consultants using a combination of internet web sales/home shows and school programs such as book fairs.

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

Information by industry segment for the three and nine-month periods ended November 30, 2016 and 2015, follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
EDC Publishing	$3,075,000	$2,642,500	$7,244,600	$8,936,200
UBAM	27,622,600	21,781,700	72,130,200	37,732,600
Total	$30,697,600	$24,424,200	$79,374,800	$46,668,800

EARNINGS BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
EDC Publishing	$979,500	$796,200	$2,138,700	$2,762,100
UBAM	4,719,800	3,376,400	11,286,200	5,408,700
Other	(3,659,200)	(2,139,500)	(9,859,500)	(4,567,000)
Total	$2,040,100	$2,033,100	$3,565,400	$3,603,800

Note 9 - The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us.

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 "Revenue from Contracts with Customers," which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. We are currently reviewing the ASU and assessing the potential impact on our financial statements.

In July 2015, FASB issued ASU No. 2015-11 "Inventory - Simplifying the Measurement of Inventory", which is intended to allow measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

In August 2015, FASB issued ASU No. 2015-15 "Interest—Imputation of Interest," which modifies the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These changes allow an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, which means the first quarter of our fiscal year 2017.  This ASU did not have a significant impact on our financial statements.

In November 2015, FASB issued ASU No. 2015-17 "Income Taxes – Balance Sheet Classification of Deferred Taxes", which is intended to improve how deferred taxes are classified on organizations' balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases," which is intended to establish a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP, in that the vast majority of operating leases should remain classified as operating leases and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2016, which means the first quarter of our fiscal year 2018.  We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

In June 2016, FASB issued ASU No. 2016-13 "Financial Instruments—Credit Losses", which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2020.  We anticipate this ASU having minimal impact on our financial statements.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $2,880,000 at November 30, 2016.  The estimated fair value of our term note payable is estimated by management to approximate $20,925,300 at November 30, 2016. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 11 – On December 16, 2016, we paid the previously declared $0.09 dividend per share to shareholders of record as of December 9, 2016.

Note 12 – As of the end of our third quarter, we had received approximately $9,449,800 in payments for sales orders which were shipped out in December 2016, subsequent to the quarter end.  At November 30, 2016, these prepaid sales orders and $107,900 of prepaid lease income are included in deferred revenue on the condensed balance sheet.  At February 29, 2016, the amount of prepaid sales orders included in deferred revenue was $2,794,400.

Prepaid commissions of $2,079,800 related to these unshipped orders are included in prepaid expenses and other assets on the condensed balance sheet at November 30, 2016.  At February 29, 2016, the no prepaid commissions were recorded on the condensed balance sheet.

Note 13 – On September 1, 2016, UBAM implemented an integrated direct-sales order system.  The implementation has taken longer than expected and currently the vendor is working with management in order to have the system fully functional and meeting the intended needs of our direct-sales program.  Should the system be unable to fulfill the needs of the direct-sales program, management may transition to a different system or supplement the system with additional technology.  Such a transition may result in the impairment of all or a portion of the current system.  As of November 30, 2016, we have capitalized $808,400 related to the system which has a remaining book value of $788,200.

Note 14 – Subsequent to the end of our third quarter, we utilized the remaining availability on our revolving debt agreement and on January 9, 2017, Randall White, President and Chief Executive Officer of EDC, advanced $350,000 to cover our current operating costs.  We expect to repay this advance in the month of January 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table shows statements of earnings data as a percentage of net revenues.

Earnings as a Percent of Net Revenues

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.1%	30.2%	28.4%	33.3%
Gross margin	72.9%	69.8%	71.6%	66.7%
Operating expenses:
Operating and selling	32.5%	28.2%	33.0%	27.9%
Sales commissions	31.0%	30.9%	31.2%	27.7%
General and administrative	3.5%	2.3%	3.6%	3.3%
Total operating expenses	67.0%	61.4%	67.8%	58.9%
Other income (expense)
Interest expense	-0.9%	0.0%	-0.9%	0.0%
Other income	1.7%	0.0%	1.6%	-0.1%
Earnings before income taxes	6.7%	8.4%	4.5%	7.7%
Income taxes	2.5%	3.2%	1.7%	2.9%
Net earnings	4.2%	5.2%	2.8%	4.8%

Operating Results for the Three Months Ended November 30, 2016

We earned income before income taxes of $2,040,100 for the three months ended November 30, 2016, compared with $2,033,100 for the three months ended November 30, 2015.

Revenues

	For the Three Months Ended November 30,
	2016	2015	$ Change	% Change
Gross sales	$34,397,300	$28,931,400	$5,465,900	18.9
Less discounts and allowances	(6,948,000)	(6,751,600)	(196,400)	2.9
Transportation revenue	3,248,300	2,244,400	1,003,900	44.7
Net revenues	$30,697,600	$24,424,200	$6,273,400	25.7

UBAM’s gross sales increased $4,506,900 during the three-month period ending November 30, 2016, when compared with the same quarterly period a year ago.  The sales increase resulted from increases of:

•	26% in internet and home party sales, and
•	23% in fundraiser sales

Offset by a decrease of:

•	42% in school and library sales

Over the past year, the number of active sales consultants increased 63% to approximately 28,100 as of November 30, 2016, compared with 17,200 active consultants as of November 30, 2015.

The increase in internet and home party sales is attributed to a 31% increase in the total number of orders, offset by a 4% decrease in average order size.  This increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in fundraiser sales is attributed to a 90% increase in the total number of orders, offset by a 35% decrease in the average order size.

The decrease in school and library sales is attributed to a 49% decrease in the average order size, offset by a 13% increase in the total number of orders.

EDC Publishing’s gross sales increased $959,000 during the three-month period ending November 30, 2016, when compared with the same quarterly period a year ago.  Much of this increase is due to timing because the significant increase in UBAM sales had affected our ability to ship EDC Publishing sales in the same timeframe we had historically shipped orders.  During the third quarter we were able to ship a significant amount of our backlog of EDC Publishing orders from the first two quarters of fiscal 2017. The increase in shipments during the third quarter affected our sales with an 83% increase in sales to major national accounts and a 2% increase in sales to smaller retail stores.  We expect EDC Publishing sales for the year to continue to improve as our shipping timeframes return to historical levels as a result of significant capital improvements implemented during fiscal year 2017.

UBAM’s discounts and allowances were $3,528,100 and $3,855,300 for the quarterly periods ended November 30, 2016 and 2015, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 12.6% and 16.5% of UBAM’s gross sales for the quarterly periods ended November 30, 2016 and 2015, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $3,419,900 and $2,896,300 for the quarterly periods ended November 30, 2016 and 2015, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 52.7% and 52.4% of EDC Publishing’s gross sales for the quarterly periods ended November 30, 2016 and 2015, respectively.

Transportation revenue increased to $3,248,300 from $2,244,400 when comparing the quarterly period ended November 30, 2016, to the same period in 2015.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge.

Expenses

	For the Three Months Ended November 30,
	2016	2015	$ Change	% Change
Cost of sales	$8,328,100	$7,386,200	$941,900	12.8
Operating and selling	9,965,900	6,888,000	3,077,900	44.7
Sales commissions	9,521,000	7,549,400	1,971,600	26.1
General and administrative	1,080,300	564,800	515,500	91.3
Total	$28,895,300	$22,388,400	$6,506,900	29.1

Cost of sales increased 12.8% for the three months ended November 30, 2016, when compared with the three months ended November 30, 2015.  Cost of sales as a percentage of gross sales were 24.2% and 25.9%, for each of the three-month periods ended November 30, 2016 and 2015, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $1,675,300 in the quarter ended November 30, 2016, and $950,500 in the quarter ended November 30, 2015.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of EDC Publishing, UBAM and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 29.0% for the quarter ended November 30, 2016, and 23.8% for the quarter ended November 30, 2015.  This increase is primarily due to a 76% increase in purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network, along with a 40% increase in shipping and handling costs.

Sales commissions in EDC Publishing decreased 10.5% to $95,700 for the three months ended November 30, 2016, when compared with the same quarterly period a year ago.  EDC Publishing sales commissions are paid on net sales and were 3.1% of net sales for the quarter ended November 30, 2016, and 4.0% for the quarter ended November 30, 2015.  Sales commissions in EDC Publishing fluctuate depending upon the amount of sales made to our house accounts, which are EDC Publishing’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in UBAM increased 26.6% to $9,425,300 for the three months ended November 30, 2016, when compared with the same quarterly period a year ago, primarily due to the increase in net sales for the same period.  UBAM sales commissions were 28.9% of gross sales for the three months ended November 30, 2016, and 31.8% of gross sales for the three months ended November 30, 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Internet and home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.5% for the quarter ended November 30, 2016, and 38.1% for the quarter ended November 30, 2015.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Operating Results for the Nine Months Ended November 30, 2016

We earned income before income taxes of $3,565,400 for the nine months ended November 30, 2016, compared with $3,603,800 for the nine months ended November 30, 2015.

Revenues

	For the Nine Months Ended November 30,
	2016	2015	$ Change	% Change
Gross sales	$91,657,200	$59,920,100	$31,737,100	53.0
Less discounts and allowances	(20,581,900)	(16,953,700)	(3,628,200)	21.4
Transportation revenue	8,299,500	3,702,400	4,597,100	124.2
Net revenues	$79,374,800	$46,668,800	$32,706,000	70.1

UBAM’s gross sales increased $35,146,600 during the nine-month period ending November 30, 2016, when compared with the same nine-month period a year ago.  The sales increase resulted from increases of:

•	206% in fundraiser sales,
•	132% in internet and home party sales, and
•	17% in school and library sales

Over the past year, the number of active sales consultants increased 63% to approximately 28,100 as of November 30, 2016, compared with 17,200 active consultants as of November 30, 2015.

The increase in fundraiser sales is attributed to a 161% increase in the total number of orders and a 17% increase in the average order size.

The increase in internet and home party sales is attributed to a 136% increase in the total number of orders, offset by a 2% decrease in average order size.  This increase in the total number of orders is a result of the increase in the number of sales consultants and their use of social media to conduct online events such as virtual home parties.

The increase in school and library sales is attributed to a 50% increase in the total number of orders, offset by a 22% decrease in average order size.

EDC Publishing’s gross sales decreased $3,409,500 during the nine-month period ending November 30, 2016, when compared with the same nine-month period a year ago.  The significant increase in UBAM sales has affected our ability to ship all EDC Publishing sales in the same timeframe we have historically shipped orders.  The decrease in shipments affected our sales with a 40% decrease in sales to major national accounts and a 13% decrease in sales to smaller retail stores.  EDC Publishing’s sales began to improve during the third quarter and we expect this improvement to continue for the rest of the fiscal year as our shipping timeframes continue to return to historical levels as a result of significant capital improvements implemented late in the first quarter of fiscal year 2017 and improvements in operational flow.

UBAM’s discounts and allowances were $12,414,500 and $7,061,700 for the nine-month periods ended November 30, 2016 and 2015, respectively.  UBAM is a multi-level selling organization that markets its products through independent sales consultants. Sales are made to individual purchasers, and to school and public libraries. Gross sales in UBAM are based on the retail sales prices of the products.  As a part of UBAM’s varied marketing programs, discounts relevant to the particular program are offered.  The discounts and allowances in UBAM will vary from year-to-year depending on the marketing programs in place during any given period.  The UBAM’s discounts and allowances were 16.3% and 17.2% of UBAM’s gross sales for the nine-month periods ended November 30, 2016 and 2015, respectively.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in UBAM due to the different customer markets that each division targets.  EDC Publishing’s discounts and allowances were $8,167,400 and $9,892,000 for the nine-month periods ended November 30, 2016 and 2015, respectively.  EDC Publishing sells to retail book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail sales prices of the products, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.1% and 52.6% of EDC Publishing’s gross sales for the nine-month periods ended November 30, 2016 and 2015, respectively.

Transportation revenue increased to $8,299,500 from $3,702,400 when comparing the nine-month period ended November 30, 2016, to the same period in 2015.  Transportation revenues primarily relate to UBAM and are based on a percentage of the total order, with a per-order minimum charge.

Expenses

	For the Nine Months Ended November 30,
	2016	2015	$ Change	% Change
Cost of sales	$22,500,300	$15,537,400	$6,962,900	44.8
Operating and selling	26,186,500	13,006,700	13,006,700	101.3
Sales commissions	24,802,200	12,924,800	11,877,400	91.9
General and administrative	2,842,000	1,561,700	1,280,300	82.0
Total	$76,331,000	$43,030,600	$33,300,400	77.4

Cost of sales increased 44.8% for the nine months ended November 30, 2016, when compared with the nine months ended November 30, 2015.  Cost of sales as a percentage of gross sales were 24.6% and 25.9%, for each of the nine-month periods ended November 30, 2016 and 2015, respectively.  Cost of sales is the inventory cost of the product sold, which includes the cost of the product itself and inbound freight charges.  Purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network are included in operating and selling expenses, not in cost of sales.  These costs totaled $4,490,700 in the nine months ended November 30, 2016, and $1,697,500 in the nine months ended November 30, 2015.

In addition to costs associated with our distribution network (noted above), operating and selling costs include expenses of EDC Publishing, UBAM and the order entry and customer service functions.  Operating and selling expenses as a percentage of gross sales were 28.6% for the nine months ended November 30, 2016, and 21.7% for the nine months ended November 30, 2015.  This increase is primarily due to a 165% increase in purchasing and receiving costs, inspection costs, warehousing costs, and other costs of our distribution network, along with a 107% increase in shipping and handling costs.

Sales commissions in EDC Publishing decreased 19.2% to $241,100 for the nine months ended November 30, 2016, when compared with the same nine-month period a year ago.  Publishing Division sales commissions are paid on net sales and were 3.3% of net sales for the nine months ended November 30, 2016, and 3.3% for the nine months ended November 30, 2015.  Sales commissions in EDC Publishing fluctuate depending upon the amount of sales made to our house accounts, which are EDC Publishing’s largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.

Sales commissions in UBAM increased 94.5% to $24,561,100 for the nine months ended November 30, 2016, when compared with the same nine-month period a year ago, primarily due to the increase in net sales for the same period.  UBAM sales commissions were 30.3% of gross sales for the nine months ended November 30, 2016, and 30.7% of gross sales for the nine months ended November 30, 2015.  The fluctuation in the percentages of commission expense to gross sales is the result of the type of sale.  Internet and home parties, book fairs, and school and library sales have different commission rates.  Also contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.

Our effective tax rate was 37.9% for the nine months ended November 30, 2016, and 38.2% for the nine months ended November 30, 2015.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  However, during this period of increased sales, our primary uses of cash are to build inventory to meet the demand, to pay dividends and for capital expenditures.  We utilize bank credit facilities to meet our short-term cash needs when necessary.

For the nine-month period ended November 30, 2016 of fiscal year 2017, we experienced cash outflow from our operations of $169,400.  Cash outflow resulted from the following:

•	an increase in inventories of $16,775,100,
•	an increase in accounts receivable of $1,994,200,
•	an increase in prepaid expenses and other assets of $1,661,300,
•	a decrease in the provision for inventory valuation allowance of $37,300, and
•	an increase in deferred income taxes of $35,400.

Offset by:

•	an increase in accounts payable, accrued salaries and commissions, and other current liabilities of $9,572,400,
•	an increase in deferred revenue of $6,632,500,
•	net earnings of $2,212,900,
•	depreciation expense of $780,400,
•	an increase in net income tax payable of $576,800,
•	the provision for doubtful accounts and sales returns of $558,900

The significant increase in accounts payable, accrued salaries and commissions, and other current liabilities is primarily a result of the current payments owed to our suppliers for our increased inventory stock required to sustain our sales increase.

The increase in deferred revenue is primarily a result of orders received for UBAM, but not shipped by the end of third quarter fiscal year 2017.  The increase in prepaid expenses and other assets resulted primarily from the prepaid commissions related to these orders.

Cash used in investing activities was $2,123,600 for capital expenditures, which included:

•	Warehouse picking and inventory management systems of $762,000,
•	Additional investment in accounting and UBAM software systems of $514,400,
•	Warehouse equipment of $438,600,
•	Additional warehouse rack system of $303,900,
•	Other improvements to new facility and old warehouse, including furniture, of $55,300, and
•	Office equipment of $49,400.

Cash provided by financing activities was $2,089,000 for capital expenditures and operating activities, which included:

•	proceeds from long-term debt of $4,000,000, and
•	the sale of treasury stock of $170,700.

Offset by:

•	dividend payments of $1,099,500,
•	long-term debt payments of $530,200, and
•	net payments under our line of credit of $451,800, and
•	the acquisition of treasury stock of $200.

During fiscal year 2017, we will continue to work closely with the bank to ensure overall positive cash flow and the ability to meet our liquidity requirements for the foreseeable future.  Cash generated from operations is used to liquidate any existing debt, pay capital distributions through dividends or repurchase shares outstanding.

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  When stock becomes available at an attractive price, we will utilize free cash flow to repurchase shares.  Management believes this enhances the value to the remaining stockholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.  We repurchased 23 shares during the nine-month period ended November 30, 2016.  The maximum number of shares that can be repurchased in the future is 303,129.

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a $7.0 million revolving loan (“line of credit’) through June 15, 2017.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus 2.75% (3.783% at November 30, 2016).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 2.75%.  Term Loan #2 is secured by a warehouse, land, and inventory.

The line of credit interest is payable monthly at a tiered rate based on our funded debt to EBITDA ratio (“ratio”), whereby pricing tier one is effective for a ratio greater than 4.00 and has a bank adjusted LIBOR Index plus 3.25% and pricing tier two applies for a ratio less than or equal to 4.00, with a bank adjusted LIBOR Index plus 2.75%.  EBITDA is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had $2,880,000 in borrowings outstanding on our revolving credit agreement at November 30, 2016 and $3,331,800 in borrowings at February 29, 2016.  Available credit under the revolving credit agreement was $4,120,000 at November 30, 2016.  Subsequent to November 30, 2016, we utilized the remaining availability on our revolving credit agreement.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the nine months ended November 30, 2016, we had no letters of credit outstanding.

At November 30, 2016, we were in violation of the debt to worth ratio covenant for which we have not yet received a waiver from the Bank.  Accordingly, the related long-term debt has been classified as current.  The debt to worth ratio requires the following: (1) For quarters ending August 31, 2016 and November 30, 2016: 3.50:1.00. (2) For quarters ending February 28, 2017, May 31, 2017, August 31, 2017, and November 30, 2017: 3.25:1:00.  (3) Quarters thereafter: 3.00:1.00.

We expect to receive a debt waiver from the Bank to waive the debt covenant violation.  As such, the following table reflects aggregate future maturities of long-term debt during the next five years and thereafter, subsequent to November 30, 2016, as follows:

Quarter ending November 30,
2017	$898,500
2018	942,900
2019	980,000
2020	1,016,500
2021	1,058,600
Thereafter	16,876,100
$21,772,600

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

Revenue Recognition

Sales are recognized and recorded when products are shipped.  Products are shipped FOB shipping point.  UBAM’s sales are paid at the time the product is ordered.  These sales accounted for 90.9% of net revenues for the nine-month period ended November 30, 2016, and 80.9% for the nine-month period ended November 30, 2015.  Sales which have been paid but not shipped are classified as deferred revenue on the balance sheet.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns relate to damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2016, and February 29, 2016.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $279,900 at November 30, 2016, and $401,900 at February 29, 2016.

Inventory

Management continually estimates and calculates the amount of non-current inventory.  Non-current inventory arises due to the purchase of book inventory in quantities in excess of what will be sold within the normal operating cycle.  Non-current inventory was estimated by management using the current year turnover ratio by title.  Then all inventory in excess of 2 ½ years of anticipated sales is classified as non-current inventory. Non-current inventory balances, before valuation allowance, were $517,400 at November 30, 2016, and $469,000 at February 29, 2016.

Inventories are presented net of a valuation allowance.  Management has estimated and included a valuation allowance for both current and non-current inventory.  This allowance is based on management’s identification of slow moving inventory on hand.  Management has estimated a valuation allowance for both current and non-current inventory of $285,000 and $325,000 as of November 30, 2016, and February 29, 2016, respectively.

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2016. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller/Corporate Secretary (Principal Financial and Accounting Officer).  Based on that evaluation, with the exception of a material weakness noted below, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).

During the third quarter of fiscal 2017, we identified a material weakness in our controls over deferred revenue and cash.  Based upon that discovery, our Chief Executive Officer and Controller/Corporate Secretary have concluded that our controls and procedures related to deferred revenue and cash are not effective as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted due to our inability to accurately quantify deferred revenue and reconcile cash at the end of the quarter in a timely manner.  Specifically, we did not have adequate controls in place to properly identify and account for deferred revenue and the related reconciliation of cash which delayed our ability to file our quarterly report timely.

We have identified and are currently implementing compensating controls to remediate the material weakness described above.  We are also enhancing and revising the design of existing controls and procedures to properly identify deferred revenue and reconcile cash.  We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Except as noted above, there has been no change in our internal control over financial reporting as of November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our Common Stock during the quarter ended November 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2) (3)
				303152
September 1 - 30, 2016	0	N/A	0	303,152
October 1 - 31, 2016	23	$11.09	23	303,129
November 1 - 30, 2016	0	N/A	0	303,129
Total	23	$11.09	23

(1)	All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced plan as described in footnote 2 below.

(2)
In April 2008 the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 303,129 additional shares of our common stock until 3,000,000 shares have been repurchased.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 23, 2017	By:	/s/ Randall W. White
Randall W. White
President