Form 10-K
period 2017-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2017-05-30
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Securities registered pursuant to Section 12(b) of the Act:  None  [Note: Issuers whose securities are listed on a national exchange use Section 12(b) and list the exchange (NASDAQ for EDC). Section 12(g) is for nonexchange traded public companies.]

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
 Yes ☒          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐          No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2016, on the NASDAQ Stock Market, LLC was $37,764,899.

As of May 23, 2017, 4,084,311 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2017 relating to our Annual Meeting of Shareholders to be held on July 26, 2017 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report on Form 10-K and speak only as of the date of this Annual Report on Form 10-K.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.  As used in this Annual Report on Form 10-K, the terms “EDC,” “we,” “our” or “us” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

Item 1.  BUSINESS

(a)  General Description of Business

We are the exclusive United States trade co-publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”).  We also own Kane Miller Book Publishers; award-winning publishers of international children’s books.  We were incorporated on August 23, 1965, in the State of Delaware. Our fiscal years end on February 28 (29).

Our Company motto is “The future of our world depends on the education of our children.  EDC delivers educational excellence one book at a time.  We provide economic opportunity while fostering strong family values.  We touch the lives of children for a lifetime.”

(b)  Financial Information about Our Segments

While selling children’s books is our only line of business, we sell them through two business segments, which we sometimes refer to as “divisions”:

•
Home Business Division (“Usborne Books & More” or “UBAM”) – This division distributes books nationwide through independent consultants, who hold book showings in individual homes, through social media, book fairs with school and public libraries, direct sales and internet sales.

•
Publishing Division (“EDC Publishing”) – This division markets books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	FY 2017	FY 2016
UBAM	92%	83%
Publishing	8%	17%
Total net revenues	100%	100%

(c)  Narrative Description of Business

Products
As the exclusive United States trade co-publisher of the Usborne line of books, we offer over 2,000 different titles.  Many of these titles are interactive in nature, including our Touchy-Feely board books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books.  We also have a growing number of titles printed by our Kane Miller Book Publishers.   Most of our Kane Miller titles were originally published in other countries, in their native languages, and we have purchased the exclusive rights to publish the titles in North America.

 We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Usborne websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs social media and the internet.  The division had approximately 25,800 consultants in 50 states at February 28, 2017.

EDC Publishing markets through commissioned trade representatives who call on book, toy, and specialty stores along with other retail outlets. EDC Publishing also conducts in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 5,000 book, toy and specialty stores.  Significant orders, totaling 17% of EDC Publishing division's net sales, have been received from major book chains.

Key Customers
No customer represents more than 10% of our net sales.

Seasonality
Sales for both divisions are greatest during the fall due to the holiday season.

Competition
While we have the exclusive U.S. rights to sell Usborne Books and our Kane Miller published books, we face competition from the internet and other book publishers who are also selling directly to our customers.  We also face competition in our UBAM division in recruiting and retaining sales consultants from other larger direct selling companies.  Our school and library market faces competition from Scholastic Books for the book fair market.

EDC Publishing faces competition from large U.S. and international publishing companies.

Employees
As of May 1, 2017, 202 full-time employees worked at our Tulsa and San Diego facilities; almost 66% of those are in the distribution warehouse.  We believe our relations with our employees are good.

Company Reports
We make available, free of charge, on our website (www.edcpub.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Our headquarters and warehouse are located on a 40 acre complex at 5402 S 122nd East Ave, Tulsa, Oklahoma. We own the entire complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant.  All product distributions are made from this 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order fulfillment, packaging, and shipment.  We also own a facility located at 10302 E. 55th Pl., Tulsa, Oklahoma that contains approximately 95,000 square feet of warehouse space which is used to store our overflow inventory, along with approximately 10,000 square feet of office space that is currently vacant.  In addition to these owned properties, we also lease a small office in San Diego, California that is used to by our Kane Miller Book Publishing employees.  We believe that our operating facilities meet both present and future capacity needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol--EDUC).  The high and low quarterly common stock quotations for fiscal years 2017 and 2016, as reported by the NASDAQ, were as follows:

	FY 2017		FY 2016
Period	High	Low	High	Low
1st Qtr	14.60	10.65	5.00	3.97
2nd Qtr	13.87	9.95	6.05	4.58
3rd Qtr	12.75	8.50	14.27	6.30
4th Qtr	10.50	7.10	16.97	8.98

The number of shareholders of record of EDC's common stock as of May 23, 2017 was 537.

During fiscal year 2017, we paid quarterly dividends totaling $0.36 per share as follows:  $0.09 per share dividend on March 18, 2016, $0.09 per share dividend on June 17, 2016, $0.09 per share dividend on September 23, 2016, and $0.09 per share dividend on December 16, 2016.   On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.

We had no repurchases of our common stock during the fourth quarter of fiscal year 2017 and the maximum number of shares that may be repurchased, subject to certain covenant restrictions outlined in the fourth amendment to our Loan Agreement with our primary lender, in the future totals 303,129.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid Per Shares	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan

December 1 - 31, 2016	-		$-	303,129
January 1-31, 2017	-		$-	303,129
February 1-28, 2017	-		$-	303,129
Total	-		$-

(1)	In April 2008, the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide this information.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our segments, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Annual Report on Form 10-K.

Management Summary

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller Book Publishers.  We operate our business through two separate segments, UBAM and EDC Publishing, to sell these books.  Our corporate headquarters, including the distribution facility for both segments, is located in Tulsa, Oklahoma.

Each of our two segments have their own sales channel and customer base.  UBAM markets its products to individual consumers as well as to school and public libraries through direct-selling consultants.  EDC Publishing markets similar products on a wholesale basis to various retail accounts.

UBAM Division

Our UBAM division uses a multi-level direct selling platform to market products through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as schools and public libraries.  Revenues are primarily generated through book showings in individual homes, social media, book fairs with school and public libraries, direct sales and internet sales.  This past fiscal year continued a significant shift toward internet sales via social media outlets, such as Facebook.

 An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants (defined as those with sales during the past six months) often recruit new sales consultants.  UBAM makes it easy to recruit by providing signing kits for which new consultants can earn partial or full reimbursement based on established sales criteria. In addition, our UBAM division provides our consultants with an extensive handbook and valuable training.

Consultants

	FY 2017	FY 2016
New Consultants During Fiscal Year	24,600	18,000
Active Consultants End of Fiscal Year	25,800	19,600

Our UBAM division’s multi-level marketing platform presently has six levels of sales representatives:
•	Consultants
•	Team Leaders
•	Senior Team Leaders
•	Executive Team Leaders
•	Senior Executive Team Leaders
•	Directors

Upon signing up, sales representatives begin as consultants.  Consultants receive commissions from each sale they make; the commission rate they receive on each sale is determined by the marketing program under which the sale is made.  In addition, consultants receive a monthly sales bonus once their sales reach an established monthly goal.  Consultants who recruit other consultants and meet certain established criteria are eligible to become team leaders.  Upon reaching this level, they receive monthly override payments based upon the sales of their downline groups.

Once team leaders reach certain established criteria, they become senior team leaders and are eligible to earn promotion bonuses on their downline groups.  Once senior team leaders reach certain established criteria, they become executive team leaders, senior executive team leaders or directors.  Executive team leaders and higher receive an additional monthly override payment based upon the sales of their downline groups.

During fiscal year 2017, we continued to have strong growth in our internet sales within our UBAM division.  With the increased use of social media, online venues such as Facebook, have become a popular outlet for these events.  This model allows consultants to “present” and customers to ‘attend’ online purchasing events from any location.

Customer’s internet orders are primarily received by the consultant’s customized web sites, which are hosted by the Company.  Internet orders are processed through a shopping cart and the consultant receives sales credit and commission on the sales.  Much of the increase in internet sales resulted from the use of social media to host virtual parties, frequently referred to as “Facebook Parties”, and from the increase in the number of sales consultants.

Home parties occur when consultants contact individuals (“hostesses”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show, makes a presentation at the show and takes orders for the books.  The hostess earns free books based upon the total sales at the party, including online internet orders.  These internet orders are reported as internet sales, which has resulted in a decrease in home party revenues and order sizes.  Customer specials are also available for customers when they order in excess of a specified amount.  Additionally, home shows often provide an excellent opportunity for recruiting new consultants.

The school and library program includes book fairs which are held with an organization as the sponsor.  The consultant provides promotional materials to acquaint parents with the books.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This is a pledge-based reading incentive program that provides cash and books to the sponsoring organization and books for the participating children.

Our fundraising program, Cards for a Cause, offers our consultants the opportunity to help members of the community by sharing proceeds from the sale of specific items.  Organizations sell variety boxes of greeting-type cards and keep a portion of the proceeds to help support their related causes.

The cost of free books provided under the various UBAM marketing programs is recorded as operating and selling expense in the statements of earnings.

The table below shows net revenues for our UBAM Division.

Net Revenues, after Commissions, for UBAM division
	FY 2017	FY 2016
Net Revenues	$97,620,600	$52,786,900
Less Commissions	(33,687,200)	(17,710,800)
Net Revenues, after commissions	$63,933,400	$35,076,100

The increase in UBAM net revenues is primarily attributed to the increase in the number of active consultants which totaled a 32% increase at the end of fiscal year 2017.  The increase in consultants resulted in increased internet sales, home shows, book fairs and fundraiser events that all contributed to the growth in UBAM.  UBAM also includes sales to schools and libraries through educational consultants.   Our sales to schools and libraries were consistent with the prior year as we chose to limit accepting new educational consultants.

EDC Publishing Division

Our EDC Publishing division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The EDC Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the EDC Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned inside sales group located in our headquarters.

The table below shows the percentage of net revenues from our EDC Publishing division based on market type.

EDC Publishing Division Net Revenues by Market Type
	FY 2017	FY 2016
National chain stores	17%	22%
All other	83%	78%
Total net revenues	100%	100%

EDC Publishing uses a variety of methods to attract potential new customers and maintain current customers.  Our employees attend many of the national trade shows held by the book selling industry each year, allowing us to make contact with potential buyers who may be unfamiliar with our books.  We actively target the national chains through joint promotional efforts and institutional advertising in trade publications.  Our EDC Publishing division also participates with certain customers in a cooperative advertising allowance program, under which we pay back up to 2% of the net sales to that customer.  Our products are then featured in promotions, such as catalogs, offered by the vendor.  We may also acquire, for a fee, an end cap position (our products are placed on the end of a shelf) in a bookstore, which we and the publishing industry consider an advantageous location in the bookstore.

EDC Publishing’s in-house telesales group targets the smaller independent book and gift store market.  Our semi-annual, full-color, 160-page catalogs, are mailed to over 5,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

The table below reflects the net revenues of our EDC Publishing division.

Net Revenues for EDC Publishing division
	FY 2017	FY 2016
Net Revenues	$9,007,500	$10,831,400

EDC Publishing division’s net revenues decreased $1,823,900 in fiscal year 2017 from fiscal year 2016, or 16.8%, due primarily to a decrease in revenues of approximately 35% from sales to national chain stores, a decrease in revenues of approximately 26% for smaller retail stores, a decrease in revenues of approximately 15% for shared sales, and a decrease in revenues of approximately 1% for inside sales.  Sales to our retail customers declined during 2017 due primarily to cancellation of orders in the fall selling season relating to extended lead times for shipping associated with the growth in our UBAM division.

(1-2) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We typically fund our operations from the cash we generate.    We also use available cash primarily to pay down our outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.  During fiscal year 2017, we increased our borrowings under our revolving credit facility and added additional term loans with our primary lender to meet the working capital liquidity needs that arose due to the growth in our inventory and sales.  As sales grew, so did the need to increase our available inventory as there are long lead times to obtain new products. To meet this need for additional liquidity, we increased our line of credit from $4,000,000 to $7,000,000 and added a new $4,000,000 term loan.  At fiscal year-end, our revolving bank credit facility loan balance was $4,882,900, leaving $2,117,100 in available capacity.

During fiscal year 2017, we experienced a negative cash flow from our operations of $1,572,400.  Cash flow resulted from the following:

•	net earnings of $2,860,900,
•	an increase in accounts payable, accrued salaries and commissions, and other current liabilities of $11,426,900,
•	a decrease in prepaid expenses and other assets of $533,500,
•	the provision for doubtful accounts and sales returns of $283,200,
•	deferred income tax expense of $221,100,
•	increase in income tax payable of $716,300,
•	an asset impairment of $1,082,400, and
•	depreciation expense of $1,079,000.

Offset by:
•	an increase in inventories of $16,771,700,
•	an increase in accounts receivable of $686,900,
•	a reduction in the provision for inventory valuation allowance of $25,000, and
•	a decrease in deferred revenue of $2,292,100.

The significant increase in accounts payable, accrued salaries and commissions, and other current liabilities was primarily a result of the current payments owed to our suppliers for our increased inventory stock required to sustain our sales growth.

Cash used in investing activities was $2,485,400 for capital expenditures.  Our capital expenditures were primarily associated with new software products implemented during the year that are classified as machinery and equipment.

Our capital expenditures included:

•	Customization costs for consultant front office system of $721,200,
•	Accounting system implementation and licenses of $114,400,
•	Warehouse management software system of $768,300,
•	Warehouse equipment of $773,800, and
•	Other improvements to new facility of $107,700.

Cash provided by financing activities was $3,573,300, which was primarily from an increase in long-term debt of $4,000,000, offset by long-term debt payments of $738,500.  Other financing activities included $1,551,100 in net borrowings provided under our revolving credit agreement. We also received $227,800 from the sale of treasury stock associated with employee purchases through payroll withholdings and employer matching contributions to their 401(k) accounts, offset by $200 paid to acquire treasury stock and used $1,466,900 to pay dividends.

In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal years 2017 and 2016, we declared dividends equal to 38% and 67%, respectively, of net income after taxes.  On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.

In April 2008, our Board of Directors adopted a stock repurchase plan in which we may purchase up to an additional 500,000 shares as market conditions warrant.  When management expects the stock is undervalued and when stock becomes available at an attractive price, we can utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

(3) Results of Operations

	FY 2017	FY 2016
Net revenues	100.0%	100.0%
Cost of sales	26.8%	32.2%
Gross margin	73.2%	67.8%
Operating expenses:
Operating and selling	33.2%	30.5%
Sales commissions	31.9%	28.4%
General and administrative	3.4%	3.7%
Impairment of asset	1.0%	0.0%
Total operating expenses	69.5%	62.6%
Other income, net	0.6%	0.4%
Earnings before income taxes	4.3%	5.6%
Income taxes	1.6%	2.3%
Net earnings	2.7%	3.3%

Fiscal Year 2017 Compared with Fiscal Year 2016

The following presents an overview of our results of operations for years ended February 28, 2017 and February 29, 2016.  We had earnings before income taxes of $4,612,100 in fiscal year 2017 compared with $3,545,900 in fiscal year 2016.
Revenues

	FY 2017	FY 2016	$ Change
GROSS SALES	$124,958,900	$80,319,400	$44,639,500
Less discounts and allowances	(29,486,300)	(22,061,500)	(7,424,800)
Transportation revenue	11,155,500	5,360,400	5,795,100
NET REVENUES	$106,628,100	$63,618,300	$43,009,800

UBAM’s gross sales increased 84%, or $48,189,200, during fiscal year 2017 to $105,574,500 when compared with fiscal year 2016.  This increase is attributable to a 32% increase in the number of independent sales representatives. The overall number of orders was up 111% due to increases in orders from all order types including internet, home show, school and library, kits and other, and fundraisers. Average sales per order for this division were down 20%, primarily due to a shift from larger home party orders to multiple individual online orders per internet-based party.

EDC Publishing’s gross sales decreased 15.5%, or $3,549,700, during fiscal year 2017 to $19,384,400 when compared with fiscal year 2016.  Gross sales decreased by 26.3% to smaller retail stores and decreased by 34.9% to national chain stores, both decreases resulted from order cancellations in the fall selling season resulting from increased delivery times.

UBAM’s discounts and allowances were $19,088,100 in fiscal year 2017 and $9,927,900 in fiscal year 2016.  Most sales by UBAM are at retail.  As a part of UBAM’s marketing programs, discounts between 40% and 50% of retail are offered on selected items at various times throughout the year.  The discounts and allowances in the UBAM division will vary from year to year depending upon the marketing programs in place during any given year.  UBAM’s discounts and allowances were 18.1% of UBAM’s gross sales in fiscal year 2017 and 17.3% in fiscal year 2016.

EDC Publishing’s discounts and allowances are a much larger percentage of gross sales than discounts and allowances in the UBAM division due to the different customer markets that each division targets.  The EDC Publishing division’s discounts and allowances were $10,398,200 in fiscal year 2017 and $12,133,600 in fiscal year 2016. To be competitive with other wholesale book distributors, EDC Publishing sells at discounts between 48% and 55% of the retail price, based upon the quantity of books ordered and the dollar amount of the order.  EDC Publishing’s discounts and allowances were 53.6% of their gross sales in fiscal year 2017 and 52.9% in fiscal year 2016.

Transportation revenues increased $5,795,100 or 108.1% in fiscal year 2017, due primarily to the increase in UBAM gross sales during the year and the shift in sales to more, smaller internet-based orders, which each are subject to a flat minimum shipping charge.

Expenses

	FY2017	FY2016	$ Change
Cost of Sales	$28,613,500	$20,494,200	$8,119,300
Operating and selling	35,369,200	19,419,400	15,949,800
Sales commissions	33,995,500	18,062,800	15,932,700
General and administrative	3,621,400	2,328,500	1,292,900
Impairment of asset	1,082,300	-	1,082,300
Total	$102,681,900	$60,304,900	$42,377,000

Cost of sales increased 39.6% in fiscal year 2017 when compared with fiscal year 2016.  Our cost of products is 22% to 28% of the gross sales price, depending upon the product. The percentage change in gross sales to the percentage change in cost of sales, depends largely on the mix of products sold.  Cost of sales is the inventory cost of product sold (including the cost of the product itself and inbound freight charges), along with royalties accrued for sales of Kane Miller titles for which we have royalty payment contracts.   The costs of our distribution network are not included in our cost of sales, but rather in our operating and selling expenses.

Operating and selling expenses include order entry, customer service, purchasing and receiving, inspection, warehousing, and other costs of operating our distribution facility.  These costs totaled $9,322,100 in fiscal year 2017 and $4,700,600 in fiscal year 2016.  Operating and selling expenses as a percentage of gross sales were 28.3% for fiscal year 2017 and 24.2% for fiscal year 2016.

Sales commissions for UBAM increased $15,976,400 for the fiscal year ended 2017.  UBAM sales commissions are paid based on the retail price of non-promotional products sold and were 31.9% of UBAM gross sales for fiscal year 2017 and 30.9% for fiscal year 2016. The fluctuation in the percentages of commission expense to gross sales is the result of the change in the mix in type of sale.  Internet sales, home shows, book fairs, school and library sales and fundraiser sales have different commission rates.  Another factor contributing to the fluctuations in the percentages is the payment of overrides and bonuses, both dependent on consultants’ monthly sales and downline sales.  The increase in sales commissions is the result of higher gross sales in the UBAM division.

Sales commissions for EDC Publishing decreased $43,700 for the fiscal year ended 2017.  Sales commissions for this division fluctuate depending upon the amount of sales made to our “house accounts,” which are our largest customers and do not have any commission expense associated with them, and sales made by our outside sales representatives.  EDC Publishing division sales commissions are paid on net sales and were 3.4% for fiscal year 2017 and 3.2% for fiscal year 2016.

General and administrative expenses include the executive department, accounting department, information services department, general office management and building facilities management.  General and administrative expenses as a percentage of gross sales were 2.9% for both fiscal years 2017 and 2016.

The tax provision for fiscal year 2017 was $1,751,200.  The effective rate for fiscal year 2017 was 38.0% and for fiscal year 2016 was 40.2%. Our effective tax rate was higher than the Federal statutory rate in 2016 due to an IRS audit settlement for $67,800 of our 2012 tax year, state income and franchise taxes.

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $190,000 and $100,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Consignment inventory related to inactive consultants is reclassified to accounts receivable and the associated reserve is included within our allowance.  Management has estimated an allowance for doubtful accounts of $485,000 and $401,900 as of February 28, 2017 and February 29, 2016, respectively. Included within this allowance is $217,000 and $148,000 of reserve related to consignment inventory held by inactive consultants.

Inventory

Our inventory contains approximately 2,000 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a three to four-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $467,100 and $469,000 at February 28, 2017 and February 29, 2016, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 11% of our active consultants maintained consignment inventory at the end of the fiscal year.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,140,700 and $571,400 at February 28, 2017 and February 29, 2016, respectively.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $309,000 and $174,000 at the end of fiscal year 2017 and 2016, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.  Management has estimated a valuation allowance for both current and noncurrent inventory of $300,000 and $325,000 as of February 28, 2017 and 2016, respectively.

Our principal supplier, based in England, generally requires a minimum reorder of 6,500 or more of a title in order to get a solo print run.  Smaller orders would require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.

These factors and historical analysis have led our management to determine that 2 ½ years represents a reasonable estimate of the normal operating cycle for our products.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standards apply to us.

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and will result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. We are currently reviewing the ASU and assessing the potential impact on our financial statements.

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

In November 2015, FASB issued ASU No. 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes,” intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases,” intended to establish a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2016, which means the first quarter of our fiscal year 2018.  We are currently reviewing the ASU and evaluating the potential impact on our financial statements.

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

The information required by this Item 8 begins at page 24.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(a) as of February 28, 2017. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported in accordance within the time periods specified in SEC rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

During the fourth quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting, except for describe below, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness identified in the third quarter, we have implemented additional controls over deferred revenue and cash that include various levels of reviews and reconciliations performed on a monthly basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2017.  The original framework was updated with the issuance of the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has not yet implemented the 2013 Framework, but does not deem it impacting our effective assessment conclusion.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

(b)  Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 26, 2017.

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

10.5
Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between us and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.24 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.6	Employment Agreement between Randall W. White and the Company dated February 28, 2004 incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2005 (File No. 04957).

10.7	Loan Agreement dated December 1, 2015 by and between the Company and MidFirst Bank, Tulsa, OK.

10.8	Purchase and Sale Agreement dated October 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK.

10.9	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK.

10.10	First Amendment Loan Agreement dated March 10, 2016 by and between the Company and MidFirst Bank, Tulsa, OK.

10.11	Second Amendment Loan Agreement dated June 15, 2016 by and between the Company and MidFirst Bank, Tulsa, OK.

10.12	Third Amendment Loan Agreement dated June 28, 2016 by and between the Company and MidFirst Bank, Tulsa, OK.

10.13	Fourth Amendment Loan Agreement dated February 7, 2017 by and between the Company and MidFirst Bank, Tulsa, OK.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of the Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 30, 2017	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 30, 2017	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Director
(Principal Executive Officer)

	May 30, 2017	/s/ John A. Clerico
John A. Clerico, Director

	May 30, 2017	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 30, 2017	/s/ Kara Gae Neal
Kara Gae Neal, Director

	May 30, 2017	/s/ Betsy Rickert
Betsy Rickert, Director

	May 30, 2017	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Educational Development Corporation

We have audited the accompanying balance sheets of Educational Development Corporation as of February 28, 2017 and February 29, 2016, and the related statements of earnings, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Development Corporation as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
May 30, 2017

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28 (29),
ASSETS	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$699,200	$1,183,700
Accounts receivable, less allowance for doubtful accounts and sales returns $675,000 (2017) and $501,900 (2016)	2,917,000	2,513,300
Inventories—Net	34,253,100	17,479,500
Prepaid expenses and other assets	695,200	1,028,100
Deferred income taxes	466,600	298,200
Total current assets	39,031,100	22,502,800

INVENTORIES—Net	192,100	169,000

PROPERTY, PLANT AND EQUIPMENT—Net	27,034,300	26,710,300

OTHER ASSETS	61,400	262,000
DEFERRED INCOME TAXES	-	50,900

TOTAL ASSETS	$66,318,900	$49,695,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,565,300	$7,801,300
Line of credit	4,882,900	3,331,800
Deferred revenues	633,100	2,925,200
Current maturities of long-term debt	898,500	615,400
Accrued salaries and commissions	1,379,700	1,202,500
Income taxes payable	1,519,400	803,100
Dividends payable	-	366,300
Other current liabilities	3,218,200	1,732,500
Total current liabilities	30,097,100	18,778,100

LONG-TERM DEBT—Net of current maturities	20,665,800	17,687,400
DEFERRED INCOME TAX LIABILITY	338,600	-
Total liabilities	51,101,500	36,465,500

COMMITMENTS (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 shares; Outstanding 4,090,074 (2017) and 4,064,610 (2016) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	16,317,800	14,557,500
	26,074,000	24,313,700
Less treasury stock, at cost	(10,856,600)	(11,084,200)
Total shareholders' equity	15,217,400	13,229,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,318,900	$49,695,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28 (29),
	2017	2016
GROSS SALES	$124,958,900	$80,319,400
Less discounts and allowances	(29,486,300)	(22,061,500)
Transportation revenue	11,155,500	5,360,400
NET REVENUES	106,628,100	63,618,300
COST OF SALES	28,613,500	20,494,200
Gross margin	78,014,600	43,124,100

OPERATING EXPENSES:
Operating and selling	35,369,200	19,419,400
Sales commissions	33,995,500	18,062,800
General and administrative	3,621,400	2,328,500
Impairment of asset	1,082,300	-
Total operating expenses	74,068,400	39,810,700

INTEREST EXPENSE	1,028,800	244,900
OTHER INCOME	(1,694,700)	(477,400)

EARNINGS BEFORE INCOME TAXES	4,612,100	3,545,900

INCOME TAXES	1,751,200	1,426,600
NET EARNINGS	$2,860,900	$2,119,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.70	$0.52
Diluted	$0.70	$0.52

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,077,695	4,049,154
Diluted	4,082,854	4,051,678
Dividends per share	$0.27	$0.35

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28 (29),

	Common Stock
	(par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—March 1, 2015	6,041,040	$1,208,200	$8,548,000	$13,857,200	2,016,501	$(11,285,100)	$12,328,300
Purchases of treasury stock	-	-	-	-	163	(1,600)	(1,600)
Sales of treasury stock	-	-	-	-	(40,234)	202,500	202,500
Dividends declared ($0.09/share)	-	-	-	(366,300)	-	-	(366,300)
Dividends paid ($0.26/share)	-	-	-	(1,052,700)	-	-	(1,052,700)
Net earnings	-	-	-	2,119,300	-	-	2,119,300
BALANCE—February 29, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500
Purchases of treasury stock	-	-	-	-	23	(200)	(200)
Sales of treasury stock	-	-	-	-	(25,487)	227,800	227,800
Dividends paid ($0.27/share)	-	-	-	(1,100,600)	-	-	(1,100,600)
Net earnings	-	-	-	2,860,900	-	-	2,860,900
BALANCE—February 28, 2017	6,041,040	$1,208,200	$8,548,000	$16,317,800	1,950,966	$(10,856,600)	$15,217,400

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28 (29),
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,860,900	$2,119,300
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Impairment of asset	1,082,300	-
Depreciation	1,079,000	274,500
Deferred income taxes	221,100	(19,100)
Provision for doubtful accounts and sales returns	283,200	1,239,600
Provision for inventory valuation allowance	(25,000)	(68,100)
Changes in assets and liabilities:
Accounts receivable	(686,900)	(676,200)
Inventories, net	(16,771,700)	(6,048,600)
Prepaid expenses and other assets	533,500	(672,500)
Accounts payable, accrued salaries and commissions, and other current liabilities	11,427,000	6,837,000
Deferred revenue	(2,292,100)	2,925,200
Income tax payable	716,300	739,500
Total adjustments	(4,433,300)	4,531,300
Net cash provided by (used in) operating activities	(1,572,400)	6,650,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,485,400)	(24,911,600)
Net cash used in investing activities	(2,485,400)	(24,911,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt	(738,500)	(97,200)
Proceeds from long-term debt	4,000,000	18,400,000
Cash received from sale of treasury stock	227,800	202,500
Cash paid to acquire treasury stock	(200)	(1,600)
Net borrowings under line of credit	1,551,100	1,931,800
Dividends paid	(1,466,900)	(1,374,700)
Net cash provided by financing activities	3,573,300	19,060,800
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(484,500)	799,800
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,183,700	383,900
CASH AND CASH EQUIVALENTS—END OF YEAR	$699,200	$1,183,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,005,200	$179,800
Cash paid for income taxes	$543,800	$706,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business—Educational Development Corporation (“we”, “our”, “us”, or “the Company”) distributes books and publications through our Usborne Books & More (“UBAM”) and EDC Publishing  divisions to individual consumers, book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the exclusive U.S. trade distributor of books and related items, published by Usborne Publishing Limited (“Usborne”), an England-based publishing company, our largest supplier.  We are also a publishing company through our ownership of Kane Miller Book Publishers.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Reclassifications—Certain accounts in the 2016 statement of earnings have been reclassified between operating and selling expenses and general and administrative expenses to more appropriately present these classifications.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $34.8 million and $20.0 million for the years ended February 28, 2017 and February 29, 2016, respectively.  Total inventory purchases for those same periods were approximately $45.4 million and $29.8 million, respectively.  As of February 28, 2017, our outstanding accounts payable due to Usborne was $13.9 million.

Cash and Cash Equivalents—Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000. We have never experienced any losses related to these balances.  The majority of payments due from banks for third party credit card transactions process within two business days.  These amounts due are classified as cash and cash equivalents.  Cash and cash equivalents also include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.

Accounts Receivable— Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date.  Extended, seasonal dating is frequently available for orders of minimum quantities or amounts.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Delinquency fees are not assessed.  Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.  Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken.  The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

Accounts receivable also includes consignment inventory balances of inactive consultants as the Company considers these amounts to be collectable directly from the inactive consultants either through payment or the return of titles consigned.

Management periodically reviews accounts receivable balances and, based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, estimates the portion of the balance that will not be collected.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Recoveries of accounts receivable previously written off are recorded as income when received.

Management has estimated an allowance for doubtful accounts of $485,000 and $401,900 as of February 28, 2017 and February 29, 2016, respectively. Included within this allowance is $217,000 and $148,000 of reserve related to consignment inventory held by inactive consultants.

Inventories—Inventories are stated at the lower of cost or market.  Cost is determined using the average costing method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company.  The total value of inventory on consignment with active consultants was $1,140,700 and $571,400 at February 28, 2017 and February 29, 2016, respectively.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $309,000 and $174,000 at the end of fiscal year 2017 and 2016, respectively. Such inventory is subject to a reserve based on estimated amounts that will not be sold or returned.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Building improvements	10 – 15 years
Machinery and equipment	3– 15 years
Furniture and fixtures	3 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service.

Impairments of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated cash flows.  Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties.  We recorded impairment loss of $1.1 million to long-lived assets in our UBAM segment in the fourth quarter of fiscal 2017 (Note 4).

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

Revenue Recognition— Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from the retail stores.  The damages occur in the stores, not in shipping to the stores.  It is industry practice to accept returns from wholesale customers.  Management has estimated and included a reserve for sales returns of $190,000 and $100,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in selling and operating expenses in the statements of earnings, were $266,400 and $531,500 for the years ended February 28, 2017 and February 29, 2016, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $16,637,500 and $8,655,600 for the years ended February 28, 2017 and February 29, 2016, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, were $1,028,800 and $244,900 for the years ended February 28, 2017 and February 29, 2016, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Year Ended February 28 (29),
	2017	2016
Earnings Per Share:
Net earnings applicable to common shareholders	$2,860,900	$2,119,300

Shares:
Weighted average shares outstanding–basic	4,077,695	4,049,154
Assumed exercise of options	5,159	2,524

Weighted average shares outstanding–diluted	4,082,854	4,051,678

Diluted Earnings Per Share:
Basic	$0.70	$0.52
Diluted	$0.70	$0.52

Stock-Based Compensation—Share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the requisite service period, net of estimated forfeitures.

New Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standard updates (“ASU”) apply to us.

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

In November 2015, FASB issued ASU No. 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes,” which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We anticipate this ASU having minimal impact on our financial statements.

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

2.       INVENTORIES

  Inventories consist of the following:

	February 28 (29),
	2017	2016
Current:
Book inventory	$34,278,100	$17,504,500
Inventory valuation allowance	(25,000)	(25,000)
Inventories net–current	$34,253,100	$17,479,500

Noncurrent:
Book inventory	$467,100	$469,000
Inventory valuation allowance	(275,000)	(300,000)
Inventories net–noncurrent	$192,100	$169,000

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	February 28 (29),
	2017	2016
Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,692,500	2,735,800
Machinery and equipment	5,230,700	2,190,300
Furniture and fixtures	101,600	85,700
System installations in progress	-	610,000
	31,453,800	30,050,800
Less accumulated depreciation	(4,419,500)	(3,340,500)
	$27,034,300	$26,710,300

          On December 1, 2015, we completed the purchase of a new facility to provide larger office and warehouse capacity which will accommodate the future growth of our operations.  The land, building and equipment associated with the facility were purchased for $23,213,000, which includes $327,000 of transaction costs.  Refer to Note 8 and Note 9 for additional information
4.	IMPAIRMENT
Beginning in fiscal 2015, the Company began working with a third-party to develop an integrated direct-sales order system. This system was to be used by the Company’s independent sales consultants to assist them in order processing, payment collection, genealogy tracking, commission reporting among other features.  Our sales consultants started using the new system during the third quarter of fiscal 2017.

During the fourth quarter of fiscal year 2017 it was concluded that the system was not fulfilling the needs of the direct-sales program.  Management evaluated various alternatives, but ultimately concluded it was necessary to abandon the system as it became clear the third-party developer would be unable to get the system to operate as originally intended. As a result, we reverted to our original web-based proprietary system and recognized an impairment loss of $1.1 million, as it was determined that the system had no fair value as a result of being abandoned.

5.       OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	February 28 (29),
	2017	2016
Accrued royalties	$721,600	$578,200
Accrued UBAM incentives	1,180,400	705,200
Interest payable	88,600	65,000
Sales tax payable	425,700	145,700
Other	801,900	238,400
	$3,218,200	$1,732,500

6.       INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities as of February 28 (29), are as follows:

	FY2017	FY2016
Current:
Deferred tax assets:
Allowance for doubtful accounts	$164,600	$40,000
Inventory overhead capitalization	131,000	131,000
Inventory valuation allowance	9,500	9,500
Allowance for sales returns	72,200	38,000
Accruals	89,300	79,700

Deferred tax assets-current	466,600	298,200

Noncurrent:
Deferred tax assets (liabilities):
Inventory valuation allowance	$104,500	$114,000
Property, plant and equipment	(443,100)	(63,100)
Capital loss carryforward	163,600	163,600
Subtotal deferred tax assets (liabilities):	(175,000)	214,500
Less valuation allowance	(163,600)	(163,600)

Net deferred tax assets (liabilities)-noncurrent	$(338,600)	$50,900

Management has assessed the evidence to estimate whether sufficient future capital gains will be generated to utilize the existing capital loss carryforward. As no current expectation of capital gains exists, management has determined that a valuation allowance is necessary to reduce the carrying value of the capital loss carryforward deferred tax asset as it is “more likely than not” that such assets are unrealizable.

The amount of the deferred tax asset considered realizable, however, could be adjusted if future capital gains are generated during the carryforward period which ends February 28, 2019.  Management has determined that no valuation allowance is necessary to reduce the carrying value of other deferred tax assets as it is “more likely than not” that such assets are realizable.

The amount of the deferred tax liability related to property, plant and equipment and current income tax (payable) receivable could be adjusted if a scheduled future cost segregation analysis, expected to be completed by the end of the second fiscal quarter 2018, results in changes which affect this liability. An estimate of the range of the change in deferred tax liability cannot be made at this time.

The components of income tax expense are as follows:

	February 28 (29),
	2017	2016
Current:
Federal	$1,267,600	$1,210,900
State	262,500	234,800
	1,530,100	1,445,700
Deferred:
Federal	186,200	(16,100)
State	34,900	(3,000)
	221,100	(19,100)
Total income tax expense	$1,751,200	$1,426,600

The following reconciles our expected income tax expense utilizing statutory tax rates to the actual tax expense:
	February 28 (29),
	2017	2016
Tax expense at federal statutory rate	$1,568,200	$1,205,600
Federal income tax audit expense for 2012	-	67,900
State income tax–net of federal tax benefit	182,000	158,200
Other	1,000	(5,100)
Total income tax expense	$1,751,200	$1,426,600

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
7.	EMPLOYEE BENEFIT PLAN
We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $61,200 and $51,400 during the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from Treasury stock amounted to 25,487 net shares and 40,121 net shares during the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

8.       COMMITMENTS

In connection with the purchase of the facility, disclosed in Note 3, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility.  The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition was estimated at $10,159,000, which was also the carrying cost as of February 28, 2017.  The accumulated depreciation associated with the leased assets was $438,700 and $88,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net in the balance sheet.

The lease requires payments of $105,800 per month starting December 1, 2015, with a 2.0% annual increase adjustment on each anniversary date thereafter.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenue associated with the lease is being recorded on a straight-line basis and is reported in other income on the statement of earnings.

The following table reflects future minimum rental income payments under the non-cancellable portion of this lease as of February 28, 2017:

Year Ending February 28,

2018	$1,301,000
2019	1,327,000
2020	1,353,500
2021	1,380,600
2022	1,408,200
Thereafter	13,584,100
Total	$20,354,400

At February 28, 2017, we had outstanding purchase commitments for inventory totaling approximately $5,969,800, which is due during fiscal year 2018.  Of these commitments, $2,037,600 were with Usborne, $3,836,400 with various Kane Miller publishers and the remaining $95,700 with other suppliers.

Rent expense for the year ended February 28, 2017 and February 29, 2016 was $69,500 and $26,100, respectively.  As of February 28, 2017, we did not have any lease commitments in excess of one year.

9.       DEBT

Debt consists of the following:

	February 28 (29),
	2017	2016

Line of credit	$4,882,900	$3,331,800

Long-term debt	$21,564,300	$18,302,800
Less current maturities	(898,500)	(615,400)
Long-term debt, net of current maturities	$20,665,800	$17,687,400

We have a Loan Agreement with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus 3.25% (4.03% at February 28, 2017).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 3.25% (4.03% at February 28, 2017).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provides a $7.0 million revolving loan (“line of credit’) through June 15, 2017 with interest payable monthly at the bank adjusted LIBOR Index plus 3.25% (4.03% at February 28, 2017).   The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid Term Loans, unpaid accrued interest and any recourse amounts as defined in the Continuing Guaranty Agreement.

The Tranche B, the line of credit and the Term Loan #2 accrue interest at a tiered rate based on our funded debt to EBITDA ratio (“ratio”) which is payable monthly.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.25	362.50
II	>2.75 but <3.25	350.00
III	>2.25 but <2.75	337.50
IV	<2.25	325.00

EBITDA is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had $4,882,900 and $3,331,800 in borrowings outstanding on our revolving credit agreement at February 28, 2017 and February 29, 2016, respectively.  Available credit under the revolving credit agreement was $2,117,100 at February 28, 2017 and $668,200 at February 29, 2016.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the year ended February 28, 2017, we had no letters of credit outstanding.

The Loan Agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions and the amount of distributions we can make on a quarterly basis. Additionally, the Loan Agreement suspends dividends and stock buybacks.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28,
2018	$898,500
2019	952,200
2020	989,600
2021	1,026,500
2022	1,069,000
Thereafter	16,628,500
$21,564,300

10.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2017 expire in December 2019.

A summary of the status of our 2002 Plan as of February 28, 2017 and February 29, 2016, and changes during the years then ended is presented below:

	February 28 (29),
	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at
Beginning of Year	10,000	$5.25	10,000	$5.25
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at End of Year	10,000	$5.25	10,000	$5.25

At February 28, 2017, all options outstanding are exercisable with an aggregate intrinsic value of $43,000 and weighted-average remaining contractual terms of options outstanding of 2.8 years.

11.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended February 28, 2017 and February 29, 2016.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2017
First quarter	$22,784,200	$16,110,400	$620,200	$0.15	$0.15
Second quarter	25,893,000	18,394,600	318,500	0.08	0.08
Third quarter	30,697,600	22,369,500	1,274,200	0.31	0.31
Fourth quarter	27,253,300	21,140,100	648,000	0.16	0.16
Total year	$106,628,100	$78,014,600	$2,860,900	$0.70	$0.70

2016
First quarter	$9,637,800	$6,064,000	$324,600	$0.08	$0.08
Second quarter	12,606,800	8,029,400	644,400	0.16	0.16
Third quarter	24,424,200	17,038,000	1,258,500	0.31	0.31
Fourth quarter	16,949,500	11,992,700	(108,200)	(0.03)	(0.03)
Total year	$63,618,300	$43,124,100	$2,119,300	$0.52	$0.52

12.	BUSINESS SEGMENTS
We have two reportable segments: EDC Publishing and UBAM which are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.

•
EDC Publishing markets its products to retail accounts, which include book, toy and gift stores, school supply stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal telesales group.

•
UBAM markets its product line through a nationwide network of independent sales consultants using a combination of home shows, internet shows, and book fairs.  UBAM also distributes to school and public libraries.

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

Information by industry segment for the years ended February 28, 2017 and February 29, 2016 is set forth below:

NET REVENUES

	2017	2016
EDC Publishing	$9,007,500	$10,831,400
UBAM	97,620,600	52,786,900
Total	$106,628,100	$63,618,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	2017	2016
EDC Publishing	$2,566,400	$3,305,300
UBAM	15,376,000	7,336,200
Other	(13,330,300)	(7,095,600)
Total	$4,612,100	$3,545,900

13.	STOCK REPURCHASE PLAN
In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2017, we purchased 23 shares of common stock at an average price of $8.70 per share totaling approximately $200.  The maximum number of shares that may be repurchased in the future is 303,129.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $4,882,900 and $3,331,800 at February 28, 2017 and February 29, 2016, respectively.  The estimated fair value of our term notes payable is estimated by management to approximate $20,130,100 at February 28, 2017 and $18,078,300 February 29, 2016, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.     SUBSEQUENT EVENTS
None.