Form 10-Q
period 2017-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2017-07-17
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Avenue, Tulsa, Oklahoma	74146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (918) 622-4522

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒        No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 10, 2017, there were 4,091,334 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 28, 2017 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2017	February 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$587,800	$699,200
Accounts receivable, less allowance for doubtful accounts and sales returns of $866,000 (May 31) and $675,000 (February 28)	3,248,200	2,917,000
Inventories—Net	29,726,600	34,253,100
Prepaid expenses and other assets	804,600	695,200
Total current assets	34,367,200	38,564,500

INVENTORIES—Net	187,400	192,100

PROPERTY, PLANT AND EQUIPMENT—Net	26,977,800	27,034,300

OTHER ASSETS	61,400	61,400
DEFERRED INCOME TAXES	73,500	128,000

TOTAL ASSETS	$61,667,300	$65,980,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,431,400	$17,565,300
Line of credit	5,560,300	4,882,900
Deferred revenues	547,000	633,100
Current maturities of long-term debt	898,500	898,500
Accrued salaries and commissions	1,739,600	1,379,700
Income taxes payable	2,182,500	1,519,400
Other current liabilities	3,303,500	3,218,200
Total current liabilities	24,662,800	30,097,100

LONG-TERM DEBT-Net of current maturities	20,446,800	20,665,800
OTHER LONG-TERM LIABILITIES	106,000	-
Total liabilities	45,215,600	50,762,900

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (May 31 and February 28) shares; Outstanding 4,091,334 (May 31) and 4,090,074 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	17,543,100	16,317,800
	27,299,300	26,074,000
Less treasury stock, at cost	(10,847,600)	(10,856,600)
Total shareholders’ equity	16,451,700	15,217,400
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,667,300	$65,980,300

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2017	2016

GROSS SALES	$31,173,900	$26,701,300
Less discounts and allowances	(6,943,700)	(6,189,000)
Transportation revenue	2,700,600	2,271,900
NET REVENUES	26,930,800	22,784,200
COST OF SALES	7,424,800	6,673,800
Gross margin	19,506,000	16,110,400

OPERATING EXPENSES:
Operating and selling	5,392,400	4,728,900
Sales commissions	8,509,200	6,974,100
General and administrative	3,713,900	3,558,100
Total operating expenses	17,615,500	15,261,100

OTHER INCOME (EXPENSE):
Interest expense	(281,500)	(216,500)
Other income	373,200	371,800
Total other income	91,700	155,300

EARNINGS BEFORE INCOME TAXES	1,982,200	1,004,600

INCOME TAXES	756,900	384,400
NET EARNINGS	$1,225,300	$620,200

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.30	$0.15
Diluted	$0.30	$0.15

DIVIDENDS PER SHARE	$0.00	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,090,143	4,068,679
Diluted	4,093,878	4,074,597

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2017

	Common Stock
	(par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2017	6,041,040	$1,208,200	$8,548,000	$16,317,800	1,950,966	$(10,856,600)	$15,217,400
Sales of treasury stock	-	-	-	-	(1,260)	9,000	9,000
Net earnings	-	-	-	1,225,300	-	-	1,225,300
BALANCE— May 31, 2017	6,041,040	$1,208,200	$8,548,000	$17,543,100	1,949,706	$(10,847,600)	$16,451,700

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,225,300	$620,200
Adjustment to reconcile net earnings to net cash used in operating activities
Depreciation	293,300	241,700
Deferred income taxes	54,500	(20,900)
Provision for doubtful accounts	282,900	200,700
Provision for inventory valuation allowance	15,000	(50,000)
Changes in assets and liabilities:
Accounts receivable	(614,100)	(677,700)
Inventories, net	4,516,200	(5,088,600)
Prepaid expenses and other assets	(109,400)	(1,782,900)
Accounts payable	(7,133,900)	3,642,300
Accured salaries and commissions	359,900	(24,300)
Deferred revenues	(86,100)	2,442,000
Other liabilities	191,300	(298,500)
Income tax payable	663,100	(310,900)
Total adjustments	(1,567,300)	(1,727,100)
Net cash used in operating activities	(342,000)	(1,106,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(236,800)	(1,263,000)
Net cash used in investing activities	(236,800)	(1,263,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(219,000)	(149,600)
Cash received from sale of treasury stock	9,000	45,600
Net borrowings under the line of credit	677,400	2,586,900
Dividends paid	-	(366,300)

Net cash provided by financing activities	467,400	2,116,600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,400)	(253,300)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	699,200	1,183,700

CASH AND CASH EQUIVALENTS—END OF PERIOD	$587,800	$930,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$275,200	$216,500
Cash paid for income taxes	$-	$716,200

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2017 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to seasonality of product sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2017 condensed balance sheet and condensed statement of earnings to conform to the classifications used in fiscal 2018.  These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2017 included in our Form 10-K.

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

In July 2015, FASB issued ASU No. 2015-11 “Inventory - Simplifying the Measurement of Inventory”, which is intended to allow measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU became effective for the Company on March 1, 2017.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes,” which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We have retrospectively implemented this new presentation in our condensed financial statements.  As such, we reclassified $466,000 of current deferred tax assets to noncurrent (netted with $338,000 of deferred tax liabilities within noncurrent assets) on the condensed financial statements.  The adoption of this ASU did not affect our statements of earnings.

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU became effective for the Company on March 1, 2017.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses”, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2020.  We anticipate this ASU having minimal impact on our financial statements.

Note 2 – INVENTORIES

 Inventories consist of the following:

	2017
	May 31,	February 28,
Current:
Book inventory	$29,751,600	$34,278,100
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$29,726,600	$34,253,100

Non-current:
Book inventory	$475,400	$467,100
Inventory valuation allowance	(288,000)	(275,000)

Inventories net–non-current	$187,400	$192,100

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $1.9 million and $9.9 million for the three months ended May 31, 2017 and 2016, respectively.  Total inventory purchases from all suppliers were $5.4 million and $13.0 million for the three months ended May 31, 2017 and 2016, respectively.

Note 3 – DEBT

Debt consists of the following:

	2017
	May 31,	February 28,

Line of credit	$5,560,300	$4,882,900

Long-term debt	$21,345,300	$21,564,300
Less current maturities	(898,500)	(898,500)
LONG-TERM DEBT-net of current maturites	$20,446,800	$20,665,800

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.25% at May 31, 2017).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.25% at May 31, 2017).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $7.0 million revolving loan (“line of credit”) through June 15, 2017 (See Note 12) with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.25% at May 31, 2017).   The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid Term Loans, unpaid accrued interest and any recourse amounts as defined in the Continuing Guaranty Agreement.

The Tranche B, the line of credit and the Term Loan #2 accrue interest at a tiered rate based on our funded debt to EBITDA ratio which is payable monthly.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.25	362.50
II	>2.75 but <3.25	350.00
III	>2.25 but <2.75	337.50
IV	<2.25	325.00

EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had $5,560,300 and $4,882,900 in borrowings outstanding on our revolving credit agreement at May 31, 2017 and February 28, 2017, respectively.  Available credit under the revolving credit agreement was $1,439,700 at May 31, 2017 and $2,117,100 at February 28, 2017.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2017 (see Note 12), and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended May 31, 2017, we had no letters of credit outstanding.

The Loan Agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement suspends dividends and stock buybacks.

See Note 12 for changes to our Loan Agreement subsequent to May 31, 2017.

Note 4 – EARNINGS PER SHARE

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

	Three Months Ended May 31,
	2017	2016
Net earnings	$1,225,300	$620,200

Shares:

Weighted average shares outstanding - basic	4,090,143	4,068,679
Assumed exercise of options	3,735	5,918

Weighted average shares outstanding - diluted	4,093,878	4,074,597

Basic Earnings Per Share	$0.30	$0.15
Diluted Earnings Per Share	$0.30	$0.15

Our Board of Directors has adopted a stock repurchase plan in which we may purchase up to a total of 3,000,000 shares as market conditions warrant.  This plan has no expiration date. During the three months ended May 31, 2017, we did not repurchase any shares of common stock.  The maximum number of shares that can be repurchased in the future is 303,129.

Note 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three months ended May 31, 2017 and 2016.

Note 6 – SHIPPING AND HANDLING COSTS

Outbound freight and handling costs incurred are included in operating and selling expenses and were $3,185,600 and $3,465,700 for the three months ended May 31, 2017 and 2016, respectively.

Note 7 – COMMITMENTS

We have a 15-year lease with a non-related third party, who leases 181,300 square feet, or 45.3% of our main facility.  The lease is being accounted for as an operating lease.

The lessee pays $107,900 per month, with a 2.0% annual increase adjustment on the anniversary of the lease.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenue associated with the lease is being recorded on a straight-line basis over the 15-year lease and is reported in other income on the condensed statement of earnings.

The Company executed purchase orders with several vendors during the first quarter of fiscal 2017 to buy equipment that will increase the daily shipping capabilities of its distribution center located in Tulsa, OK.  The combined total of these purchase orders is approximately $1,500,000.

Note 8 – BUSINESS SEGMENTS

We have two reportable segments:  Usborne Books & More (“UBAM”) and Publishing.  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal tele-sales group.  Our UBAM segment markets its products through a network of independent sales consultants using a combination of direct sales, home shows, book fairs and internet sales.

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

Information by reporting segment for the three-month period ended May 31, 2017 and 2016, follows:

NET REVENUES

	Three Months Ended May 31,
	2017	2016
EDC Publishing	$2,122,100	$2,134,000
UBAM	24,808,700	20,650,200
Total	$26,930,800	$22,784,200

EARNINGS BEFORE INCOME TAXES

	Three Months Ended May 31,
	2017	2016
EDC Publishing	$571,000	$653,000
UBAM	4,381,900	3,226,200
Other	(2,970,700)	(2,874,600)
Total	$1,982,200	$1,004,600

Note 9 – FAIR VALUE MEASUREMENTS

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $5,560,300 and $4,882,900 at May 31, 2017 and February 28, 2017, respectively.  The estimated fair value of our term notes payable is estimated by management to approximate $20,007,000 and $20,130,100 at May 31, 2017 and February 28, 2017, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

As of the end of our first quarter, we had received approximately $547,000 in payments for sales orders which were shipped out subsequent to the quarter end.  As of May 31, 2017, these prepaid sales orders are included in deferred revenues on the condensed balance sheet.

Note 11 – SUBSEQUENT EVENT

On June 15, 2017, the Company executed the Fifth Amendment Loan Agreement (the “Amendment”) with the Bank related to our Loan Agreement dated as of March 10, 2016, as amended. The Amendment modifies the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extends the termination date of the Loan Agreement to June 15, 2018. Under the terms of the Amendment, the maximum revolving principal amount can be further extended to $15.0 million based on the Company completing certain requirements and based on the approval of the Bank.

The Amendment also modifies the Loan Agreement to include an advancing term loan (the “Advancing Term Loan”) of $3.0 million which the Company will use to cover the cost of planned fiscal 2018 capital improvements to increase its daily shipping capacity. The Advancing Term Loan accrues interest only monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, between June 9 and December 9, 2017, at which time the amount advanced will be converted to a term loan and will amortize over a thirty-six-month period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, number of our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and  capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2017 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We operate two separate segments: Usborne Books & More (“UBAM”) and Publishing, to sell our Usborne and Kane Miller lines of children’s books.  These two segments each have their own customer base.  The Publishing segment markets its products on a wholesale basis to various retail accounts.  The UBAM segment markets its products through a network of independent sales consultants using a combination of direct sales, home shows, book fairs and internet sales.  All other supporting administrative activities are recognized as other expenses outside of our two segments.  Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended May 31,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net revenues	$26,930,800	$22,784,200	100.0%	100.0%
Cost of goods sold	7,424,800	6,673,800	33.3%	40.0%
Gross margin	19,506,000	16,110,400	66.7%	60.0%
Operating expenses:
Operating and selling	5,392,400	4,728,900	27.9%	28.1%
Sales commissions	8,509,200	6,974,100	27.7%	20.8%
General and administrative	3,713,900	3,558,100	3.3%	5.9%
Total operating expenses	17,615,500	15,261,100	58.9%	54.8%
Other income (expense)			7.8%	5.2%
Interest expense	(281,500)	(216,500)	-0.1%	-0.1%
Other income	373,200	371,800	-0.1%	-0.1%
Earnings before income taxes	1,982,200	1,004,600	7.7%	5.1%
Income taxes	756,900	384,400	2.9%	2.0%
Net earnings	$1,225,300	$620,200	4.8%	3.1%

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

General and administrative expenses not associated with a reporting segment remained consistent totaling $3,056,800 for the three-month period ending May 31, 2017, compared to $3,007,200 for the same quarterly period a year ago.

Interest expense increased $65,000 to $281,500 for the three months ended May 31, 2017, from $216,500 for the same quarterly period a year ago.  Interest expense increased primarily as a result of increased line of credit borrowings and additional interest associated with the Term Loan #2 totaling $4,000,000 which was borrowed during the second quarter of fiscal 2017.  Our additional borrowings associated with the increased line of credit borrowing and Term Loan #2 were used to fund working capital needs associated with our growth in sales and inventory.

Income taxes increased $372,500 to $756,900 for the three months ended May 31, 2017, from $384,400 for the same quarterly period a year ago.  Our effective tax rate was 38.2% for the quarter ended May 31, 2017, and 38.3% for the quarter ended May 31, 2016.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2017

The following table summarizes the operating results of the UBAM segment for the three months ended May 31, 2017 and 2016:

	For the Three Months Ended May 31,
	2017	2016	$ Change	% Change
Gross sales	$26,648,400	$22,147,800	$4,500,600	20.3
Less discounts and allowances	(4,533,200)	(3,764,300)	(768,900)	20.4
Transportation revenue	2,693,500	2,266,700	426,800	18.8
Net revenues	24,808,700	20,650,200	4,158,500	20.1

Cost of sales	6,299,700	5,572,800	726,900	13.0
Gross margin	18,509,000	15,077,400	3,431,600	22.8
Gross margin percentage	75%	73%
OPERATING EXPENSES
Operating and selling	4,330,100	4,028,900	301,200	7.5
Sales commissions	8,423,700	6,895,800	1,527,900	22.2
General and administrative	1,377,000	955,200	421,800	44.2
Total Operating Expenses	14,130,800	11,879,900	2,250,900	18.9

Operating Income	$4,378,200	$3,197,500	$1,180,700	36.9

Average number of active consultants	25,600	20,600	5,000	24.3

The UBAM segment’s sales consist of fundraiser sales, home party sales and school and library sales that are primarily processed through internet orders.  Gross sales increased $4,500,600, or 20.3%, during the three-month period ending May 31, 2017, when compared with the same quarter a year ago.  The sales increase primarily resulted from an increase in the number of active consultants.  The average number of active sales consultants increased 5,000, or 24.3% from 20,600 in the first quarter of fiscal year 2017 to 25,600 in the first quarter of fiscal 2018.  Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

Gross margin increased $3,431,600, or 22.8%, during the three-month period ending May 31, 2017, when compared to the same quarter a year ago, due primarily to increase in sales.  Gross margins, as a percentage of net revenues, grew to 75% for the three-month period ending May 31, 2017 from 73% when compared to the same period a year ago.  Gross margins increased due to reduced inventory costs associated with volume discounts received on inventory purchases.

Operating and selling expenses primarily consists of freight expenses and hostess awards associated with sales orders.  Sales commissions include amounts paid to consultants for new sales and promotions.  These operating expenses are directly tied to the sales volumes of the UBAM segment.  General and administrative expenses include payroll, travel and entertainment expenses, outside services, inventory reserves and other expenses directly associated with the UBAM segment.  Operating expenses increased 2,250,900, or 18.9%, during the three-month period ending May 31,2017, when compared with the same quarter a year ago, due primarily to the similar percentage growth in sales.

Operating income of the UBAM segment increased $1,180,700, or 36.9%, during the three-month period ending May 31, 2017, when compared to the same quarter a year ago, due to primarily to sales growth and lower cost of goods as a percentage of net revenue.

Publishing Operating Results for the Three Months Ended May 31, 2017

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2017 and 2016:

	For the Three Months Ended May 31,
	2017	2016	$ Change	% Change
Gross sales	$4,525,500	$4,553,500	$(28,000)	(0.6)
Less discounts and allowances	(2,410,500)	(2,424,700)	14,200	(0.6)
Transportation revenue	7,100	5,200	1,900	36.5
Net revenues	2,122,100	2,134,000	(11,900)	(0.6)

Cost of goods sold	1,125,100	1,101,000	24,100	2.2
Gross margin	997,000	1,033,000	(36,000)	(3.5)
Gross margin percentage	47%	48%
OPERATING EXPENSES
Operating and selling	244,900	230,200	14,700	6.4
Sales commissions	83,500	78,300	5,200	6.6
General and Administrative	99,500	65,500	34,000	51.9
Total Operating Expenses	427,900	374,000	53,900	14.4

Operating Income	$569,100	$659,000	$(89,900)	(13.6)

Our Publishing segment’s net revenues, gross margins and operating income results for the three months ended May 31, 2017, were consistent with the amounts reported for the same quarter last year.  Sales in our Publishing segment are seasonal and our fiscal fourth and first quarters are traditionally lower than the second and third fiscal quarters sales.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  However, we have recently begun to use more cash than we generate due to our rapid growth.  The majority of our cash outflow has been associated with increasing our inventory to keep up with our increased demand for our products.  We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs when necessary.

During the first quarter of fiscal year 2018, we experienced cash outflow from our operations of $342,000.  Net  earnings of $1,225,300 were reduced by the following items:

•	an increase in prepaid expenses and other assets of $109,400,
•	an increase in accounts receivable of $614,100,
•	a decrease in accounts payable of $7,133,900, and
•	a decrease in deferred revenue of $86,100,

Offset by:

•	depreciation expense of $293,300
•	an increase in the provision for inventory valuation allowance of $15,000,
•	an increase in the provision for doubtful accounts and sales returns of $282,900,
•	a decrease in inventories of $4,516,200
•	a decrease in deferred income taxes of $54,500,
•	an increase in accrued salaries and commissions of $359,900,
•	an increase in other liabilities of $191,300, and
•	an increase in net income tax payable of $663,100.

The significant decrease in accounts payable from the end of the fiscal year 2017 was primarily a result of continued payments owed to our suppliers for increased inventory purchases made over the last six months of the fiscal year.

The significant decrease in inventory was primarily the result of management efforts to reduce excess inventory volumes that were purchased in recent quarters.  These inventory purchases were made based on sales forecast assumptions that were greater than our actual sales results.

Cash used in investing activities was $236,800 for capital expenditures, which was primarily comprised of improvements to our warehouse picking and inventory management systems of $158,700 and various other improvements to the warehouse and facility.

Cash provided by financing activities was $467,400, which was primarily comprised of borrowings under our line of credit of $677,400 offset by payments on long-term debt of $219,000.

During fiscal year 2018, we expect our cash from operations and our expanded line of credit with our bank will provide us the ability to meet our liquidity requirements.  We have a history of profitability and positive cash flow.  Consequently, cash generated from operations will be used to increase inventory in anticipation of continued sales growth and to liquidate existing debt.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   The Loan Agreement also provided a $4.0 million revolving loan (“line of credit”) through December 1, 2016.  Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provided an increase to $6.0 million from our original $4.0 million line of credit through June15, 2017.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B and the line of credit, interest is payable monthly at the bank adjusted LIBOR Index plus 3.25% (4.25% at May 31, 2017).  Term Loan #1 is secured by the primary office, warehouse and land.

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

We had $5,560,300 in borrowings outstanding on our revolving credit agreement at May 31, 2017 and $4,882,900 in borrowings at February 28, 2017.  Available credit under the revolving credit agreement was $1,439,700 at May 31, 2017.

Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus 3.25%.  Term Loan #2 is secured by a warehouse and land.  Effective February 7, 2017, we signed a Fourth Amendment Loan Agreement with the Bank which modified certain debt  covenant calculations and waived an existing default that occurred in the fourth quarter of fiscal year 2017.

Subsequent to the quarter end, June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modifies the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extends the termination date of the Loan Agreement to June 15, 2018. Under the terms of the Amendment, the maximum revolving principal amount can be further extended to $15.0 million based on the Company completing certain requirements and based on the approval of the Bank.

The Amendment also modifies the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company will use to cover the cost of the planned fiscal 2018 capital improvements to increase its daily shipping capacity.  The Company expects the amount of the planned fiscal 2018 capital improvements will be less than the Advancing Term Loan facility.  The Advancing Term Loan accrues interest only monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, between June 9 and December 9, 2017, at which time the amount advanced will be converted to a term loan and will amortize over a thirty-six-month period.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions. For the quarter ended May 31, 2017, we had no letters of credit outstanding.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28(29),
2018	$679,500
2019	952,200
2020	989,600
2021	1,026,500
2022	1,069,000
Thereafter	16,628,500
$21,345,300

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM segment’s sales are paid at the time the product is ordered.  These sales accounted for 92.1% of net revenues for the three-month period ended May 31, 2017, and 90.6% for the three-month period ended May 31, 2016.  Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns primarily result from damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from retail customers.  Transportation revenue, the amount billed to the customer for shipping the product, is recorded when products are shipped.  Management has estimated and included a reserve for sales returns of $100,000 as of May 31, 2017, and $190,000 February 28, 2017.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. Consignment inventory related to inactive consultants is reclassified to accounts receivable and the associated reserve is included within our allowance. If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $866,000 at May 31, 2017, and $675,000 at February 28, 2017. Included within this allowance is $409,100 and $217,000 as of May 31, 2017 and February 28, 2017, respectively, of reserve related to consignment inventory held by inactive consultants.

Inventory

Our inventory contains approximately 2,200 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a three to four-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $475,400 and $467,100 at May 31, 2017 and February 28, 2017, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 11% of our active consultants maintained consignment inventory at May 31, 2017 and February 28, 2017.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $950,100 and $1,140,700 at May 31, 2017 and February 28, 2017, respectively.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $438,100 and $309,000 as of May 31, 2017 and February 28, 2017, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.  Management has estimated a valuation allowance for both current and noncurrent inventory of $313,000 and $300,000 as of May 31, 2017 and February 28, 2017, respectively.

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

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period, net of estimated forfeitures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2017. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May be Repurchased under the Plan

March 1 - 31, 2017	0	N/A	0	303,129
April 1 - 30, 2017	0	N/A	0	303,129
May 1 - 31, 2017	0	N/A	0	303,129
Total	0	N/A	0

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit No.	Description

10.1	Fifth Amendment Loan Agreement (incorporated by reference to Exhibit 10.01 to Educational Development Corporation’s Current Report on Form 8-K filed on June 15, 2017).

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 17, 2017	By:	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Amendment Loan Agreement (incorporated by reference to Exhibit 10.01 to Educational Development Corporation’s Current Report on Form 8-K filed on June 15, 2017).

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2
Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.