Form 10-Q
period 2017-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2017-10-16
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 12, 2017, there were 4,089,693 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
ASSETS	August 31, 2017	February 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$432,400	$699,200
Accounts receivable, less allowance for doubtful accounts and sales returns of $860,600 (August 31) and $675,000 (February 28)	2,995,300	2,917,000
Inventories—Net	29,371,800	34,253,100
Prepaid expenses and other assets	1,120,000	695,200
Total current assets	33,919,500	38,564,500

INVENTORIES —Net	154,400	192,100

PROPERTY, PLANT AND EQUIPMENT—Net	27,676,300	27,034,300

OTHER ASSETS	61,400	61,400
DEFERRED INCOME TAXES	-	128,000

TOTAL ASSETS	$61,811,600	$65,980,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,764,900	$17,565,300
Line of credit	6,248,900	4,882,900
Deferred revenues	647,100	633,100
Current maturities of long-term debt	898,500	898,500
Accrued salaries and commissions	2,023,800	1,379,700
Income taxes payable	1,415,900	1,519,400
Other current liabilities	2,931,300	3,218,200
Total current liabilities	22,930,400	30,097,100

LONG-TERM DEBT-Net of current maturities	21,254,400	20,665,800
OTHER LONG-TERM LIABILITIES	106,000	-
DEFERRED INCOME TAX LIABILITY	78,200	-
Total liabilities	44,369,000	50,762,900

COMMITMENTS (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,041,040 (August 31 and February 28) shares; Outstanding 4,086,683 (August 31) and 4,090,074 (February 28) shares	1,208,200	1,208,200
Capital in excess of par value	8,548,000	8,548,000
Retained earnings	18,580,000	16,317,800
	28,336,200	26,074,000
Less treasury stock, at cost	(10,893,600)	(10,856,600)
Total shareholders’ equity	17,442,600	15,217,400
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,811,600	$65,980,300

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016

GROSS SALES	$27,921,000	$30,558,600	$59,094,900	$57,259,900
Less discounts and allowances	(6,223,300)	(7,444,900)	(13,167,000)	(13,633,900)
Transportation revenue	2,483,600	2,779,300	5,184,200	5,051,200
NET REVENUES	24,181,300	25,893,000	51,112,100	48,677,200
COST OF GOODS SOLD	6,659,600	7,498,400	14,084,400	14,172,200
Gross margin	17,521,700	18,394,600	37,027,700	34,505,000

OPERATING EXPENSES:
Operating and selling	4,320,200	5,541,700	9,712,600	10,270,500
Sales commissions	7,739,700	8,307,100	16,248,900	15,281,200
General and administrative	3,910,500	4,153,600	7,624,400	7,711,800
Total operating expenses	15,970,400	18,002,400	33,585,900	33,263,500

OTHER INCOME (EXPENSE):
Interest expense	(294,700)	(248,500)	(576,200)	(465,000)
Other income	426,100	377,000	799,300	748,800
Total other income	131,400	128,500	223,100	283,800

EARNINGS BEFORE INCOME TAXES	1,682,700	520,700	3,664,900	1,525,300

INCOME TAXES	645,800	202,200	1,402,700	586,600
NET EARNINGS	$1,036,900	$318,500	$2,262,200	$938,700

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.25	$0.08	$0.55	$0.23
Diluted	$0.25	$0.08	$0.55	$0.23

DIVIDENDS PER SHARE	$0.00	$0.09	$0.00	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,085,648	4,074,469	4,087,895	4,071,574
Diluted	4,090,629	4,080,039	4,092,253	4,077,318

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2017
	Common Stock (par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2017	6,041,040	$1,208,200	$8,548,000	$16,317,800	1,950,966	$(10,856,600)	$15,217,400
Purchases of treasury stock	-	-	-	-	5,761	(55,600)	(55,600)
Sales of treasury stock	-	-	-	-	(2,370)	18,600	18,600
Net earnings	-	-	-	2,262,200	-	-	2,262,200
BALANCE— August 31, 2017	6,041,040	$1,208,200	$8,548,000	$18,580,000	1,954,357	$(10,893,600)	$17,442,600

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,262,200	$938,700
Adjustment to reconcile net earnings to net cash used in operating activities
Depreciation	585,500	504,500
Deferred income taxes	206,200	(61,700)
Provision for doubtful accounts	335,100	462,100
Provision for inventory valuation allowance	33,000	(47,300)
Changes in assets and liabilities:
Accounts receivable	(413,400)	(818,700)
Inventories, net	4,886,000	(11,933,400)
Prepaid expenses and other assets	(424,800)	(917,900)
Accounts payable	(8,800,400)	6,985,100
Deferred revenues	14,000	2,096,200
Accrued salaries and commissions	644,100	209,800
Other liabilities	(180,900)	621,000
Income tax payable	(103,500)	(77,000)
Total adjustments	(3,219,100)	(2,977,300)
Net cash used in operating activities	(956,900)	(2,038,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,227,500)	(1,701,900)
Net cash used in investing activities	(1,227,500)	(1,701,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(430,500)	(322,100)
Proceeds from long-term debt	1,019,100	4,000,000
Cash received from sale of treasury stock	18,600	112,100
Cash used to purchase treasury stock	(55,600)	-
Net borrowings under the line of credit	1,366,000	1,544,500
Dividends paid	-	(732,700)

Net cash provided by financing activities	1,917,600	4,601,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(266,800)	861,300
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	699,200	1,183,700

CASH AND CASH EQUIVALENTS—END OF PERIOD	$432,400	$2,045,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$558,900	$465,000
Cash paid for income taxes	$1,162,300	$725,300

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 –  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2017 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2017, included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us.

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. We do not expect the adoption of this ASU will have a significant impact on the Company’s financial position, results of operations and cash flows.

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

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes,” which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We have retrospectively implemented this new presentation in our condensed financial statements.  As such, for the period ending of February 28, 2017, we reclassified $466,000 of current deferred tax assets to noncurrent assets and netted $338,000 of deferred tax liabilities against the balance on the condensed balance sheet.  The adoption of this ASU did not affect our statements of earnings.

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

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses”, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2021.  We expect the implementation of this ASU will not have a significant impact on our financial statements.

In May 2017, FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which means the first quarter of our fiscal year 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations and cash flows.

Note 2 – INVENTORIES

 Inventories consist of the following:

	2017
	August 31,	February 28,
Current:
Book inventory	$29,396,800	$34,278,100
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$29,371,800	$34,253,100

Non-current:
Book inventory	$460,300	$467,100
Inventory valuation allowance	(305,900)	(275,000)

Inventories net–non-current	$154,400	$192,100

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $9.4 million and $9.1 million for the three months ended August 31, 2017 and 2016, respectively.  Total inventory purchases from all suppliers were $11.3 million and $15.6 million for the three months ended August 31, 2017 and 2016, respectively.

Purchases from this company were approximately $11.3 million and $19.0 million for the six months ended August 31, 2017 and 2016, respectively.  Total inventory purchases from all suppliers were $16.6 million and $28.5 million for the six months ended August 31, 2017 and 2016, respectively.

Note 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2017
	August 31,	February 28,

Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,692,500	1,692,500
Machinery and equipment	6,447,900	5,230,700
Furniture and fixtures	109,000	101,600
	32,678,400	31,453,800
Less accumulated depreciation	(5,002,100)	(4,419,500)
Net Property, Plant and Equipment	$27,676,300	$27,034,300

During fiscal year 2018, the Company purchased and installed new warehouse equipment and made software enhancements to increase its daily shipping capacity.
Note 4 – DEBT

Debt consists of the following:

	2017
	August 31,	February 28,

Line of credit	$6,248,900	$4,882,900

Long-term debt	$22,152,900	$21,564,300
Less current maturities	(898,500)	(898,500)
LONG-TERM DEBT-net of current maturities	$21,254,400	$20,665,800

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Tranche B interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.36% at August 31, 2017).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.36% at August 31, 2017).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $10.0 million revolving loan (“line of credit”) through June 15, 2018 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.36% at August 31, 2017).   The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid Term Loans, unpaid accrued interest and any recourse amounts as defined in the Continuing Guaranty Agreement.

The Loan Agreement was amended on June 15, 2017 to include an advancing term loan (the “Advancing Term Loan”) of $3.0 million which the Company will use to cover up to ninety percent of the cost of planned fiscal 2018 capital improvements to increase its daily shipping capacity. The Advancing Term Loan accrues interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.36% at August 31, 2017), between June 15 and December 15, 2017, at which time the amount advanced will be converted to a term loan and will amortize over a thirty-six-month period.

The Tranche B, the line of credit, the Term Loan #2 and the Advancing Term Loan all accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio which is payable monthly.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.00	350.50
II	>2.50 but <3.00	337.50
III	>2.00 but <2.50	325.00
IV	<2.00	312.50

Adjusted Funded Debt is defined as all long term and short-term bank debt less the outstanding balances of Tranche A and Trance B Term Loans.  EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.   The $10.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

We had $6,248,900 and $4,882,900 in borrowings outstanding on line of credit at August 31, 2017 and February 28, 2017, respectively.  Available credit under the revolving credit agreement was $3,555,000 at August 31, 2017 and $2,117,100 at February 28, 2017.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2018, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended August 31, 2017, we had no letters of credit outstanding.

The Loan Agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement suspends dividends and stock buybacks (See Note 12 for changes to our Loan Agreement subsequent to August 31, 2017).

Note 5 – EARNINGS PER SHARE

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016

Net earnings	$1,036,900	$318,500	$2,262,200	$938,700

Shares:

Weighted average shares outstanding - basic	4,085,648	4,074,469	4,087,895	4,071,574
Assumed exercise of options	4,981	5,570	4,358	5,744

Weighted average shares outstanding - diluted	4,090,629	4,080,039	4,092,253	4,077,318

Basic Earnings Per Share	$0.25	$0.08	$0.55	$0.23
Diluted Earnings Per Share	$0.25	$0.08	$0.55	$0.23

In April 2008, the Board of Directors authorized management to purchase up to an additional 500,000 shares of our common stock under the Stock Purchase Plan (the “Plan”) initiated in 1998.  This Plan has no expiration date.  During the six months ended August 31, 2017, the Company purchased 5,761 shares of common stock from terminated employees that elected to withdraw their contributions from the Company’s 401(k) plan.   The shares were purchased at the closing price of the stock on the day the employee executed their withdrawal form.  In addition, the Company’s 401(k) plan purchased 2,370 shares of common stock held in treasury during the six months ended August 31, 2017.  The remaining maximum number of shares that can be repurchased in the future is 297,368.

Note 6 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the six months ended August 31, 2017 and 2016.

Note 7 – SHIPPING AND HANDLING COSTS

Outbound freight and handling costs incurred are included in operating and selling expenses and were $3,121,500 and $4,099,100 for the three months ended August 31, 2017 and 2016, respectively.   These costs were $6,871,200 and $7,564,800 for the six months ended August 31, 2017 and 2016, respectively.

Note 8 – COMMITMENTS

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

The Company executed purchase orders with several vendors during the first two quarters of fiscal 2018 to buy and install equipment that will increase the daily shipping capabilities of its distribution center located in Tulsa, OK.  The original purchase orders totaled approximately $1,500,000.  The Company received and installed approximately half of the equipment in the second quarter of fiscal 2018 and has approximately $400,000 of remaining commitments on the original purchase orders.  The remaining equipment is scheduled to be received and installed in the fourth quarter of the fiscal year.

Note 9 – BUSINESS SEGMENTS

The Company has two reportable segments:  Usborne Books & More (“UBAM”) and Publishing.  These reportable segments are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.  The Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and an internal tele-sales group.  The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet shows and book fairs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Company’s most recent 10-K annual report for the fiscal year ended February 28, 2017.  We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net sales reduced by cost of sales and direct expenses.  Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments, but are listed in the “Other” row below.  Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management.  Our assets and liabilities are not allocated on a segment basis.

Information by reporting segment for the three and six-month periods ended August 31, 2017 and 2016, follows:

NET REVENUES
	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
EDC Publishing	$1,977,000	$2,035,600	$4,099,100	$4,169,600
UBAM	22,204,300	23,857,400	47,013,000	44,507,600
Total	$24,181,300	$25,893,000	$51,112,100	$48,677,200

EARNINGS BEFORE INCOME TAXES
	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
EDC Publishing	$388,300	$543,200	$957,400	$1,202,200
UBAM	4,571,600	3,315,900	8,949,800	6,513,400
Other	(3,277,200)	(3,338,400)	(6,242,300)	(6,190,300)
Total	$1,682,700	$520,700	$3,664,900	$1,525,300

Note 10 – FAIR VALUE MEASUREMENTS

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $6,248,900 and $4,882,900 at August 31, 2017 and February 28, 2017, respectively.  The estimated fair value of our term notes payable is estimated by management to approximate $20,905,800 and $20,130,100 at August 31, 2017 and February 28, 2017, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 11 – DEFERRED REVENUE

As of the end of the second quarter, we had received approximately $647,100 in payments for sales orders which were shipped out subsequent to the quarter end.  As of August 31, 2017, these prepaid sales orders are included in deferred revenue on the condensed balance sheet.

Note 12 – SUBSEQUENT EVENT

On September 1, 2017, the Company executed the Sixth Amendment Loan Agreement (the “Amendment”) with the Bank related to our Loan Agreement dated as of March 10, 2016, as amended. The Amendment modifies the Loan Agreement to increase the principal amount on the line of credit from $10.0 million to $15.0 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in our Annual Report on Form 10-K for the year ended February 28, 2017.  Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlog, our ability to obtain adequate financing for working capital and  capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2017 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We operate two separate segments: UBAM and Publishing, to sell our Usborne and Kane Miller lines of children’s books.  These two segments each have their own customer base.  The Publishing segment markets its products on a wholesale basis to various retail accounts.  The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet shows and book fairs.  All other supporting administrative activities are recognized as other expenses outside of our two segments.  Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net revenues	$24,181,300	$25,893,000	$51,112,100	$48,677,200
Cost of goods sold	6,659,600	7,498,400	14,084,400	14,172,200
Gross margin	17,521,700	18,394,600	37,027,700	34,505,000
Operating expenses:
Operating and selling	4,320,200	5,541,700	9,712,600	10,270,500
Sales commissions	7,739,700	8,307,100	16,248,900	15,281,200
General and administrative	3,910,500	4,153,600	7,624,400	7,711,800
Total operating expenses	15,970,400	18,002,400	33,585,900	33,263,500
Other income (expense)
Interest expense	(294,700)	(248,500)	(576,200)	(465,000)
Other income	426,100	377,000	799,300	748,800
Earnings before income taxes	1,682,700	520,700	3,664,900	1,525,300
Income taxes	645,800	202,200	1,402,700	586,600
Net earnings	$1,036,900	$318,500	$2,262,200	$938,700

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2017

Operating expenses not associated with a reporting segment remained consistent totaling $3,408,600 for the three-month period ending August 31, 2017, compared to $3,466,900 for the same quarterly period a year ago.

Interest expense increased $46,200 to $294,700 for the three months ended August 31, 2017, from $248,500 for the same quarterly period a year ago.  Interest expense increased primarily as a result of increased line of credit borrowings and additional interest associated with the Term Loan #2 totaling $4,000,000 which was borrowed during the second quarter of fiscal 2017.  Our additional borrowings associated with the increased line of credit borrowing and Term Loan #2 were used to fund working capital needs associated with our growth.

Income taxes increased $443,600 to $645,800 for the three months ended August 31, 2017, from $202,200 for the same quarterly period a year ago.  Our effective tax rate was 38.4% for the quarter ended August 31, 2017, and 38.8% for the quarter ended August 31, 2016.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2017

Operating expenses not associated with a reporting segment remained consistent totaling $6,465,400 for the six-month period ending August 31, 2017 compared to $6,474,100 for the same period a year ago.

Interest expense increased $111,200 for the six months ended August 31, 2017 to $576,200, from $465,000 for the same period a year ago.  Interest expense increased primarily as a result of increased line of credit borrowings and additional interest associated with the Term Loan #2 totaling $4,000,000 which was borrowed during the second quarter of fiscal 2017.  Our additional borrowings associated with the increased line of credit borrowing and Term Loan #2 were used to fund working capital needs associated with our growth.

Income taxes increased $816,100 to $1,402,700 for the six months ended August 31, 2017, from $586,600 for the same period a year ago.  Our effective tax rate was 38.3% for the six months ended August 31, 2017, and 38.4% for the same period a year ago.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2017

The following table summarizes the operating results of the UBAM segment for the three and six months ended August 31, 2017 and 2016:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2017	2016	2017	2016
Gross sales	$23,733,100	$26,208,200	$50,381,500	$48,356,000
Less discounts and allowances	(4,003,100)	(5,122,100)	(8,536,300)	(8,886,400)
Transportation revenue	2,474,300	2,771,300	5,167,800	5,038,000
Net revenues	22,204,300	23,857,400	47,013,000	44,507,600

Cost of goods sold	5,525,600	6,399,400	11,825,300	11,972,200
Gross margin	16,678,700	17,458,000	35,187,700	32,535,400

Operating Expenses
Operating and selling	3,561,800	4,669,300	7,891,900	8,698,200
Sales commissions	7,664,100	8,240,000	16,087,800	15,135,800
General and administrative	881,200	1,232,800	2,258,200	2,188,000
Total Operating Expenses	12,107,100	14,142,100	26,237,900	26,022,000

Operating Income	$4,571,600	$3,315,900	$8,949,800	$6,513,400

Average number of active consultants	29,700	23,400	28,600	22,700

UBAM  Operating Results for the Three Months Ended August 31, 2017

The UBAM segment’s sales consist of  home shows, internet shows and book fairs.  Net revenues decreased $1,653,100, or 6.9%, during the three-month period ending August 31, 2017, when compared with the same quarter a year ago.  The decrease primarily resulted from a decrease in the orders during the period as our shipping lead times were extended associated with our facility expansion to increase our daily shipping capacity.  The average number of active consultants increased 6,300, or 26.9% from 23,400 in the second quarter of fiscal year 2017 to 29,700 in the second quarter of fiscal 2018.  Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

Gross margin decreased $779,300 to 16,678,700 for the three-month period ending August 31, 2017 from $17,458,000 reported during the same quarter a year ago.  The decrease in gross margin primarily resulted from the decrease in sales.  Gross margins as a percentage of net revenues, grew to 75.1% for the three-month period ending August 31, 2017 from 73.2% when compared to the same period a year ago.  Gross margins increased due to reduced inventory costs associated with volume discounts received on inventory purchases.

Operating and selling expenses primarily consists of freight expenses and hostess awards associated with sales orders.  Sales commissions include amounts paid to consultants for new sales and promotions.  These operating expenses are directly tied to the sales volumes of the UBAM segment.  General and administrative expenses include payroll, travel and entertainment expenses, outside services, inventory reserves and other expenses directly associated with the UBAM segment.  Total operating expenses decreased $2,035,000, or 14.4%, to $12,107,100 during the three-month period ending August 31, 2017, when compared with the same quarter a year ago, due primarily to the decrease in sales and the reduced freight costs on outbound shipments.  During the last year the Company has implemented several new packaging methods which has reduced the overall packaging costs and weight which has also reduced our outbound freight costs.

Operating income of the UBAM segment increased $1,255,700, or 37.9%, to $4,571,600 during the three-month period ending August 31, 2017, when compared to the same quarter a year ago, due to primarily to savings from reduced packaging and freight costs offset by reduced gross margins from the decline in revenues.

UBAM Operating Results for the Six Months Ended August 31, 2017

Net revenues increased $2,505,400, or 5.6%, to $47,013,000 during the six-month period ending August 31, 2017, when compared with the same period a year ago.  The increase primarily resulted from the increase in the number of active sales consultants during the period.  The average number of active consultants increased 5,900, or 26.0% from 22,700 in the first six months of fiscal year 2017 to 28,600 in the first six months of fiscal 2018.  Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

Gross margins increased $2,652,300 to $35,187,700 for the six-month period ending August 31, 2017 from $32,535,400 reported during the same period a year ago.  The increase in gross margins primarily resulted from the increase in sales and the reduced costs of goods as a percentage of sales from increased volume discounts received on recent purchases.  Gross margins as a percentage of net revenues, grew to 74.8% for the six-month period ending August 31, 2017 from 73.1% when compared to the same period a year ago.

Total UBAM operating expenses increased $215,900, or 0.8%, to $26,237,900 during the six-month period ending August 31, 2017, when compared with the same period a year ago, due primarily to the increase in sales commissions associated with UBAM’s revenue growth offset by reduced operating and selling expenses from reduced packaging expenses and freight costs.  During the last twelve months, the Company implemented several new packaging methods which reduced packaging costs and shipment weights.  The reduction in shipment weights also reduced our outbound freight costs.

Operating income of the UBAM segment increased $2,436,400, or 26.0%, to $8,949,800 during the six-month period ending August 31, 2017 when compared to $6,513,400 reported during the same period a year ago.  The increase in operating income was primarily due to increased gross margins on increased sales as well as reduced packaging and freight costs.

Publishing Operating Results for the Three and Six Months Ended August 31, 2017

The following table summarizes the operating results of the Publishing segment for the three and six months ended August 31, 2017 and 2016:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2017	2016	2017	2016
Gross sales	$4,187,900	$4,350,400	$8,713,400	$8,903,900
Less discounts and allowances	(2,220,200)	(2,322,800)	(4,630,700)	(4,747,500)
Transportation revenue	9,300	8,000	16,400	13,200
Net revenues	1,977,000	2,035,600	4,099,100	4,169,600

Cost of goods sold	1,134,000	1,099,000	2,259,100	2,200,000
Gross margin	843,000	936,600	1,840,000	1,969,600

Operating Expenses
Operating and selling	294,100	268,500	539,000	498,700
Sales commissions	75,600	67,100	161,100	145,400
General and administrative	85,000	57,800	182,500	123,300
Total Operating Expenses	454,700	393,400	882,600	767,400

Operating Income	$388,300	$543,200	$957,400	$1,202,200

Our Publishing segment’s net revenues, gross margins and operating income results for the three and six months ended August 31, 2017, were consistent with the amounts reported for the same periods last year.  Sales in our Publishing segment are seasonal and our fiscal fourth and first quarters are traditionally lower than the second and third fiscal quarters sales.

Liquidity and Capital Resources

Our primary source of cash is typically operating cash flow.  However, we have recently begun to use more cash than we generate due to our rapid growth.  The majority of our cash outflow over the past several years has been associated with increasing our inventory to keep up with our increased demand for our products.  We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs when necessary.

During the first half of fiscal year 2018, we experienced cash outflow from our operations of $956,900.  Net earnings of $2,262,200 were reduced by the following items:

•	an increase in prepaid expenses and other assets of $424,800,
•	an increase in accounts receivable of $413,400,
•	a decrease in accounts payable of $8,800,400,
•	a decrease in other liabilities of $180,900, and
•	a decrease in income tax payable of $103,500,

Offset by:

•	depreciation expense of $585,500,
•	a decrease in deferred income taxes of $206,200,
•	an increase in the provision for inventory valuation allowance of $33,000,
•	an increase in the provision for doubtful accounts and sales returns of $335,100,
•	a decrease in inventories of $4,886,000,
•	an increase deferred revenue of $14,000 and
•	an increase in accrued salaries and commissions of $644,100.

The significant decrease in accounts payable from the end of the fiscal year 2017 was primarily a result of payments owed to our suppliers for increased inventory purchases made over the last six months of  fiscal year 2017.

The significant decrease in inventory was primarily the result of management efforts to reduce inventory volumes that were purchased in recent quarters.  These inventory purchases were made based on sales forecast assumptions that were greater than our actual sales results.

Cash used in investing activities was $1,227,500 for capital expenditures, which was primarily comprised of improvements made to two of our pick lines which were upgraded with new automated routing functionality to bypass zones that had no picks of approximately $951,000 and inventory management systems of $113,000 and various other improvements to the warehouse, facility and equipment.

Cash provided by financing activities was $1,917,600, which was primarily comprised of borrowings under our line of credit of $1,366,000 and draws on the recently executed Advancing Term Loan of $1,019,100, offset by payments on long-term debt of $430,500 along with some other equity changes.

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

The Loan Agreement also provided a $4.0 million revolving loan (“line of credit”) through December 1, 2016.  Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provided an increase to $6.0 million from our original $4.0 million line of credit through June 15, 2017.

Effective June 15, 2016, we signed a Second Amendment Loan Agreement with the Bank which provided a further increase to $7.0 million from our previous $6.0 million line of credit and extended it through June 15, 2017.   Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which includes Term Loan #2 in the amount of $4.0 million with the maturity date of June 28, 2021.  Term Loan #2 is secured by a warehouse and land.

Effective February 7, 2017, we signed a Fourth Amendment Loan Agreement with the Bank which modified certain debt covenant calculations and waived an existing default that occurred in the fourth quarter of fiscal year 2017.

Effective, June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extends the termination date of the Loan Agreement to June 15, 2018.   We had $6,248,900 in borrowings outstanding on our revolving credit agreement at August 31, 2017 and $4,882,900 in borrowings at February 28, 2017.  Available credit under the revolving credit agreement was $3,555,000 at August 31, 2017.

The Fifth Amendment also modifies the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company will use to cover up to ninety percent of the cost of the planned capital improvements to increase its daily shipping capacity.  The Company expects the amount of the planned capital improvements will be less than the Advancing Term Loan availability.  The Advancing Term loan accrues interest between June 15 and December 15, 2017, at which time the amount advanced will be converted to a term loan and will amortize over a thirty-six-month period.

 Trance B of Term Loan #1, the line of credit and the Advancing Term Loan accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.36% at August 31, 2017).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. Additionally, the Loan Agreement suspends dividends.  For the quarter ended August 31, 2017, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.

Subsequent to the end of the quarter, the Company executed the Sixth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount on the line of credit from $10.0 million to $15.0 million.

Year Ending February 28 (29)

2018	459,000
2019	1,276,700
2020	1,328,800
2021	1,382,000
2022	1,069,000
Thereafter	16,637,400
$22,152,900

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM segment’s sales are paid at the time the product is ordered.  These sales accounted for 91.8% of net revenues for the three-month period ended August 31, 2017, and 92.1% for the three-month period ended August 31, 2016.  Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns primarily result from damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from retail customers.  Management has estimated and included a reserve for sales returns of $100,000 as of August 31, 2017, and $190,000 February 28, 2017.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. Consignment inventory related to inactive consultants is reclassified to accounts receivable and the associated reserve is included within our allowance. If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $760,600 at August 31, 2017, and $485,000 at February 28, 2017. Included within this allowance is $384,300 and $217,000 as of August 31, 2017 and February 28, 2017, respectively, of reserve related to consignment inventory held by inactive consultants.

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

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $460,300 and $467,100 at August 31, 2017 and February 28, 2017, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 13% and 11% of our active consultants maintained consignment inventory at August 31, 2017 and February 28, 2017, respectively.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,112,800 and $1,140,700 at August 31, 2017 and February 28, 2017, respectively.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $384,300 and $309,000 as of August 31, 2017 and February 28, 2017, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.  Management has estimated a valuation allowance for both current and noncurrent inventory of $330,900 and $300,000 as of August 31, 2017 and February 28, 2017, respectively.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2017. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not Applicable.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

June 1 - 30, 2017	5,761	$9.65	5,761	297,368
July 1 - 31, 2017	0	N/A	0	297,368
August 1 - 31, 2017	0	N/A	0	297,368
Total	5,761	9.65	5,761

(1)	All of the shares of common stock set forth in this column were part of a publicly announced plan as described in Footnote 2 below.

(2)
In April 2008, the Board of Directors authorized us to purchase up to 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 297,368 additional shares of our common stock until 3,000,000 shares have been repurchased.

(3)	There is no expiration date for the repurchase plan.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

10.1	Sixth Amendment Loan Agreement (incorporated by reference to Exhibit 10.01 to Educational Development Corporation’s Current Report on Form 8-K filed on September 6, 2017).

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2
Certification of Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 16, 2017	By:	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amendment Loan Agreement (incorporated by reference to Exhibit 10.01 to Educational Development Corporation’s Current Report on Form 8-K filed on September 6, 2017).

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2
Certification of Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.