Form 10-Q
period 2017-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2018-01-16
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017
OR
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

As of January 12, 2018, there were 4,088,934 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
ASSETS	November 30, 2017	February 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$6,141,300	$699,200
Accounts receivable, less allowance for doubtful accounts and sales returns of $637,000 (November 30) and $675,000 (February 28)	3,834,700	2,917,000
Inventories—Net	24,455,900	34,253,100
Prepaid expenses and other assets	999,900	695,200
Total current assets	35,431,800	38,564,500

NONCURRENT INVENTORIES —Net	196,300	192,100

PROPERTY, PLANT AND EQUIPMENT—Net	27,453,100	27,034,300

OTHER ASSETS	61,400	61,400

DEFERRED INCOME TAXES	-	128,000

TOTAL ASSETS	$63,142,600	$65,980,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,263,600	$17,565,300
Line of credit	-	4,882,900
Deferred revenue	661,700	633,100
Current maturities of long-term debt	1,239,500	898,500
Accrued salaries and commissions	4,144,900	1,379,700
Income taxes payable	1,989,000	1,519,400
Other current liabilities	4,432,200	3,218,200
Total current liabilities	22,730,900	30,097,100

LONG-TERM DEBT-Net of current maturities	20,686,000	20,665,800
DEFERRED INCOME TAXES	51,400	-
OTHER LONG-TERM LIABILITIES	106,000	-
Total liabilities	43,574,300	50,762,900

COMMITMENTS (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,046,040 (November 30) and 6,041,040 (February 28) shares; Outstanding 4,088,934 (November 30) and 4,090,074 (February 28) shares	1,209,200	1,208,200
Capital in excess of par value	8,573,300	8,548,000
Retained earnings	20,708,400	16,317,800
	30,490,900	26,074,000
Less treasury stock, at cost	(10,922,600)	(10,856,600)
Total shareholders' equity	19,568,300	15,217,400
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,142,600	$65,980,300

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016

GROSS SALES	$41,894,600	$34,397,300	$100,989,500	$91,657,200
Less discounts and allowances	(6,762,300)	(6,948,000)	(19,929,300)	(20,581,900)
Transportation revenue	3,775,700	3,248,300	8,959,900	8,299,500
NET REVENUES	38,908,000	30,697,600	90,020,100	79,374,800
COST OF GOODS SOLD	10,494,800	8,328,100	24,579,200	22,500,300
Gross margin	28,413,200	22,369,500	65,440,900	56,874,500

OPERATING EXPENSES:
Operating and selling	7,837,300	6,520,300	17,549,900	16,790,900
Sales commissions	12,510,400	9,521,000	28,759,300	24,802,200
General and administrative	4,735,200	4,525,900	12,359,600	12,237,600
Total operating expenses	25,082,900	20,567,200	58,668,800	53,830,700

OTHER INCOME (EXPENSE):
Interest expense	(287,600)	(265,000)	(863,800)	(730,000)
Other income	390,100	502,800	1,189,400	1,251,600
Total other income	102,500	237,800	325,600	521,600

EARNINGS BEFORE INCOME TAXES	3,432,800	2,040,100	7,097,700	3,565,400

INCOME TAXES	1,304,400	765,900	2,707,100	1,352,500
NET EARNINGS	$2,128,400	$1,274,200	$4,390,600	$2,212,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.52	$0.31	$1.07	$0.54
Diluted	$0.52	$0.31	$1.07	$0.54

DIVIDENDS PER SHARE	$0.00	$0.09	$0.00	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,087,268	4,079,916	4,087,686	4,074,355
Diluted	4,090,011	4,084,863	4,090,053	4,079,833

See notes to condensed financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2017

	Common Stock (par value $0.20 per share)
	Number of		Capital in		Treasury Stock
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE—March 1, 2017	6,041,040	$1,208,200	$8,548,000	$16,317,800	1,950,966	$(10,856,600)	$15,217,400
Exercise of stock options	5,000	1,000	25,300	-	-	-	26,300
Purchases of treasury stock	-	-	-	-	10,041	(98,000)	(98,000)
Sales of treasury stock	-	-	-	-	(3,901)	32,000	32,000
Net earnings	-	-	-	4,390,600	-	-	4,390,600
BALANCE— November 30, 2017	6,046,040	$1,209,200	$8,573,300	$20,708,400	1,957,106	$(10,922,600)	$19,568,300

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,390,600	$2,212,900
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	911,700	780,400
Deferred income taxes	179,400	(35,400)
Provision for doubtful accounts	438,000	558,900
Provision for inventory valuation allowance	33,000	(37,300)
Changes in assets and liabilities:
Accounts receivable	(1,355,700)	(1,994,200)
Inventories, net	9,760,000	(16,775,100)
Prepaid expenses and other assets	(304,700)	(1,661,300)
Accounts payable	(7,301,700)	6,889,100
Deferred revenue	28,600	6,632,500
Accrued salaries and commissions	2,765,200	375,600
Other liabilities	1,320,000	2,307,700
Income taxes payable	469,600	576,800
Total adjustments	6,943,400	(2,382,300)
Net cash provided by (used in) operating activities	11,334,000	(169,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,330,500)	(2,123,600)
Net cash used in investing activities	(1,330,500)	(2,123,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(657,800)	(530,200)
Proceeds from long-term debt	1,019,000	4,000,000
Cash received from sales of treasury stock	32,000	170,700
Cash used to purchase treasury stock	(98,000)	(200)
Proceeds from the issuance of stock options	26,300	-
Net payments under the line of credit	(4,882,900)	(451,800)
Dividends paid	-	(1,099,500)
Net cash provided by (used in) financing activities	(4,561,400)	2,089,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,442,100	(204,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	699,200	1,183,700

CASH AND CASH EQUIVALENTS—END OF PERIOD	$6,141,300	$979,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$868,900	$730,000
Cash paid for income taxes	$2,058,100	$811,100

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU became effective for the Company on March 1, 2017.  The adoption of this ASU did not have a material impact on the Company's financial position, results of operations and cash flows.

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

Note 2 – INVENTORIES

 Inventories consist of the following:

	2017
	November 30,	February 28,
Current:
Book inventory	$24,480,900	$34,278,100
Inventory valuation allowance	(25,000)	(25,000)

Inventories net–current	$24,455,900	$34,253,100

Noncurrent:
Book inventory	$502,200	$467,100
Inventory valuation allowance	(305,900)	(275,000)

Inventories net–noncurrent	$196,300	$192,100

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company.  Purchases from this company were approximately $6.9 million and $10.9 million for the three months ended November 30, 2017 and 2016, respectively.  Total inventory purchases from all suppliers were $10.9 million and $15.2 million for the three months ended November 30, 2017 and 2016, respectively.

Purchases from this company were approximately $18.2 million and $29.9 million for the nine months ended November 30, 2017 and 2016, respectively.  Total inventory purchases from all suppliers were $27.5 million and $43.7 million for the nine months ended November 30, 2017 and 2016, respectively.

Note 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2017
	November 30,	February 28,

Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,750,100	1,692,500
Machinery and equipment	6,493,200	5,230,700
Furniture and fixtures	109,000	101,600
	32,781,300	31,453,800
Less accumulated depreciation	(5,328,200)	(4,419,500)
Net property, plant and equipment	$27,453,100	$27,034,300

During fiscal year 2018, the Company purchased and installed new warehouse equipment and made software enhancements to increase its daily shipping capacity.
Note 4 – DEBT

Debt consists of the following:

	2017
	November 30,	February 28,

Line of credit	$-	$4,882,900

Long-term debt (net of debt issue costs)	$21,925,500	$21,564,300
Less current maturities	(1,239,500)	(898,500)
LONG-TERM DEBT-net of current maturities	$20,686,000	$20,665,800

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Tranche B interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.41% at November 30, 2017).  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Tranche A were $12,566,300 and $12,902,800 at November 30, 2017 and February 28, 2017, respectively.  The outstanding borrowings on Tranche B were $4,717,900 and $4,813,800 at November 30, 2017 and February 28, 2017, respectively.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.41% at November 30, 2017).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through June 15, 2018 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.41% at November 30, 2017).  The outstanding borrowings on Term Loan #2 were $3,639,000 and $3,847,700 at November 30, 2017 and February 28, 2017, respectively.  We had $0 and $4,882,900 in borrowings outstanding on line of credit at November 30, 2017 and February 28, 2017, respectively.  Available credit under the revolving credit agreement was $9,105,500 at November 30, 2017 and $2,117,100 at February 28, 2017.

The Loan Agreement was amended on June 15, 2017 to include an advancing term loan (the “Advancing Term Loan”) of $3.0 million which the Company will use to cover up to ninety percent of the cost of planned fiscal 2018 capital improvements to increase its daily shipping capacity. The Advancing Term Loan accrues interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.41% at November 30, 2017), between June 15 and December 15, 2017, at which time the amount advanced was converted to a term loan and will amortized over a thirty-six-month period.  The outstanding borrowings on the Advancing Term Loan was $1,019,100 at November 30, 2017.

The Company has capitalized certain debt issue costs associated with amending the Loan Agreement and these costs are being amortized over the term of the respective borrowings.  Unamortized debt issues costs were $16,800 at November 30, 2017.

The Tranche B, the line of credit, the Term Loan #2 and the Advancing Term Loan all accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio which is payable monthly.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.00	350.50
II	>2.50 but <3.00	337.50
III	>2.00 but <2.50	325.00
IV	<2.00	312.50

Adjusted Funded Debt is defined as all long term and short-term bank debt less the outstanding balances of Tranche A and Trance B Term Loans.  EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.   The $15.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid Term Loans, unpaid accrued interest and any recourse amounts as defined in the Continuing Guaranty Agreement.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2018, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended November 30, 2017, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement suspends dividends and stock buybacks.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016

Net earnings	$2,128,400	$1,274,200	$4,390,600	$2,212,900
Shares:
Weighted average shares outstanding – basic	4,087,268	4,079,916	4,087,686	4,074,355

Assumed exercise of options	2,743	4,947	2,367	5,478
Weighted average shares outstanding – diluted	4,090,011	4,084,863	4,090,053	4,079,833

Basic Earnings Per Share	$0.52	$0.31	$1.07	$0.54
Diluted Earnings Per Share	$0.52	$0.31	$1.07	$0.54

In April 2008, the Board of Directors authorized management to purchase up to an additional 500,000 shares of our common stock under the Stock Purchase Plan (the “Plan”) initiated in 1998.  This Plan has no expiration date.  During the nine months ended November 30, 2017, the Company purchased 6,497 shares of common stock from terminated employees that elected to withdraw their contributions from the Company’s 401(k) plan.  The shares were purchased at the closing price of the stock on the day the employee executed their withdrawal form.  In addition, the Company’s 401(k) plan purchased 3,901 shares of common stock held in treasury during the nine months ended November 30, 2017.  The remaining maximum number of shares that can be repurchased in the future is 296,632.  Additionally, at an exercise price of $5.25 per share, the Company purchased into treasury shares 3,544 shares at $9.85 during the nine months ended November 30, 2017.

Note 6 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.

During the quarter ended November 30, 2017, a former employee exercised 5,000 vested stock options.

Note 7 – SHIPPING AND HANDLING COSTS

Outbound freight and handling costs incurred are included in operating and selling expenses and were $5,328,900 and $4,569,900 for the three months ended November 30, 2017 and 2016, respectively.   These costs were $12,200,100 and $12,134,700 for the nine months ended November 30, 2017 and 2016, respectively.

Note 8 – COMMITMENTS

We have a 15-year lease with a non-related tenant, who leases 181,300 square feet, or 45.3% of our main facility.  The lease is being accounted for as an operating lease.

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

Information by reporting segment for the three and nine-month periods ended November 30, 2017 and 2016, follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Publishing	$2,439,600	$3,075,000	$6,538,700	$7,244,600
UBAM	36,468,400	27,622,600	83,481,400	72,130,200
Total	$38,908,000	$30,697,600	$90,020,100	$79,374,800

EARNINGS BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Publishing	$556,800	$979,500	$1,514,200	$2,138,700
UBAM	6,915,400	4,719,800	15,865,200	11,286,200
Other	(4,039,400)	(3,659,200)	(10,281,700)	(9,859,500)
Total	$3,432,800	$2,040,100	$7,097,700	$3,565,400

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 and $4,882,900 at November 30, 2017 and February 28, 2017, respectively.  The estimated fair value of our term notes payable is estimated by management to approximate $20,812,600 and $20,130,100 at November 30, 2017 and February 28, 2017, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 11 – DEFERRED REVENUE

As of the end of the third quarter, we had received approximately $661,700 in payments for sales orders which were shipped out subsequent to the quarter end.  As of November 30, 2017, these prepaid sales orders are included in deferred revenue on the condensed balance sheet.

Note 12 – SUBSEQUENT EVENT

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the “Act”). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the effects of changes in tax laws or tax rates be recognized in the financial statements in the period in which such changes were enacted.  Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. The Company is a fiscal year reporting company and as such would be required to account for the impact related to the Act in the financial statements included in the annual report on Form 10-K for February 28, 2018.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net revenues	$38,908,000	$30,697,600	$90,020,100	$79,374,800
Cost of goods sold	10,494,800	8,328,100	24,579,200	22,500,300
Gross margin	28,413,200	22,369,500	65,440,900	56,874,500
Operating expenses:
Operating and selling	7,837,300	6,520,300	17,549,900	16,790,900
Sales commissions	12,510,400	9,521,000	28,759,300	24,802,200
General and administrative	4,735,200	4,525,900	12,359,600	12,237,600
Total operating expenses	25,082,900	20,567,200	58,668,800	53,830,700
Other income (expense)
Interest expense	(287,600)	(265,000)	(863,800)	(730,000)
Other income	390,100	502,800	1,189,400	1,251,600
Earnings before income taxes	3,432,800	2,040,100	7,097,700	3,565,400
Income taxes	1,304,400	765,900	2,707,100	1,352,500
Net earnings	$2,128,400	$1,274,200	$4,390,600	$2,212,900

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2017

Operating expenses not associated with a reporting segment totaled $4.1 million for the quarter ended November 30, 2017, an increase of $0.2 million over the $3.9 million of operating expenses reported for the period ending November 30, 2016.  Operating expenses increased as a result of an increase in the bonus accrual associated with the Company’s increased operating profits of approximately $0.4 million, partially offset by other cost reductions.

Interest expense was $0.3 million for the three months ended November 30, 2017, which was consistent with the interest expense reported for the same quarter last year.

Income taxes increased $0.5 million to $1.3 million for the three months ended November 30, 2017, from $0.8 million for the quarter ended November 30, 2016.  The income tax expense increase was directly attributed to the increase in earnings for the quarter.  Our effective tax rate was 38.0% for the quarter ended November 30, 2017, and 37.5% for the quarter ended November 30, 2016.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2017

Operating expenses not associated with a reporting segment increased totaling $10.6 million for the nine-month period ending November 30, 2017 compared to $10.4 million for the same period a year ago.  Operating expenses increased due to an increase in the bonus accrual associated with the Company’s increased operating profits of approximately $0.4 million, partially offset by reduced other expenses totaling $0.2 million.

Interest expense totaled $0.9 million for the nine months ended November 30, 2017, an increase of $0.2 million over the $0.7 million of interest expense reported for the same period a year ago.  Interest expense increased during the current fiscal year due to primarily to increased borrowings on the line of credit during the current year.

Income taxes increased $1.3 million to $2.7 million for the nine months ended November 30, 2017, from $1.4 million for the same period a year ago.  Our effective tax rate was 38.1% for the nine months ended November 30, 2017, and 37.9% for the same period a year ago.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2017

The following table summarizes the operating results of the UBAM segment for the three and nine months ended November 30, 2017 and 2016:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2017	2016	2017	2016
Gross sales	$36,761,700	$27,907,200	$87,143,200	$76,263,200
Less discounts and allowances	(4,059,000)	(3,528,100)	(12,595,300)	(12,414,500)
Transportation revenue	3,765,700	3,243,500	8,933,500	8,281,500
Net revenues	36,468,400	27,622,600	83,481,400	72,130,200

Cost of goods sold	9,114,200	6,577,500	20,939,500	18,549,700
Gross margin	27,354,200	21,045,100	62,541,900	53,580,500

Operating Expenses
Operating and selling	6,860,200	5,613,300	14,752,100	14,311,500
Sales commissions	12,420,000	9,425,300	28,507,800	24,561,100
General and administrative	1,158,600	1,286,700	3,416,800	3,421,700
Total operating expenses	20,438,800	16,325,300	46,676,700	42,294,300

Operating income	$6,915,400	$4,719,800	$15,865,200	$11,286,200

Average number of active consultants	31,100	28,100	29,500	24,800

UBAM Operating Results for the Three Months Ended November 30, 2017

The UBAM segment’s sales consist of home shows, internet shows and book fairs.  Net revenues increased $8.9 million, or 32.2%, to $36.5 million during the three-month period ending November 30, 2017, when compared with net revenues of $27.6 million reported the same quarter a year ago.  The increase in net revenues resulted primarily from an increase in the orders received during the period and an increase in our daily shipping volumes over the same period last year.

Our orders increased during the quarter from the same period a year ago primarily due to the increase in the number of our active consultants.  The average number of active consultants increased 3,000, or 10.7% from 28,100 in the third quarter of fiscal year 2017 to 31,100 in the third quarter of fiscal 2018.  Our consultant growth is driven primarily by existing active consultants recruiting and retaining new consultants.

Our daily shipping volumes increased over the same period last year due to recent facility changes.  During the first and second quarters of this fiscal year, we modified our distribution center setup and added new automation that increased our daily shipping capacity.  With this increased capacity, our shipments were able to keep pace with our incoming orders during the quarter ended November 30, 2017.  During the third quarter last year, our shipments did not keep pace with incoming orders and we ended the quarter with a large backlog of orders totaling approximately $9.6 million, which was recognized as deferred revenue at quarter end.

Gross margin increased $6.3 million to $27.4 million for the three-month period ending November 30, 2017 from $21.0 million reported during the same quarter a year ago.  The increase in gross margin primarily resulted from the increase in sales.  Gross margins as a percentage of net revenues, remained consistent between the periods.

Operating and selling expenses primarily consists of freight expenses and hostess awards associated with sales orders.  Sales commissions include amounts paid to consultants for new sales and promotions.  These operating expenses are directly tied to the sales volumes of the UBAM segment.  General and administrative expenses include payroll, travel and entertainment expenses, outside services, inventory reserves and other expenses directly associated with the UBAM segment.  Total operating expenses increased $4.1 million, or 25.1%, to $20.4 million during the three-month period ending November 30, 2017, when compared with the same quarter last year.  Operating expenses increased primarily from increased operating and selling costs and increased sales commissions, both tied to the growth in revenues during the period.

Operating income of the UBAM segment increased $2.2 million, or 46.8%, to $6.9 million during the three-month period ending November 30, 2017, when compared to the same quarter a year ago, due to primarily to increased sales and gross margins, partially offset by increased operating and selling expenses and sales commissions.

UBAM Operating Results for the Nine Months Ended November 30, 2017

Net revenues increased $11.4 million, or 15.8%, to $83.5 million during the nine-month period ending November 30, 2017, when compared with net revenues of $72.1 million reported during the same period a year ago.  The increase in net revenues primarily resulted from the increase in the number of active sales consultants during the period along with increase in the year over year shipments made during the third quarter.

The average number of active consultants increased 4,700, or 19.0%, from 24,800 in the first nine months of fiscal year 2017 to 29,500 in the first nine months of fiscal 2018.  Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

Gross margins increased $8.9 million to $62.5 million for the nine-month period ending November 30, 2017 from $53.6 million reported during the same period a year ago.  The increase in gross margins primarily resulted from the increase in sales.  Gross margins as a percentage of net revenues, remained consistent at 74.9% for the nine-month period ending November 30, 2017 compared to 74.3% reported the same period a year ago.

 Total UBAM operating expenses increased $4.4 million, or 10.4%, to $46.7 million during the nine-month period ending November 30, 2017, when compared with $42.3 million with the same period a year ago, due primarily to the increase in operating and selling expenses and increased sales commissions associated with UBAM’s revenue growth.

Operating income of the UBAM segment increased $4.6 million, or 40.7%, to $15.9 million during the nine-month period ending November 30, 2017 when compared to $11.3 million reported during the same period a year ago.  The increase in operating income was primarily due to increased gross margins on increased sales.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2017

The following table summarizes the operating results of the Publishing segment for the three and nine months ended November 30, 2017 and 2016:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2017	2016	2017	2016
Gross sales	$5,132,900	$6,490,100	$13,846,300	$15,394,000
Less discounts and allowances	(2,703,300)	(3,419,900)	(7,334,000)	(8,167,400)
Transportation revenue	10,000	4,800	26,400	18,000
Net revenues	2,439,600	3,075,000	6,538,700	7,244,600

Cost of goods sold	1,380,600	1,750,600	3,639,700	3,950,600
Gross margin	1,059,000	1,324,400	2,899,000	3,294,000

Total operating expenses	502,200	344,900	1,384,800	1,155,300

Operating income	$556,800	$979,500	$1,514,200	$2,138,700

Publishing Operating Results for the Three Months Ended November 30, 2017

Our Publishing segment’s net revenues decreased $0.6 million, or 19.4%, to $2.4 million for the three months ended November 30, 2017 from $3.1 million reported for the quarter ended November 30, 2016.  Revenues declined from the same period last year due to smaller customer orders in the third period of fiscal 2018 when compared to last year, as well as fewer customers placing orders.  During the third quarter of fiscal year 2017, we had significant delays in shipments which resulted in lost customers and customers reducing order sizes during the fall selling season of fiscal 2018, based on slower delivery expectations.

Gross margins declined $0.2 million to $1.1 million for the quarter ended November 30, 2017, from $1.3 million reported during the same period a year ago, due primarily to the decline in sales.  Gross margins as a percentage of sales remained consistent between the periods.

Operating income declined $0.4 million to $0.6 million for the quarter ended November 30, 2017 from $1.0 million reported during the quarter ended November 30, 2016.  The decline in operating income resulted primarily from the decline in sales and gross margins.

Publishing Operating Results for the Nine Months Ended November 30, 2017

The Publishing segment’s net revenues for the nine months ended November 30, 2017 were $6.5 million, a decrease of $0.7 million 9.7%, from $7.2 million reported for the same period last year.  The year to date revenue decline primarily occurred in the third quarter of this year when the Company experience reduced orders sizes from existing customers and fewer customer orders placed during the third quarter, primarily resulting from the shipping delays that occurred during fiscal 2017.

Gross margins for the nine months ended November 30, 2017 were $2.9 million, a decrease of $0.4 million, or 12.1%, from $3.3 million reported for the same period a year ago.  Gross margins decreased primarily due to the decrease in sales.  Gross Margins as a percentage of revenue remained consistent between the periods.

Operating income for the segment declined $0.6 million, to $1.5 million, for the nine months ended November 30, 2017 from $2.1 million reported during the same period last year.  The decline in operating income resulted primarily from the decline in sales and gross margins.

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

During the nine-month period ended November 30, 2017, we experienced cash inflow from our operations of $11.3 million.  Net earnings of $4.4 million were increased by the following items:

•	a decrease in inventories of $9.8 million,
•	depreciation expense of $0.9 million,
•	a decrease in deferred income taxes of $0.2 million,
•	an increase in the provision for doubtful accounts of $0.4 million,
•	an increase in accrued salaries and commissions of $2.8 million,
•	an increase in other liabilities of $1.3 million, and
•	an increase in income tax payable of $0.5 million.

Offset by:

•	a decrease in accounts payable of $7.3 million,
•	an increase in accounts receivable of $1.3 million, and
•	an increase in prepaid expenses and other assets of $0.3 million.

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

Cash used in investing activities was $1.3 million for capital expenditures, which was primarily comprised of improvements made to two of our pick lines which were upgraded with new automated routing functionality to bypass zones that had no picks of approximately $1.0 million and inventory management systems of $0.1 million and various other improvements to the warehouse, facility and equipment totaling $0.2 million.

Cash used in financing activities was $4.6 million, which was primarily comprised of repayment of borrowings under our line of credit of $4.9 million and payments on long-term debt of $0.7 million, offset by draws on the recently executed Advancing Term Loan of $1.0 million along with other minor equity changes.

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

The Loan Agreement also includes Term Loan #2 in the amount of $4.0 million, which is secured by a warehouse and land with the maturity date of June 28, 2021, a $15.0 million revolving loan (“line of credit”) through June 15, 2018 and an $3.0 million advancing term loan which matures November 30, 2020.

Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provided an increase to $6.0 million from our original $4.0 million line of credit through June 15, 2017.    Effective June 15, 2016, we signed a Second Amendment Loan Agreement with the Bank which provided a further increase to $7.0 million from our previous $6.0 million line of credit and extended it through June 15, 2017.   Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which included Term Loan #2 in the amount of $4.0 million.   Effective February 7, 2017, we signed a Fourth Amendment Loan Agreement with the Bank which modified certain debt covenant calculations and waived an existing default that occurred in the fourth quarter of fiscal year 2017.

Effective, June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extended the termination date of the Loan Agreement to June 15, 2018.  The Fifth Amendment also modified the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company is using to cover the cost of the fiscal 2017 capital improvements to increase its daily shipping capacity.  The Company expects the amount of the planned capital improvements will be less than the Advancing Term Loan availability.  The Advancing Term loan accrued interest between June 15 and December 1, 2017, at which time the balance was converted to a term loan and set to amortize over a thirty-six-month period

Effective September 1, 2017, we signed a Sixth Amendment Loan Agreement with the Bank which further increased the maximum revolving principal amount from $10.0 million to $15.0 million, subject to certain collateral restrictions.

We had no borrowings outstanding on our revolving credit agreement at November 30, 2017 and $4.9 million in borrowings at February 28, 2017.  Available credit under the revolving credit agreement was $9,105,500 at November 30, 2017.

 Trance B of Term Loan #1, Term Loan #2, the line of credit and the Advancing Term Loan accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.41% at November 30, 2017).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. Additionally, the Loan Agreement suspends dividends.  For the quarter ended November 30, 2017, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures and leasing transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year Ending February 28 (29)

2018	267,100
2019	1,278,600
2020	1,331,200
2021	1,324,300
2022	1,069,000
Thereafter	16,672,100
Total Maturities	$21,942,300

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM segment’s sales are paid at the time the product is ordered.  These sales accounted for 93.7% of net revenues for the three-month period ended November 30, 2017, and 90.0% for the three-month period ended November 30, 2016.  Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns primarily result from damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept returns from retail customers.  Management has estimated and included a reserve for sales returns of $100,000 as of November 30, 2017, and $190,000 as of February 28, 2017.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. Consignment inventory related to inactive consultants is reclassified to accounts receivable and the associated reserve is included within our allowance. If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.  Management has estimated and included an allowance for doubtful accounts of $537,000 at November 30, 2017, and $485,000 at February 28, 2017. Included within this allowance is $264,000 and $217,000 as of November 30, 2017 and February 28, 2017, respectively, of reserve related to consignment inventory held by inactive consultants.

Inventory

Our inventory contains approximately 2,200 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a five to eight-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $502,200 and $467,100 at November 30, 2017 and February 28, 2017, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 12% and 11% of our active consultants maintained consignment inventory at November 30, 2017 and February 28, 2017, respectively.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,533,100 and $1,140,700 at November 30, 2017 and February 28, 2017, respectively.   There is a seasonal increase in consignment inventory during the fall when UBAM consultants acquire inventory for sales events at annual state fair and other regional fall festival events.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $264,000 and $309,000 as of November 30, 2017 and February 28, 2017, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for current inventory, noncurrent inventory and active consultant consignment inventory balances.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.  Management has estimated a valuation allowance for these combined inventories of $330,900 and $300,000 as of November 30, 2017 and February 28, 2017, respectively.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2017. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
Not Applicable.

Item 1A.  RISK FACTORS
Not required by smaller reporting company.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share		Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2)(3)

September 1 - 30, 2017	736		$10.19	0	297,368
October 1 - 31, 2017	0	$	N/A	0	297,368
November 1 - 30, 2017	0		N/A	0	297,368
Total	736		$10.19	0

(1)	All of the shares of common stock set forth in this column were part of a publicly announced plan as described in Footnote 2 below.

(2)
In April 2008, the Board of Directors authorized us to purchase up to 500,000 shares of our common stock under a repurchase plan.  Pursuant to the plan, we may purchase a total of 296,632 additional shares of our common stock until 500,000 shares have been repurchased.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 16, 2018	By	/s/ Randall W. White
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2018	By	/s/ Dan E. O’Keefe
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.          Description

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2
Certification of Controller and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.