Form 10-K
period 2018-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2018-05-29
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Avenue, Tulsa, Oklahoma	74146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 622-4522

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.20 par value	NASDAQ
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐          No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2017 on the NASDAQ Stock Market, LLC was $32,691,300.

As of May 23, 2018, 4,088,383 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2018 relating to our Annual Meeting of Shareholders to be held on July 24, 2018 are incorporated by reference into Part III of this Report on Form 10-K.

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

Item 1.  BUSINESS

(a)  General Description of Business

We are the exclusive United States trade co-publisher of the line of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”) and we also exclusively publish books through our ownership of  Kane Miller Book Publisher (“Kane Miller”); both award-winning publishers of international children’s books.  We are a coporation incorporated on August 23, 1965, under the laws of the State of Delaware. Our fiscal years end on February 28 (29).

Our Company motto is “The future of our world depends on the education of our children.  EDC delivers educational excellence one book at a time.  We provide economic opportunity while fostering strong family values.  We touch the lives of children for a lifetime.”

(b)  Financial Information about Our Segments

While selling children’s books and related products (collectively referred to as “books”) is our only line of business, we sell them through two business segments, which we sometimes refer to as “divisions”:

·
Home Business Division (“Usborne Books & More” or “UBAM”) – This division sells our books through independent consultants directly to our customers.  Our consultants sell books by hosting home parties, through social media collaboration platforms on the internet, by hosting book fairs with school and public libraries and through other events.

·
Publishing Division (“EDC Publishing” or “Publishing”) – This division sells our books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	FY 2018	FY 2017
UBAM	93%	92%
Publishing	7%	8%
Total net revenues	100%	100%

(c)  Narrative Description of Business

Products

As the exclusive United States trade co-publisher of the Usborne books and sole publisher of Kane Miller books, we offer over 2,000 different children’s books.  Many of our books are interactive in nature, including our Touchy-Feely board books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books.  Most of our books are originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in United States.

 We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and internet based social media party plans.  The division had approximately 35,500 active consultants in 50 states at February 28, 2018.

Our Publishing division markets through commissioned trade representatives who call on retail book, toy, and specialty stores along with other retail outlets. Publishing also conducts in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 4,000 book, toy and specialty stores.  Approximately 8% of our Publishing division's net sales, are to major book chains.

Key Customers

No customer represents more than 10% of our net sales.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season.

Competition

While we have the exclusive U.S. rights to sell Usborne Books and our Kane Miller published books, we face competition from the internet and other book publishers who are also selling directly to our customers.  Our UBAM division competes in recruiting and retaining sales consultants, which continuously receive opportunities to work for larger direct selling companies.  We also compete with Scholastic Books in the school and library book fair market.

Our Publishing division faces competition from large U.S. and international publishing companies.

Employees

As of May 16, 2018, 193 full-time employees worked at our Tulsa office and distribution facility and at our San Diego office.  Of these employees, approximately 65% of our employees work in our distribution warehouse.  We believe our relations with our employees are good.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse are located on a 40 acre complex at 5402 S 122nd East Ave, Tulsa, Oklahoma. We own the complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant.  All product distributions are made from our 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order fulfillment, packaging, and shipment.

We also own a facility located at 10302 E. 55th Pl., Tulsa, Oklahoma that contains approximately 95,000 square feet of warehouse space which is used to store our overflow inventory, along with approximately 10,000 square feet of office space that is currently vacant.  In addition to these owned properties, we also lease a small office in San Diego, California that is used to by our Kane Miller employees.  We believe that our operating facilities meet both present and future capacity needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”).  The high and low quarterly common stock quotations for fiscal years 2018 and 2017, as reported by the NASDAQ, were as follows:

	FY 2018		FY 2017
Period	High	Low	High	Low
1st quarter	9.85	6.75	14.60	10.65
2nd quarter	11.45	9.50	13.87	9.95
3rd quarter	14.45	9.50	12.75	8.50
4th quarter	22.80	13.75	10.50	7.10

The number of shareholders of record of EDC's common stock as of May 23, 2018 was 537.

During fiscal year 2017, we paid quarterly dividends totaling $0.36 per share as follows:  $0.09 per share dividend on March 18, 2016, $0.09 per share dividend on June 17, 2016, $0.09 per share dividend on September 23, 2016, and $0.09 per share dividend on December 16, 2016.   On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.  Subsequent to year end, the Board of Directors of the Company approved the reinstatement of dividends, further disclosed in the footnotes to the financial statements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of Shares Purchased	Average Price Paid Per Shares	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan

December 1 - 31, 2017	-	$-	-	296,632
January 1-31, 2018	-	$-	-	296,632
February 1-28, 2018	28	$21.43	-	296,604
Total	28	$21.43	-	296,604

(1)	In April 2008, the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

We announced no repurchases of our common stock during our fiscal year 2018.  Throughout the year we made several small purchases of shares from employees electing to withdraw from our 401(k) plan.    The ability to repurchase shares was also subject to certain restrictions outlined in the fourth amendment to our Loan Agreement with our primary lender.

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

Management Summary

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller.  We operate two separate segments: UBAM and Publishing, to sell our Usborne and Kane Miller children’s books.  These two segments each have their own customer base.  The Publishing segment markets its products on a wholesale basis to various retail accounts.  The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs.  All other supporting administrative activities are recognized as other expenses outside of our two segments.  Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

UBAM Division

Our UBAM division uses a multi-level direct selling platform to market books through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as schools and public libraries.  Revenues are primarily generated through book showings in individual homes, social media collaboration platforms, book fairs with school and public libraries and other events.  This past fiscal year continued a significant shift toward internet sales via social media platforms, such as Facebook.

 An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants (defined as those with sales during the past six months) often recruit new sales consultants.  UBAM makes it easy to recruit by providing signing kits for which new consultants can earn partial or full reimbursement based on established sales criteria. In addition, our UBAM division provides our consultants with an extensive handbook, valuable training and an individual website that they can customize and use to operate their business.

Consultants

	FY 2018	FY 2017
New Consultants During Fiscal Year	32,400	24,600
Active Consultants End of Fiscal Year	35,500	25,800

Our UBAM division’s multi-level marketing platform presently has six levels of sales representatives:

·	Consultants

·	Team Leaders

·	Senior Team Leaders

·	Executive Team Leaders

·	Senior Executive Team Leaders

·	Directors

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

During fiscal year 2018, we continued to have strong growth in our internet sales within our UBAM division.  With the increased use of social media, party plan platforms, such as those available on Facebook, have become popular sales tools.  These platforms allow consultants to “present” and customers to “attend” online purchasing events from any location.

Customer’s internet orders are primarily received via the consultant’s customized website, which is hosted by the Company.  Internet orders are processed through a shopping cart and the consultant receives sales credit and commission on the sales.  Much of the increase in sales has resulted from the use of social media party plan platforms to host virtual parties, frequently referred to as “Facebook Parties,” and from the increase in the number of sales consultants.  All internet orders are shipped directly to the end customer.  The increase in internet orders has resulted in a decrease in order size.

Home parties occur when consultants contact hosts or hostesses (collectively “hostess”) to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show, makes a presentation at the show and takes orders for the books.  The hostess earns discounted books based on the total sales at the party, including online internet orders for those customers that can only attend via online access.  Home party orders are typically shipped to the hostess who then distributes the books to the end customer.  Customer specials are also available for customers when they or their party order above a specified amount.  Additionally, home shows often provide an excellent opportunity for recruiting new consultants.

The school and library program includes book fairs which are held with an organization as the sponsor.  The consultant provides promotional materials to introduce our books to parents.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This pledge-based reading incentive program provides cash and books to the sponsoring organization and books for the participating children.

An additional fundraising program, Cards for a Cause, offers our consultants the opportunity to help members of the community by sharing proceeds from the sale of specific items.  Organizations sell variety boxes of greeting-type cards and donate a portion of the proceeds to help support their related causes.

Publishing Division

Our Publishing division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned inside sales group located in our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2018	FY 2017
National chain stores	8%	17%
All other	92%	83%
Total net revenues	100%	100%

Publishing uses a variety of methods to attract potential new customers and maintain current customers.  Our employees attend many of the national trade shows held by the book selling industry each year, allowing us to make contact with potential buyers who may be unfamiliar with our books.  We actively target the national chains through joint promotional efforts and institutional advertising in trade publications.  Our Publishing division also participates with certain customers in a cooperative advertising allowance program, under which we pay back up to 2% of the net sales to that customer.  Our products are then featured in promotions, such as catalogs, offered by the vendor.  We may also acquire, for a fee, an end cap position (our products are placed on the end of a shelf) in a bookstore, which we and the publishing industry consider an advantageous location in the bookstore.

Publishing’s in-house sales group targets the smaller independent book and gift store market.  Our semi-annual, full-color, 170-page catalogs, are mailed to over 4,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

(1) Result of Operations

The following table shows our condensed statements of earnings data:

	For the Twelve Months Ended February 28,
	2018	2017
Net revenues	$111,966,100	$106,628,100
Cost of goods sold	30,931,300	28,613,500
Gross margin	81,034,800	78,014,600

Operating expenses:
Operating and selling	22,571,200	23,070,000
Sales commissions	35,359,000	33,995,500
General and administrative	15,736,300	15,920,600
Impairment of asset	-	1,082,300
Total operating expenses	73,666,500	74,068,400

Other (income) expense
Interest expense	1,119,500	1,028,800
Other income	(1,583,900)	(1,694,700)
Earnings before income taxes	7,832,700	4,612,100

Income taxes	2,618,000	1,751,200
Net earnings	$5,214,700	$2,860,900

See the detailed discussion of revenues, costs of goods sold, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Twelve Months Ended February 28, 2018

Operating expenses not associated with a reporting segment were $13.9 million for fiscal year ended February 28, 2018 compared to $14.0 million for the same period a year ago.  Operating expenses decreased $0.4 million as a result of savings in warehouse labor associated with our increased daily shipping capacity.  We installed new automation equipment and made software enhancements during the fiscal year which more than doubled our previous daily shipping capacity.   These savings were partially offset by an increase in our short-term incentive accrual associated with the Company’s increased operating profits of approximately $0.3 million, among other reduced costs.

Interest expense totaled $1.1 million for the twelve months ended February 28, 2018, an increase of $0.1 million over the $1.0 million of interest expense reported for the same period a year ago.  Interest expense increased during the current fiscal year due primarily to increased borrowings on the line of credit during the current year.

Income taxes increased $0.8 million to $2.6 million for the twelve months ended February 28, 2018, from $ 1.8 million for the same period a year ago.  This increase was primarily related to our increase in pre-tax earnings between the years.  Our effective tax rate, including federal, state and franchise taxes, was 33.4% for fiscal 2018 and 38.0% for fiscal 2017.  The decrease in the tax rate from fiscal 2017 to fiscal 2018 resulted from our reduced federal tax rate included with the passage of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which is disclosed further in the footnotes to our financial statements.

UBAM Operating Results

The following table summarizes the operating results of the UBAM segment for the twelve months ended February 28:

	For the Twelve Months Ended February 28,
	2018	2017
Gross sales	$108,170,800	$105,574,500
Less discounts and allowances	(15,482,500)	(19,088,100)
Transportation revenue	11,010,300	11,134,200
Net revenues	103,698,600	97,620,600

Cost of goods sold	26,239,800	23,744,000
Gross margin	77,458,800	73,876,600

Operating expenses
Operating and selling	19,385,000	19,784,600
Sales commissions	35,043,200	33,687,200
General and administrative	3,602,000	3,946,500
Impairment of asset	-	1,082,300
Total operating expenses	58,030,200	58,500,600

Operating income	$19,428,600	$15,376,000

Average number of active consultants	30,900	24,900

Net revenues increased $6.1 million, or 6.3%, to $103.7 million for the fiscal year ended February 28, 2018, when compared with net revenues of $97.6 million reported for fiscal year ending February 28, 2017.  The increase in UBAM net revenues is primarily attributed to the 24.6% increase in the average number of active consultants during fiscal year 2018, over the same period a year ago.  The increase in consultants resulted in increased internet sales, home shows, book fairs and fundraiser events that all contributed to the growth in UBAM.  UBAM also includes sales to schools and libraries through educational consultants.   Our sales to schools and libraries were consistent with the prior year as we chose to limit accepting new educational consultants for most of the fiscal year.  In the fourth quarter of fiscal 2018, we launched a new School and Library Certification Program (“ESL Program”) that requires our consultants to meet certain eligibility requirements including attending web based training and certification along with an annual background check.  This new program was developed to address the safety concerns associated with our consultants entering schools, as well as, to increase the quality and consistency of their presentations to schools and libraries.  We expect this new program to have positive results in upcoming years.

Gross margin increased $3.6 million to $77.5 million for the fiscal year ended February 28, 2018, from $73.9 million reported for fiscal year ending February 28, 2017.  The increase in gross margin primarily resulted from the increase in sales.  Gross margin as a percentage of net revenues, decreased to 74.7% for the fiscal year 2018, compared to 75.7% reported the same period a year ago.  Our gross margin was higher in fiscal 2017 due primarily to an annual volume discount that we received from one of our suppliers that was not repeated in fiscal 2018.

Total UBAM operating expenses decreased $0.5 million, or 0.1%, to $58.0 million during the fiscal year ending February 28, 2018, when compared with $58.5 million reported for fiscal year ending February 28, 2017.  Operating expenses decreased primarily as a result of an impairment charge that was taken in fiscal 2017 to write off a system implementation that was abandoned.  This expense was not repeated in fiscal 2018.

Operating income of our UBAM division increased $4.0 million, or 26.4%, to $19.4 million during the fiscal year ending February 28, 2018 when compared to $15.4 million reported for fiscal year ending February 28, 2017.  The increase in operating income was primarily due to increased sales.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	For the Twelve Months Ended February 28,
	2018	2017
Gross sales	$17,676,400	$19,384,400
Less discounts and allowances	(9,446,300)	(10,398,200)
Transportation revenue	37,400	21,300
Net revenues	8,267,500	9,007,500

Cost of goods sold	4,691,500	4,869,500
Gross margin	3,576,000	4,138,000

Total operating expenses	1,812,800	1,571,600

Operating income	$1,763,200	$2,566,400

Our Publishing division’s net revenues decreased $0.7 million, or 8.2%, to $8.3 million for the fiscal year ended February 28, 2018, when compared with net revenues of $9.0 million reported for fiscal year ended February 28, 2017.  This decrease resulted  from reduced sales to two of our large retail customers totaling $0.8 million.  One retail customer changed their marketing strategy to focus on more toys in the stores, which limited the visibility of our products in their stores and had a negative impact on our product sales.  Another large retail book chain switched their book distribution supplier, at the end of our fiscal third quarter, which eliminated our ability to supply the retail chain with our products.

Sales in our Publishing segment are seasonal and our fiscal fourth and first quarters are traditionally lower than the second and third fiscal quarter's sales.

Gross margin decreased $0.5 million to $3.6 million for the fiscal year ended February 28, 2018, from $4.1 million reported for fiscal year ended February 28, 2017.  The decrease in gross margin primarily resulted from the decrease in sales to two of our large retail customers.  Gross margin as a percentage of net revenues, decreased to 43.3% for the fiscal year 2018, compared to 45.9% reported the same period a year ago.  Our gross margin was higher in fiscal 2017 due primarily to additional discounts that we received from one of our suppliers.

Operating income for the segment declined $0.8 million, to $1.8 million, for fiscal year ended February 28, 2018 from $2.6 million reported during the same period last year.  The decline in operating income resulted primarily from the decline in sales and gross margin.

(2-3) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We typically fund our operations from the cash we generate.  We also use available cash primarily to pay down our outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.  During fiscal year 2018, we reduced our purchases which decreased our inventory balances.  The cash flow from reduced inventory was used to pay down our vendors as well as pay off the balance in our revolving bank credit facility along with paying off other borrowings.  At fiscal year-end 2018, our revolving bank credit facility loan balance was $0 with $9,424,000 in available capacity.

During fiscal year 2018, we generated positive cash flows from our operations of $9,232,700.  Cash flows resulted from the following:

·          net earnings of $5,214,700
·          depreciation expense of $1,251,000
·          a decrease in inventories of $7,079,000
·          the provision for doubtful accounts and sales returns of $510,900
·          the provision for inventory valuation allowance of $311,800
·          deferred income tax expense of $264,900
·          an increase in deferred revenues of $59,900
·          an increase in income tax payable of $279,400

Offset by:

·          a decrease in accounts payable, accrued salaries and commissions and other liabilities of $4,918,900
·          an increase in accounts receivable of $407,700
·          an increase in prepaid expenses and other assets of $412,300

The significant decrease in accounts payable, accrued salaries and commissions, and other current liabilities was primarily a result of the payments made to our suppliers for inventory stock purchased in fiscal 2017 that was sold during fiscal 2018.

Cash used in investing activities was $1,437,700 for capital expenditures.  Our capital expenditures were primarily associated with new automation equipment and enhancements made to our existing software products to increase our daily shipping capacity.

Our capital expenditures included:

·          Warehouse equipment of $1,105,200
·          Warehouse management software system of $62,600
·          Other improvements to new facility and other equipment additions of $269,900

Cash used in financing activities was $5,770,900, which was primarily from the net payments on our revolving credit agreement totaling $4,882,900 and payments on our long-term debt of $1,877,000.  We also received $1,019,000 from the proceeds from our long-term debt, $26,300 from the issuance of stock options and $42,100 from the sale of treasury stock associated with employee purchases through payroll withholdings and employer matching contributions to their 401(k) accounts, offset by $98,400 paid to acquire treasury stock.

We continue to expect our cash from operations and our expanded line of credit with our Bank will provide us the ability to meet our liquidity requirements.  Cash generated from operations will be used to increase inventory in anticipation of continued sales growth, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.   The Loan Agreement also includes Term Loan #2 in the amount of $4.0 million, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million revolving loan (“line of credit”) through June 15, 2018.

Effective March 10, 2016, we signed a First Amendment Loan Agreement with the Bank which provided an increase to $6.0 million from our original $4.0 million line of credit through June 15, 2016.  Effective June 15, 2016, we signed a Second Amendment Loan Agreement with the Bank which provided a further increase to $7.0 million from our previous $6.0 million line of credit and extended it through June 15, 2017.  Effective June 28, 2016, we signed a Third Amendment Loan Agreement with the Bank which included Term Loan #2 in the amount of $4.0 million.   Effective February 7, 2017, we signed a Fourth Amendment Loan Agreement with the Bank which modified certain debt covenant calculations and waived an existing default that occurred in the fourth quarter of fiscal year 2017.

Effective, June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extended the termination date of the Loan Agreement to June 15, 2018.  The Fifth Amendment also modified the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company used to cover the cost of the fiscal 2018 capital improvements to increase our daily shipping capacity.  The Advancing Term loan accrued interest between June 15 and December 1, 2017, at which time the balance was converted to a term loan and set to amortize over a thirty-six-month period.

Effective September 1, 2017, we signed a Sixth Amendment Loan Agreement with the Bank which further increased the maximum revolving principal amount from $10.0 million to $15.0 million, subject to certain collateral restrictions.

Effective February 15, 2018, we signed a Seventh Amendment Loan Agreement with the Bank which modified the limitation on dividends as well as modified and removed other financial covenant calculations.

We had no borrowings outstanding on our revolving credit agreement at February 28, 2018 and $4.9 million in borrowings at February 28, 2017.  Available credit under the revolving credit agreement was $9,424,000 at February 28, 2018.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.7% at February 28, 2018).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the year ended February 28, 2018, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, compensation, salaries, investments, capital expenditures, and leasing transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year Ending February 28 (29)

2019	$881,200
2020	920,400
2021	959,000
2022	1,003,900
2023	1,048,600
Thereafter	15,893,200
Total Maturities	$20,706,300

In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  In fiscal year 2017, we declared dividends equal 38%, of net income after taxes.  On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.   Subsequent to year end, the Board of Directors of the Company approved the reinstatement of dividends, further disclosed in the footnotes to the financial statements.

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $100,000 and $190,000 for the fiscal years ended February 28, 2018 and 2017, respectively.

Allowance for Doubtful Accounts, Sales Returns and Consignment Inventory Reserve for Inactive Consultants

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  In addition, we maintain a reserve for estimated returns, as well as a reserve for consignment inventory balances with inactive consultants that are not expected to be collected (collectively “allowance for doubtful accounts and sales returns”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Consignment inventory related to inactive consultants is reclassified to accounts receivable and the associated reserve is included within our allowance.  If the actual uncollected amounts significantly exceed the estimated allowance, then our operating results would be significantly adversely affected.   Management has estimated an allowance for doubtful accounts of $675,600 and $675,000 as of February 28, 2018 and 2017, respectively. Included within this allowance is $100,000 and $190,000 of reserve for sales returns and $278,500 and $217,000 of reserve related to consignment inventory held by inactive consultants as of February 28, 2018 and 2017, respectively.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a four to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $707,700 and $467,100 at February 28, 2018 and 2017, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 10% of our active consultants maintained consignment inventory at the end of the fiscal year.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,270,700 and $1,140,700 at February 28, 2018 and 2017, respectively.  Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $278,500 and $309,000 at the end of fiscal year 2018 and 2017, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow moving inventory and estimated consignment inventory that will not be sold or returned.  Management has estimated a valuation allowance for both current and noncurrent inventory of $453,300 and $300,000 as of February 28, 2018 and 2017, respectively.

Our principal supplier, based in England, generally requires a minimum re-order of 6,500 or more of a title in order to get a solo print run.  Smaller orders would require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis.

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

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes,” which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We have retrospectively implemented this new presentation in our financial statements.  As of February 28, 2017, we reclassified $466,600 of current deferred tax assets to noncurrent assets and netted $338,600 of deferred tax liabilities against the balance on the balance sheet.  The adoption of this ASU did not affect our statements of earnings.

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

In August 2016, FASB issued ASU No. 2016-15 “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. The new standards required date of adoption is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Adoption and restatement of the cash flow statement for the new standard is not expected to be material.

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

On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. At February 28, 2018, our accounting for the Tax Act is complete under SAB 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 begins at page 24.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(a) as of February 28, 2018. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2018.  The original framework was updated with the issuance of the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has not yet implemented the 2013 Framework, but does not deem it impacting our effective assessment conclusion.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

(b)  Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 24, 2018.

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

10.5
Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between us and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.32 to Form 10-K dated February 28, 2003 (File No. 0-4957).

10.6	Employment Agreement between Randall W. White and the Company dated February 28, 2004 incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2005 (File No. 04957).

10.7	Loan Agreement dated December 1, 2015 by and between the Company and MidFirst Bank, Tulsa, OK

10.8	Purchase and Sale Agreement dated October 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK

10.9	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK

10.10	First Amendment Loan Agreement dated March 10, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

10.11	Second Amendment Loan Agreement dated June 15, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

10.12	Third Amendment Loan Agreement dated June 28, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

10.13	Fourth Amendment Loan Agreement dated February 7, 2017 by and between the Company and MidFirst Bank, Tulsa, OK

10.14
Fifth Amendment Loan Agreement dated June 12, 2017 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 15, 2017 (File No. 04957).

10.15
Sixth Amendment Loan Agreement dated September 1, 2017 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated September 7, 2017 (File No. 04957).

10.16
Seventh Amendment Loan Agreement dated February 16, 2018 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated February 22, 2018 (File No. 04957).

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

Item 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 29, 2018	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 29, 2018	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Director
(Principal Executive Officer)

	May 29, 2018	/s/ John A. Clerico
John A. Clerico, Director

	May 29, 2018	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 29, 2018	/s/ Kara Gae Neal
Kara Gae Neal, Director

	May 29, 2018	/s/ Betsy Richert
Betsy Richert, Director

	May 29, 2018	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2018 and 2017, and the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2005.

Tulsa, Oklahoma
May 29, 2018

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28,

ASSETS	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$2,723,300	$699,200
Accounts receivable, less allowance for doubtful accounts and sales returns $675,600 (2018) and $675,000 (2017)	2,813,800	2,917,000
Inventories—Net	26,618,500	34,253,100
Prepaid expenses and other assets	1,142,000	695,200
Total current assets	33,297,600	38,564,500

INVENTORIES—Net	435,900	192,100

PROPERTY, PLANT AND EQUIPMENT—Net	27,860,500	27,034,300

DEFERRED INCOME TAXES—Net	-	128,000

OTHER ASSETS	26,900	61,400

TOTAL ASSETS	$61,620,900	$65,980,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,469,000	$17,565,300
Line of credit	-	4,882,900
Deferred revenues	693,000	633,100
Current maturities of long-term debt	881,200	898,500
Accrued salaries and commissions	2,007,900	1,379,700
Income taxes payable	1,798,800	1,519,400
Other current liabilities	3,300,900	3,218,200
Total current liabilities	21,150,800	30,097,100

LONG-TERM DEBT—Net of current maturities	19,825,100	20,665,800
DEFERRED INCOME TAXES—Net	136,900	-
OTHER LONG-TERM LIABILITIES	106,000	-
Total liabilities	41,218,800	50,762,900

COMMITMENTS (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,046,040 (2018) and 6,041,040 (2017) shares; Outstanding 4,089,806 (2018) and 4,090,074 (2017) shares	1,209,200	1,208,200
Capital in excess of par value	8,573,300	8,548,000
Retained earnings	21,532,500	16,317,800
	31,315,000	26,074,000
Less treasury stock, at cost	(10,912,900)	(10,856,600)
Total shareholders' equity	20,402,100	15,217,400
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,620,900	$65,980,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED FEBRUARY 28,

	2018	2017
GROSS SALES	$125,847,200	$124,958,900
Less discounts and allowances	(24,928,800)	(29,486,300)
Transportation revenue	11,047,700	11,155,500
NET REVENUES	111,966,100	106,628,100
COST OF GOODS SOLD	30,931,300	28,613,500
Gross margin	81,034,800	78,014,600

OPERATING EXPENSES:
Operating and selling	22,571,200	23,070,000
Sales commissions	35,359,000	33,995,500
General and administrative	15,736,300	15,920,600
Impairment of asset	-	1,082,300
Total operating expenses	73,666,500	74,068,400

INTEREST EXPENSE	1,119,500	1,028,800
OTHER INCOME	(1,583,900)	(1,694,700)

EARNINGS BEFORE INCOME TAXES	7,832,700	4,612,100

INCOME TAXES	2,618,000	1,751,200
NET EARNINGS	$5,214,700	$2,860,900

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$1.28	$0.70
Diluted	$1.27	$0.70

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,087,998	4,077,695
Diluted	4,090,661	4,082,854
Dividends per share	$0.00	$0.27

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28,

	Common Stock
	(par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE— March 1, 2016	6,041,040	$1,208,200	$8,548,000	$14,557,500	1,976,430	$(11,084,200)	$13,229,500
Purchases of treasury stock	-	-	-	-	23	(200)	(200)
Sales of treasury stock	-	-	-	-	(25,487)	227,800	227,800
Dividends paid ($0.27/share)	-	-	-	(1,100,600)	-	-	(1,100,600)
Net earnings	-	-	-	2,860,900	-	-	2,860,900
BALANCE—February 28, 2017	6,041,040	$1,208,200	$8,548,000	$16,317,800	1,950,966	$(10,856,600)	$15,217,400
Exercise of stock options	5,000	1,000	25,300	-	-	-	26,300
Purchases of treasury stock	-	-	-	-	10,069	(98,400)	(98,400)
Sales of treasury stock	-	-	-	-	(4,801)	42,100	42,100
Net earnings	-	-	-	5,214,700	-	-	5,214,700
BALANCE—February 28, 2018	6,046,040	$1,209,200	$8,573,300	$21,532,500	1,956,234	$(10,912,900)	$20,402,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,214,700	$2,860,900
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Impairment of asset	-	1,082,300
Depreciation	1,251,000	1,079,000
Deferred income taxes, net	264,900	221,100
Provision for doubtful accounts and sales returns	510,900	283,200
Provision for inventory valuation allowance	311,800	(25,000)
Changes in assets and liabilities:
Accounts receivable	(407,700)	(686,900)
Inventories, net	7,079,000	(16,771,700)
Prepaid expenses and other assets	(412,300)	533,500
Accounts payable, accrued salaries and commissions, and other liabilities	(4,918,900)	11,427,000
Deferred revenues	59,900	(2,292,100)
Income tax payable	279,400	716,300
Total adjustments	4,018,000	(4,433,300)
Net cash provided by (used in) operating activities	9,232,700	(1,572,400)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,437,700)	(2,485,400)
Net cash used in investing activities	(1,437,700)	(2,485,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,877,000)	(738,500)
Proceeds from long-term debt	1,019,000	4,000,000
Cash received from sale of treasury stock	42,100	227,800
Cash used to purchase treasury stock	(98,400)	(200)
Proceeds from the issuance of stock options	26,300	-
Net borrowings (payments) under line of credit	(4,882,900)	1,551,100
Dividends paid	-	(1,466,900)
Net cash provided by (used in) financing activities	(5,770,900)	3,573,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,024,100	(484,500)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	699,200	1,183,700
CASH AND CASH EQUIVALENTS—END OF YEAR	$2,723,300	$699,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,116,500	$1,005,200
Cash paid for income taxes	$2,073,600	$543,800

NON-CASH TRANSACTIONS:
Accrued capital expenditures	$639,500	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2018 AND 2017

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we”, “our”, “us”, or “the Company”) distributes books and publications through our Usborne Books & More (“UBAM”) and EDC Publishing (“Publishing”) divisions to individual consumers, book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the exclusive U.S. trade co-publisher of books and related items, published by Usborne Publishing Limited (“Usborne”), an England-based publishing company, our largest supplier.  We are also a publishing company through our ownership of Kane Miller Book Publisher (“Kane Miller”).

Estimates—Our financial statements were prepared in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Reclassifications—Certain reclassifications have been made to the fiscal 2017 balance sheet and statement of earnings to conform to the classifications used in fiscal 2018.  These reclassifications had no effect on net earnings.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $15.1 million and $34.8 million for the years ended February 28, 2018 and 2017, respectively.  Total inventory purchases for those same periods were approximately $24.5 million and $45.4 million, respectively.  As of February 28, 2018, our outstanding accounts payable due to Usborne was $5.3 million.

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

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date.  Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Delinquency fees are not assessed.  Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.  Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken.  The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

Accounts receivable also include consignment inventory balances of inactive consultants as the Company considers these amounts to be collectable directly from the inactive consultants either through payment or the return of titles consigned.

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

Management has estimated an allowance for doubtful accounts and sales returns of $675,600 and $675,000 as of February 28, 2018 and 2017, respectively. Included within this allowance is $278,500 and $217,000 of reserve related to consignment inventory held by inactive consultants, $100,000 and $190,000 of reserve related to sales returns, and $93,900 and $98,500 of reserve for vendor discounts to sell remaining inventory as of February 28, 2018 and 2017, respectively.

Inventories—Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the average costing method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company.  The total value of inventory on consignment with active consultants was $1,270,700 and $1,140,700 at February 28, 2018 and 2017, respectively.  The Company has reserved for consignment inventory not expected to be sold or returned of $181,500 and $25,000 as of February 28, 2018 and 2017, respectively.   Inventory related to inactive consultants is reclassified to accounts receivables and amounted to $278,500 and $309,000 at February 28, 2018 and 2017, respectively. Such inventory is subject to a reserve based on estimated amounts that will not be sold or returned.  This reserve is included in the Allowance for Doubtful Accounts.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives, as follows:

Building	30 years
Building improvements	10 – 15 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	3 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service.

Impairments of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated cash flows.  Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties.  We recorded impairment loss of $1.1 million to long-lived assets in our UBAM segment in the fourth quarter of fiscal year 2017 (Note 4). No impairment was noted during fiscal year 2018.

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

Revenue Recognition—The New Revenue Standard will be effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the adoption methodology and the impact on its financial position, results of operations and cash flows. This includes a review of current accounting policies and practices to identify potential differences that would result from applying the guidance. While this evaluation is in progress, and the impact is not fully assessed, the Company expects this standard will not result in material changes.

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit or damaged at customer locations.  It is industry practice to accept returns from retail customers for non-damaged products.  Management has estimated and included a reserve for sales returns of $100,000 and $190,000 for the fiscal years ended February 28, 2018 and 2017, respectively.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in general and administrative expenses in the statements of earnings, were $546,600 and $266,400 for the years ended February 28, 2018 and 2017, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $15,990,800 and $16,637,500 for the years ended February 28, 2018 and 2017, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, were $1,119,500 and $1,028,800 for the years ended February 28, 2018 and 2017, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Year Ended February 28,
	2018	2017
Earnings Per Share:
Net earnings applicable to common shareholders	$5,214,700	$2,860,900

Shares:
Weighted average shares outstanding–basic	4,087,998	4,077,695
Assumed exercise of options	2,663	5,159

Weighted average shares outstanding–diluted	4,090,661	4,082,854

Diluted Earnings Per Share:
Basic	$1.28	$0.70
Diluted	$1.27	$0.70

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

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes,” which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of our fiscal year 2018.  We have retrospectively implemented this new presentation in our financial statements.  As of February 28, 2017, we reclassified $466,600 of current deferred tax assets to noncurrent assets and netted $338,600 of deferred tax liabilities against the balance on the balance sheet.  The adoption of this ASU did not affect our statements of earnings.

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

In August 2016, FASB issued ASU No. 2016-15 “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. The new standards required date of adoption is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Adoption and restatement of the cash flow statement for the new standard is not expected to be material.

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

On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. At February 28, 2018, our accounting for the Tax Act is complete under SAB 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.

2.       INVENTORIES

Inventories consist of the following:

	February 28,
	2018	2017
Current:
Book inventory	$26,800,000	$34,278,100
Inventory valuation allowance	(181,500)	(25,000)
Inventories net–current	$26,618,500	$34,253,100

Noncurrent:
Book inventory	$707,700	$467,100
Inventory valuation allowance	(271,800)	(275,000)
Inventories net–noncurrent	$435,900	$192,100

3.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2018	2017
Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,758,800	1,692,500
Machinery and equipment	7,231,300	5,230,700
Furniture and fixtures	109,000	101,600
	33,528,100	31,453,800
Less accumulated depreciation	(5,667,600)	(4,419,500)
	$27,860,500	$27,034,300

During fiscal year 2018, the Company purchased and installed new warehouse equipment and made software enhancements to increase its daily shipping capacity.

4.	IMPAIRMENT

Beginning in fiscal 2015, the Company began working with a third-party to develop an integrated direct-sales order system. This system was to be used by the Company’s independent sales consultants to assist them in order processing, payment collection, genealogy tracking, and commission reporting among other features.  Our sales consultants started using the new system during the third quarter of fiscal 2017.

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

5.       OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2018	2017
Accrued royalties	$791,800	$721,600
Accrued UBAM incentives	633,800	1,180,400
Accrued freight	357,800	494,900
Sales tax payable	557,600	425,700
Other	959,900	395,600
	$3,300,900	$3,218,200

6.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$149,600	$164,600
Inventory overhead capitalization	69,800	131,000
Inventory valuation allowance	47,200	9,500
Inventory valuation allowance – noncurrent	70,700	104,500
Allowance for sales returns	26,000	72,200
Capital loss carryforward	111,900	163,600
Accruals	141,700	89,300

Deferred tax assets	616,900	734,700

Less valuation allowance	(111,900)	(163,600)

Subtotal deferred tax assets:	505,000	571,100

Deferred tax liabilities:
Property, plant and equipment	(641,900)	(443,100)
Deferred tax liabilities	(641,900)	(443,100)

Net deferred income tax assets (liabilities)	$(136,900)	$128,000

On December 22, 2017, President Trump signed into law the Tax Act.  Among its provisions, the Tax Act reduces the statutory U.S. Corporate income tax rate from a maximum rate of 35% to 21% effective January 1, 2018. The Tax Act also provides for accelerated deductions of certain capital expenditures made after September 27, 2017 through bonus depreciation.  Upon the enactment of the Tax Act, we recorded a reduction in our deferred income tax liabilities of $43,200 for the effect of the aforementioned change in the U.S. statutory income tax rate.  The application of the Tax Act may change due to regulations subsequently issued by the U.S. Treasury Department.

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

The components of income tax expense are as follows:

	February 28,
	2018	2017
Current:
Federal	$1,964,700	$1,267,600
State	388,400	262,500
	2,353,100	1,530,100
Deferred:
Federal	239,800	186,200
State	25,100	34,900
	264,900	221,100
Total income tax expense	$2,618,000	$1,751,200

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 28,
	2018	2017
U.S. federal statutory income tax rate	31.8%	34.0%
U.S. state and local income taxes–net of federal benefit	4.0%	4.0%
Other	(2.4%)	0.0%
Total income tax expense	33.4%	38.0%

Our U.S. federal statutory income tax rate declined from 34.0% to 21.0% as of January 1, 2018.  As our fiscal year ends February 28, 2018, our effective tax rate for fiscal 2018 was a blended rate of 31.8%.  We file our tax returns in the U.S. and certain state jurisdictions. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2013.

Based upon a review of our income tax filing positions, we believe that our positions would be sustained upon an audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded. We classify interest and penalties associated with income taxes as a component of income tax expense on the statements of earnings.

7.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $89,400 and $61,200 during the fiscal years ended February 28, 2018 and 2017, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from treasury stock amounted to 4,801 net shares and 25,487 net shares during the fiscal years ended February 28, 2018 and 2017, respectively.

8.       COMMITMENTS

In connection with the purchase our 400,000 square-foot facility on 40-acres, in 2015, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility.  The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition was estimated at $10,159,000, which was also the carrying cost as of February 28, 2018.  The accumulated depreciation associated with the leased assets was $789,100 and $438,700 for the fiscal years ended February 28, 2018 and 2017, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net in the balance sheets.

The lessee pays $110,100 per month, through the lease anniversary date of December 2018, with a 2.0% annual increase adjustment on each anniversary date thereafter.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenue associated with the lease is being recorded on a straight-line basis and is reported in other income on the statements of earnings.

The following table reflects future minimum rental income payments under the non-cancellable portion of this lease as of February 28, 2018:

Year Ending February 28 (29),

2019	$1,324,800
2020	1,351,300
2021	1,378,300
2022	1,405,900
2023	1,434,000
Thereafter	12,269,300
Total	$19,163,600

At February 28, 2018, we had outstanding purchase commitments for inventory totaling approximately $18,906,600 which is due during fiscal year 2019.  Of these commitments, $13,436,100 were with Usborne, $5,339,100 with various Kane Miller publishers and the remaining $131,400 with other suppliers.

Rent expense for the year ended February 28, 2018 and 2017, was $53,400 and $69,500, respectively.  As of February 28, 2018, we did not have any lease commitments in excess of one year.

9.       DEBT

Debt consists of the following:

	February 28,
	2018	2017

Line of credit	$-	$4,882,900

Long-term debt	$20,706,300	$21,564,300
Less current maturities	(881,200)	(898,500)
Long-term debt, net of current maturities	$19,825,100	$20,665,800

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Tranche B interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.70% at February 28, 2018).  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Tranche A were $12,453,300 and $12,902,800 at February 28, 2018 and 2017, respectively.  The outstanding borrowings on Tranche B were $4,657,900 and $4,813,800 at February 28, 2018 and 2017, respectively.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.70% at February 28, 2018).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through June 15, 2018 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.70% at February 28, 2018).  The outstanding borrowings on Term Loan #2 were $3,595,100 and $3,847,700 at February 28, 2018 and 2017, respectively.  We had $0 and $4,882,900 in borrowings outstanding on line of credit at February 28, 2018 and 2017, respectively.  Available credit under the revolving credit agreement was $9,424,000 at February 28, 2018 and $2,117,100 at February 28, 2017.

The Tranche B, the line of credit and the Term Loan #2 all accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio which is payable monthly.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.00	350.50
II	>2.50 but <3.00	337.50
III	>2.00 but <2.50	325.00
IV	<2.00	312.50

Adjusted Funded Debt is defined as all long term and short-term bank debt less the outstanding balances of Tranche A and Tranche B Term Loans.  EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses, reduced by rental income.   The $15.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid Term Loans, unpaid accrued interest and any recourse amounts as defined in the Continuing Guaranty Agreement.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2018, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the year ended February 28, 2018, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and certain stock buyback transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2019	$881,200
2020	920,400
2021	959,000
2022	1,003,900
2023	1,048,600
Thereafter	15,893,200
$20,706,300

10.	CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 1,000,000 stock options.

Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2018 expire in December 2019.

A summary of the status of our 2002 Plan as of February 28, 2018 and 2017, and changes during the years then ended is presented below:

	February 28,
	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of Year	10,000	$5.25	10,000	$5.25
Exercised	5,000	5.25	-	-
Expired	-	-	-	-

Outstanding at End of Year	5,000	$5.25	10,000	$5.25

At February 28, 2018, all options outstanding are exercisable with an aggregate intrinsic value of $70,500 and weighted-average remaining contractual terms of options outstanding of 1.8 years.

11.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2018 and 2017.

				Basic	Diluted
	Net			Earnings	Earnings
	Revenues	Gross Margin	Net Earnings	Per Share	Per Share
2018
First quarter	$26,930,800	$19,506,000	$1,225,300	$0.30	$0.30
Second quarter	24,181,300	17,521,700	1,036,900	0.25	0.25
Third quarter	38,908,000	28,413,200	2,128,400	0.52	0.52
Fourth quarter	21,946,000	15,593,900	824,100	0.21	0.20
Total year	$111,966,100	$81,034,800	$5,214,700	$1.28	$1.27

2017
First quarter	$22,784,200	$16,110,400	$620,200	$0.15	$0.15
Second quarter	25,893,000	18,394,600	318,500	0.08	0.08
Third quarter	30,697,600	22,369,500	1,274,200	0.31	0.31
Fourth quarter	27,253,300	21,140,100	648,000	0.16	0.16
Total year	$106,628,100	$78,014,600	$2,860,900	$0.70	$0.70

12.	BUSINESS SEGMENTS

We have two reportable segments, Publishing and UBAM, which are business units that offer different methods of distribution to different types of customers.  They are managed separately based on the fundamental differences in their operations.

·
Publishing markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty retailers and an internal tele-sales group.

·	UBAM markets its products through a network of independent sales consultants using a combination of home shows, internet shows, and book fairs.

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

Information by industry segment for the years ended February 28, 2018 and 2017 is set forth below:

NET REVENUES

	2018	2017
Publishing	$8,267,500	$9,007,500
UBAM	103,698,600	97,620,600
Total	$111,966,100	$106,628,100

EARNINGS (LOSS) BEFORE INCOME TAXES

	2018	2017
Publishing	$1,763,200	$2,566,400
UBAM	19,428,600	15,376,000
Other	(13,359,100)	(13,330,300)
Total	$7,832,700	$4,612,100

13.	STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to purchase up to an additional 500,000 shares of our common stock under the plan initiated in 1998.  This plan has no expiration date.  During fiscal year 2018, we purchased 6,525 shares of common stock at an average price of $9.73 per share totaling approximately $63,500.  The maximum number of shares that may be repurchased in the future is 296,604.

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 and $4,882,900 at February 28, 2018 and 2017, respectively.  The estimated fair value of our term notes payable is estimated by management to approximate $19,454,500 and $20,130,100 at February 28, 2018 and 2017, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.     SUBSEQUENT EVENTS

On May 25, 2018, the Board of Directors of EDC approved a $.10 dividend that will be paid to shareholders of record on Monday, June 4, 2018.