Form 10-Q
period 2018-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2018-07-16
CIK 31667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018
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

As of July 9, 2018, there were 4,093,481 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 28, 2018 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2018	February 28, 2018
CURRENT ASSETS:
Cash and cash equivalents	$4,430,900	$2,723,300
Accounts receivable, less allowance for doubtful accounts $347,200 (May 31) and $297,100 (February 28)	2,772,300	2,913,700
Inventories—Net	27,715,700	26,618,600
Prepaid expenses and other assets	959,200	1,259,000
Total current assets	35,878,100	33,514,600

INVENTORIES—Net	490,300	435,900

PROPERTY, PLANT AND EQUIPMENT—Net	27,705,600	27,860,500

OTHER ASSETS	26,900	26,900

TOTAL ASSETS	$64,100,900	$61,837,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,229,500	$12,469,000
Deferred revenues	442,400	693,000
Current maturities of long-term debt	891,100	881,200
Accrued salaries and commissions	1,910,800	2,007,900
Income taxes payable	2,285,200	1,798,800
Dividends payable	409,000	-
Other current liabilities	3,132,800	3,517,900
Total current liabilities	22,300,800	21,367,800

LONG-TERM DEBT—Net of current maturities	19,563,900	19,825,100
DEFERRED INCOME TAXES—Net	325,000	136,900
OTHER LONG-TERM LIABILITIES	106,000	106,000
Total liabilities	42,295,700	41,435,800

COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 8,000,000 shares; Issued 6,046,040 (May 31 and February 28) shares; Outstanding 4,090,034 (May 31) and 4,089,806 (February 28) shares	1,209,200	1,209,200
Capital in excess of par value	8,573,300	8,573,300
Retained earnings	22,940,100	21,532,500
	32,722,600	31,315,000
Less treasury stock, at cost	(10,917,400)	(10,912,900)
Total shareholders’ equity	21,805,200	20,402,100
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,100,900	$61,837,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,
	2018	2017
GROSS SALES	$39,074,800	$34,511,100
Less discounts and allowances	(11,901,400)	(10,270,500)
Transportation revenue	2,848,900	2,700,600
NET REVENUES	30,022,300	26,941,200
COST OF GOODS SOLD	9,669,700	8,598,800
Gross margin	20,352,600	18,342,400

OPERATING EXPENSES:
Operating and selling	4,752,200	4,226,800
Sales commissions	9,373,100	8,509,200
General and administrative	3,892,500	3,713,900
Total operating expenses	18,017,800	16,449,900

INTEREST EXPENSE	213,400	281,500
OTHER INCOME	(374,400)	(371,200)

EARNINGS BEFORE INCOME TAXES	2,495,800	1,982,200

INCOME TAXES	679,200	756,900
NET EARNINGS	$1,816,600	$1,225,300

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.44	$0.30
Diluted	$0.44	$0.30

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	4,088,595	4,090,143
Diluted	4,092,504	4,093,878
Dividends declared per share	$0.10	$0.00

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2018

	Common Stock
	(par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders’
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity
BALANCE—February 28, 2018	6,046,040	$1,209,200	$8,573,300	$21,532,500	1,956,234	$(10,912,900)	$20,402,100
Purchases of treasury stock	-	-	-	-	1,423	(29,600)	(29,600)
Sales of treasury stock	-	-	-	-	(1,651)	25,100	25,100
Dividends declared ($0.10/share)	-	-	-	(409,000)	-	-	(409,000)
Net earnings	-	-	-	1,816,600	-	-	1,816,600
BALANCE— May 31, 2018	6,046,040	$1,209,200	$8,573,300	$22,940,100	1,956,006	$(10,917,400)	$21,805,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,816,600	$1,225,300
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	352,800	293,300
Deferred income taxes, net	188,100	54,500
Provision for doubtful accounts	85,000	90,300
Provision for inventory valuation allowance	92,100	205,600
Changes in assets and liabilities:
Accounts receivable	56,400	(395,000)
Inventories, net	(1,243,600)	4,389,100
Prepaid expenses and other assets	299,800	(3,400)
Accounts payable	1,366,700	(7,133,900)
Accrued salaries and commissions, and other liabilities	(482,200)	355,200
Deferred revenues	(250,600)	(86,100)
Income tax payable	486,400	663,100
Total adjustments	950,900	(1,567,300)
Net cash provided by (used in) operating activities	2,767,500	(342,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(804,100)	(236,800)
Net cash used in investing activities	(804,100)	(236,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(251,300)	(219,000)
Cash received from sale of treasury stock	25,100	9,000
Cash used to purchase treasury stock	(29,600)	-
Net borrowings under line of credit	-	677,400
Net cash provided by (used in) financing activities	(255,800)	467,400
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,707,600	(111,400)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	2,723,300	699,200
CASH AND CASH EQUIVALENTS—END OF PERIOD	$4,430,900	$587,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$229,300	$275,200
Cash paid for income taxes (net of refunds)	$(6,100)	$-

NON-CASH TRANSACTIONS:
Accrued capital expenditures	$33,300	$-

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2018 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2018 condensed balance sheets, condensed statement of earnings and consolidated statement of cash flows to conform to the classifications used in fiscal 2019.  These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2018 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us.

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” (Topic 606) which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of March 1, 2018, using the full retrospective method applied to all contracts. Results for all reporting periods are presented under Topic 606.  As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its hostess awards program from reporting the net cost of these awards in operating and selling expenses to allocating a portion of the transaction price to the material right and reporting these in gross sales and discounts with the associated costs in cost of goods sold.  The new reporting of these awards increases gross sales and increases discounts and allowances for a similar amount, having an immaterial effect on net revenues and no effect on net earnings or retained earnings, but lowering the Company’s gross margin percentage.  The Company has also removed the allowance for sales returns from the net accounts receivable amount reported on the balance sheet.  The allowance for sales returns has been adjusted to reflect a refund liability and a return asset. The cumulative impact of adoption of the new revenue recognition standard had a $0 impact to net earnings and retained earnings (See Note 11).

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

In August 2016, FASB issued ASU No. 2016-15 “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The guidance’s objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standards required date of adoption is effective for fiscal years beginning after December 15, 2017.  This standard was adopted as of March 1, 2018. Adoption of this new standard did not have a material impact on our financial statements.

In May 2017, FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The new standard is required to be applied prospectively. The guidance was effective March 1, 2018, and the adoption of this ASU did not have a material impact on our financial statements.

Note 2 – INVENTORIES

Inventories consist of the following:

	2018
	May 31,	February 28,
Current:
Book inventory	$28,177,200	$27,078,600
Inventory valuation allowance	(461,500)	(460,000)
Inventories net–current	$27,715,700	$26,618,600

Noncurrent:
Book inventory	$838,800	$707,700
Inventory valuation allowance	(348,500)	(271,800)
Inventories net–noncurrent	$490,300	$435,900

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”).  Purchases from this company were approximately $7.6 million and $1.9 million for the three months ended May 31, 2018 and 2017, respectively.  Total inventory purchases from all suppliers were $11.0 million and $5.4 million for the three months ended May 31, 2018 and 2017, respectively.

Note 3 – DEBT

Debt consists of the following:

	2018
	May 31,	February 28,

Line of credit	$-	$-

Long-term debt	$20,455,000	$20,706,300
Less current maturities	(891,100)	(881,200)
Long-term debt, net of current maturities	$19,563,900	$19,825,100

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (5.03% at May 31, 2018).  Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (5.03% at May 31, 2018).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through June 15, 2018 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (5.03% at May 31, 2018).

The President and Chief Executive Officer and his wife have executed a Guaranty Agreement obligating them to repay $3,680,000 of any unpaid amount of Term Loan #1, unpaid accrued interest thereon, and any recourse amounts as defined in the Continuing Guaranty Agreement (See Note 12).

The Tranche B, the line of credit and the Term Loan #2 accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA Ratio, which is payable monthly.  The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>3.00	350.50
II	>2.50 but <3.00	337.50
III	>2.00 but <2.50	325.00
IV	<2.00	312.50

EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had no borrowings outstanding on our revolving credit agreement at May 31, 2018 and February 28, 2018.  Available credit under the revolving credit agreement was $10,448,800 and $9,424,000 at May 31, 2018 and at February 28, 2018, respectively.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than June 15, 2018 (see Note 12), and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended May 31, 2018, we had no letters of credit outstanding.

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

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2019	$735,800
2020	926,300
2021	968,100
2022	1,016,800
2023	1,065,300
Thereafter	15,742,700
$20,455,000

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended May 31,
	2018	2017
Earnings Per Share:
Net earnings applicable to common shareholders	$1,816,600	$1,225,300

Shares:
Weighted average shares outstanding–basic	4,088,595	4,090,143
Assumed exercise of options	3,909	3,735

Weighted average shares outstanding–diluted	4,092,504	4,093,878

Diluted Earnings Per Share:
Basic	$0.44	$0.30
Diluted	$0.44	$0.30

Note 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at date of grant and recognized as compensation expense over the vesting period.  No such transactions occurred in the three months ended May 31, 2018 and 2017.  All options outstanding at May 31, 2018 expire in December 2019.

Note 6 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $4,399,000 and $3,852,300 for the three months ended May 31, 2018 and 2017, respectively.

Note 7 – COMMITMENTS

In connection with the purchase of our 400,000 square-foot facility on 40-acres, in 2015, we entered in to a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility.  The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition was estimated at $10,159,000, which was also the carrying cost as of May 31, 2018.

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

At May 31, 2018, we had outstanding purchase commitments for inventory totaling approximately $18,398,300 which will be due during fiscal year 2019.  Of these commitments, $13,298,100 were with Usborne, $4,873,900 with various Kane Miller publishers and the remaining $226,300 with other suppliers.

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

Information by reporting segment for the three-month period ended May 31, 2018 and 2017, follows:

NET REVENUES

	2018	2017
Publishing	$2,306,200	$2,122,100
UBAM	27,716,100	24,819,100
Total	$30,022,300	$26,941,200

EARNINGS (LOSS) BEFORE INCOME TAXES

	2018	2017
Publishing	$506,300	$569,100
UBAM	5,099,000	4,379,500
Other	(3,109,500)	(2,966,400)
Total	$2,495,800	$1,982,200

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 at May 31, 2018 and February 28, 2018.  The estimated fair value of our term notes payable is estimated by management to approximate $19,294,100 and $19,454,500 at May 31, 2018 and February 28, 2018, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

As of the end of our first quarter, we had received approximately $442,400 in payments for sales orders which were shipped out subsequent to the quarter end.  As of May 31, 2018, these prepaid sales orders are included in deferred revenues on the condensed balance sheet.

Note 11 – REVENUE RECOGNITION

Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as single performance obligation to deliver tangible goods.  Substantially all of our books are sold to end consumers and publishing retail outlets.  Accordingly, revenues are recognized at shipping point, which is the point in time the customer obtains control of the products. Shipping and handling fees are recorded as operating and selling expenses as fulfillment costs when the product is shipped and revenue is recognized.  The Company estimates product returns based on historical return rates.  The majority of the Company's contracts have a single performance obligation and are short term in nature. Sales taxes, that are collected from customers and remitted to governmental authorities, are accounted for on a net basis and therefore are excluded from net sales.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On March 1, 2018, the Company adopted Topic 606, as prescribed by the FASB, using the full retrospective method. Results for all reporting periods are presented under Topic 606.

There was no change to net earnings or retained earnings due to the adoption of Topic 606, with the impact primarily related to the recording of our hostess award program in gross sales and discounts and allowances, as opposed to recording the net costs in operating and selling expenses.

Disaggregation of Revenue

Please refer to Note 8 – Business Segments for revenue by segment.

Arrangements with Multiple Performance Obligations

Certain contracts associated with the hostess awards program include sales incentives, such as discounted or free products.  These incentives provide a separate performance obligation in the contract and material right to the customer.  The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right.  As our sales incentives are delivered with the associated products ordered, there is no deferral required.  Revenue allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our condensed statement of earnings.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred.  These costs are recorded within operating expenses.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Impact on Financial Statements

As a result of applying Topic 606, the impact to the Company’s condensed consolidated balance sheet as of February 28, 2018 was as follows:

	As Reported	Adjustments	Without Adoption
ASSETS
Accounts receivable—Net	$2,913,700	$(99,900)	$2,813,800
Inventories—Net	26,618,600	(100)	26,618,500
Prepaid expenses and other assets	1,259,000	(117,000)	1,142,000
Total current assets	33,514,600	(217,000)	33,297,600

TOTAL ASSETS	61,837,900	(217,000)	61,620,900

LIABILITIES
Other current liabilities	3,517,900	(217,000)	3,300,900
Total liabilities	41,435,800	(217,000)	41,218,800

As a result of applying Topic 606, the impact to the Company’s condensed statement of earnings for the three months ended May 31, 2017 was as follows:

	As Reported	Adjustments	Without Adoption
GROSS SALES	$34,511,100	$(3,337,200)	$31,173,900
Less discounts and allowances	(10,270,500)	3,326,800	(6,943,700)
Transportation revenue	2,700,600	-	2,700,600
NET REVENUES	26,941,200	(10,400)	26,930,800
COST OF GOODS SOLD	8,598,800	(1,174,000)	7,424,800
Gross margin	18,342,400	1,163,600	19,506,000

OPERATING EXPENSES:
Operating and selling	4,226,800	1,165,600	5,392,400
Sales commissions	8,509,200	-	8,509,200
General and administrative	3,713,900	-	3,713,900
Total operating expenses	16,449,900	1,165,600	17,615,500

INTEREST EXPENSE	281,500	-	281,500
OTHER INCOME	(371,200)	(2,000)	(373,200)

EARNINGS BEFORE INCOME TAXES	1,982,200	-	1,982,200

INCOME TAXES	756,900	-	756,900
NET EARNINGS	$1,225,300	$-	$1,225,300

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the three months ended May 31, 2017 was as follows:

UBAM

	As Reported	Adjustments	Without Adoption
GROSS SALES	$29,986,300	$(3,337,900)	$26,648,400
Less discounts and allowances	(7,860,700)	3,327,500	(4,533,200)
Transportation revenue	2,693,500	-	2,693,500
NET REVENUES	24,819,100	(10,400)	24,808,700
COST OF GOODS SOLD	7,473,700	(1,174,000)	6,299,700
Gross margin	17,345,400	1,163,600	18,509,000

OPERATING EXPENSES:
Operating and selling	3,165,200	1,164,900	4,330,100
Sales commissions	8,423,700		8,423,700
General and administrative	1,377,000		1,377,000
Total operating expenses	12,965,900	1,164,900	14,130,800
OPERATING INCOME	$4,379,500	$(1,300)	$4,378,200

Publishing

	As Reported	Adjustments	Without Adoption
GROSS SALES	$4,524,800	$700	$4,525,500
Less discounts and allowances	(2,409,800)	(700)	(2,410,500)
Transportation revenue	7,100	-	7,100
NET REVENUES	2,122,100	-	2,122,100
COST OF GOODS SOLD	1,125,100	-	1,125,100
Gross margin	997,000	-	997,000

OPERATING EXPENSES:
Operating and selling	244,900	-	244,900
Sales commissions	83,500	-	83,500
General and administrative	99,500	-	99,500
Total operating expenses	427,900	-	427,900
OPERATING INCOME	$569,100	$-	$569,100

Note 12 – SUBSEQUENT EVENTS

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank related to our Loan Agreement dated as of March 10, 2016, as amended.  The Amendment modifies the Loan Agreement, extending the termination date until August 15, 2019, reduces the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, establishes a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity, releases the Guaranty Agreement of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also includes an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, number of our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and  capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2018 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

The following table shows our condensed statements of earnings data:

	For the Three Months Ended May 31,
	2018	2017
Net revenues	$30,022,300	$26,941,200
Cost of goods sold	9,669,700	8,598,800
Gross margin	20,352,600	18,342,400

Operating expenses:
Operating and selling	4,752,200	4,226,800
Sales commissions	9,373,100	8,509,200
General and administrative	3,892,500	3,713,900
Total operating expenses	18,017,800	16,449,900

Other (income) expense
Interest expense	213,400	281,500
Other income	(374,400)	(371,200)
Earnings before income taxes	2,495,800	1,982,200

Income taxes	679,200	756,900
Net earnings	$1,816,600	$1,225,300

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Total operating expenses not associated with a reporting segment remained consistent totaling $3,270,500 for the three-month period ending May 31, 2018, compared to $3,056,100 for the same quarterly period a year ago.  Operating expenses increased primarily associated with additional warehouse labor associated with increased sales.

Interest expense decreased $68,100 to $213,400 for the three months ended May 31, 2018, from $281,500 for the same quarterly period a year ago.  Interest expense decreased primarily as a result of $0 in borrowings against the line of credit in the first quarter of fiscal 2019 as compared to $5.6 million in the first quarter of fiscal 2018.

Income taxes decreased $77,700 to $679,200 for the three months ended May 31, 2018, from $756,900 for the same quarterly period a year ago.  Our effective tax rate was 27.2% for the quarter ended May 31, 2018, and 38.2% for the quarter ended May 31, 2017.  These rates are higher than the federal statutory rate due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2018

The following table summarizes the operating results of the UBAM segment for the three months ended May 31, 2018 and 2017:

	For the Three Months Ended May 31,
	2018	2017
Gross sales	$34,158,600	$29,986,300
Less discounts and allowances	(9,283,800)	(7,860,700)
Transportation revenue	2,841,300	2,693,500
Net revenues	27,716,100	24,819,100

Cost of goods sold	8,424,500	7,473,700
Gross margin	19,291,600	17,345,400

Operating expenses
Operating and selling	3,949,300	3,165,200
Sales commissions	9,286,800	8,423,700
General and administrative	956,500	1,377,000
Total operating expenses	14,192,600	12,965,900

Operating income	$5,099,000	$4,379,500

Average number of active consultants	35,100	25,600

Net revenues increased $2,897,000, or 11.7%, during the three-month period ending May 31, 2018, when compared with the same quarter a year ago.  The sales increase primarily resulted from an increase in the number of active consultants.  The average number of active sales consultants increased 9,500, or 37.1% from 25,600 in the first quarter of fiscal year 2018 to 35,100 in the first quarter of fiscal 2019.  Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

Gross margin increased $1,946,200, or 11.2%, during the three-month period ending May 31, 2018, when compared to the same quarter a year ago, due primarily to an increase in sales.  Gross margin, as a percentage of net revenues, remained consistent at 69.6% for the three-month period ending May 31, 2018 when compared to 69.9% the same period a year ago.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses.  Operating and selling expenses primarily consists of freight expenses and materials and supplies.  Sales commissions include amounts paid to consultants for new sales and promotions.  These operating expenses are directly tied to the sales volumes of the UBAM segment.  General and administrative expenses include payroll, travel and entertainment expenses, outside services, inventory reserves and other expenses directly associated with the UBAM segment.  Operating expenses increased 1,226,700, or 9.5%, during the three-month period ending May 31, 2018, when compared with the same quarter a year ago, due primarily to the growth in sales.

Operating income of the UBAM segment increased $719,500, or 16.4%, during the three-month period ending May 31, 2018, when compared to the same quarter a year ago, due primarily to growth in sales.

Publishing Operating Results for the Three Months Ended May 31, 2018

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2018 and 2017:

	For the Three Months Ended May 31,
	2018	2017
Gross sales	$4,916,200	$4,524,800
Less discounts and allowances	(2,617,600)	(2,409,800)
Transportation revenue	7,600	7,100
Net revenues	2,306,200	2,122,100

Cost of goods sold	1,245,200	1,125,100
Gross margin	1,061,000	997,000

Total operating expenses	554,700	427,900

Operating income	$506,300	$569,100

Our Publishing division’s net revenues increased $184,100, or 8.7%, to $2,306,200 for the three months ended May 31, 2018, when compared to net revenues of $2,122,100 reported for the three months ended May 31, 2017. This increase is primarily related to an increase in orders from our smaller customers.

Gross margin increased $64,000, or 6.4%, to $1,061,000 for the three months ended May 31, 2018, when compared to gross margin of $997,000 reported for the three months ended May 31, 2017. This increase is primarily related to the growth in sales.

Total operating expenses and operating income of the Publishing segment remained consistent between the two periods.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We typically fund our operations from the cash we generate.  We also use available cash primarily to pay down outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.  We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs when necessary. Our revolving bank credit facility loan balance was $0 with $10,448,800 in available capacity at May 31, 2018.

During the first quarter of fiscal 2019, we experienced cash inflow from our operations of $2,767,500.  Cash flows resulted from the following items:

•	net earnings of $1,816,600,
•	depreciation expense of $352,800,
•	an increase in the provision for inventory valuation allowance of $92,100,
•	a decrease in accounts receivable of $56,400,
•	an increase in deferred income tax liability of $188,100,
•	an increase in accounts payable of $1,366,700,
•	a decrease in prepaid expenses and other assets of $299,800,
•	an increase in net income tax payable of $486,400, and
•	an increase in the provision for doubtful accounts $85,000.

Offset by:

•	an increase in inventories of $1,243,600,
•	a decrease in accrued salaries and commissions, and other liabilities of $482,200, and
•	a decrease in deferred revenue of $250,600.

Cash used in investing activities was $804,100 for capital expenditures, which was primarily comprised of improvements to our warehouse picking and inventory management systems and various other improvements to the warehouse and facility.

Cash used in financing activities was $255,800, which was primarily comprised of payments on long-term debt of $251,300 and $4,500 net cash used in treasury stock transactions.

During fiscal year 2019, we continue to expect our cash from operations, along with our expanded line of credit with our Bank, will provide us the ability to meet our liquidity requirements.  Cash generated from operations will be used to increase inventory in anticipation of continued sales growth, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

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

Effective, June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extended the termination date of the Loan Agreement to June 15, 2018.  The Fifth Amendment also modified the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company used to cover the cost of the fiscal 2018 capital improvements to increase our daily shipping capacity.  The Advancing Term loan accrued interest between June 15, 2017 and December 1, 2017, at which time the balance was converted to a term loan and set to amortize over a thirty-six-month period. The Advancing Term Loan was repaid early, without penalty, in February 2018.

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

Subsequent to quarter end, on June 15, 2018, we signed an Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings, established a new $3.0 million advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal Guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA Ratio for covenant compliance.

We had no borrowings outstanding on our revolving credit agreement at May 31, 2018 and $5.6 million in borrowings at May 31, 2017.  Available credit under the revolving credit agreement was $10,448,800 at May 31, 2018.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (5.03% at May 31, 2018).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the three months ended May 31, 2018, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, compensation, salaries, investments, capital expenditures, and leasing transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year Ending February 28 (29)

2019	$735,800
2020	926,300
2021	968,100
2022	1,016,800
2023	1,065,300
Thereafter	15,742,700
Total Maturities	$20,455,000

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. The UBAM segment’s sales are typically paid at the time the product is ordered.  These sales accounted for 92.3% of net revenues for the three-month period ended May 31, 2018, and 92.1% for the three-month period ended May 31, 2017.  Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recognized when the product is shipped.

Estimated allowances for sales returns, which reduce net sales and costs of goods sold, are recorded as sales are recognized and recorded.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily from retail stores.  These returns primarily result from damage that occurs in the stores, not in shipping to the stores.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated sales returns of approximately $217,000 as of May 31, 2018, and February 28, 2018, which is included in other current liabilities on the Company’s balance sheet as of May 31, 2018 and 2017, respectively.  In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned.  The estimated value of returned products of $100,000 is included in other current assets on the Company’s balance sheet as of May 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. Management has estimated and included an allowance for doubtful accounts of $347,200 at May 31, 2018, and $297,100 at February 28, 2018.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale, depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a three to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $838,800 and $707,700 at May 31, 2018 and February 28, 2018, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 11% of our active consultants maintained consignment inventory at May 31, 2018 and February 28, 2018.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,372,900 and $1,270,700 at May 31, 2018 and February 28, 2018, respectively.  Inventory related to inactive consultants amounted to $288,500 and $278,500 as of May 31, 2018 and February 28, 2018, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active and inactive consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory as well as consignment inventory held by active and inactive consultants of  $810,000 and $731,800 as of May 31, 2018 and February 28, 2018, respectively.

Our principal supplier, Usborne, generally requires a minimum reorder of 6,500 or more of a title in order to get a solo print run.  Smaller orders  require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We place our initial order or re-orders based upon this analysis.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2018. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan

March 1 - 31, 2018	1,410	$20.85	0	295,194
April 1 - 30, 2018	0	N/A	0	295,194
May 1 - 31, 2018	13	$25.15	0	295,181
Total	1,423	$20.89	0

(1)	In April 2008, the Board of Directors authorized us to purchase up to 500,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.

We announced no sales or repurchases of our common stock during the three months ended May 31, 2018.  Throughout the quarter we made several small purchases of shares from employees electing to withdraw from our 401(k) plan.  The ability to repurchase shares was also subject to certain restrictions outlined in the fourth amendment to our Loan Agreement with our primary lender.

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

EDUCATIONAL DEVELOPMENT CORPORATION
(Registrant)

Date:  July 16, 2018                                                By     /s/ Randall W. White
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