Form 10-Q
period 2018-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2018-10-15
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 10, 2018, there were 8,195,598 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
ASSETS	2018	2018
CURRENT ASSETS
Cash and cash equivalents	$833,000	$2,723,300
Accounts receivable, less allowance for doubtful accounts $254,800 (August 31) and $297,100 (February 28)	3,161,300	2,913,700
Inventories - Net	33,515,300	26,618,600
Prepaid expenses and other assets	1,294,800	1,259,000
Total current assets	38,804,400	33,514,600

INVENTORIES - Net	579,300	435,900

PROPERTY, PLANT AND EQUIPMENT - Net	27,835,200	27,860,500

OTHER ASSETS	26,900	26,900

TOTAL ASSETS	$67,245,800	$61,837,900

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,596,900	$12,469,000
Line of credit	2,598,700	-
Deferred revenues	458,200	693,000
Current maturities of long-term debt	895,500	881,200
Accrued salaries and commissions	1,877,300	2,007,900
Income taxes payable	1,166,400	1,798,800
Other current liabilities	2,369,100	3,517,900
Total current liabilities	23,962,100	21,367,800

LONG-TERM DEBT - Net of current maturities	19,343,600	19,825,100
DEFERRED INCOME TAXES - Net	388,000	136,900
OTHER LONG-TERM LIABILITIES	109,000	106,000
Total liabilities	43,802,700	41,435,800

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,092,080 (August 31 and February 28) shares; Outstanding 8,189,702 (August 31) and 8,179,612 (February 28) shares	2,418,400	2,418,400
Capital in excess of par value	8,643,300	8,573,300
Retained earnings	23,612,800	20,714,500
	34,674,500	31,706,200
Less treasury stock, at cost	(11,231,400)	(11,304,100)
Total shareholders' equity	23,443,100	20,402,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$67,245,800	$61,837,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
GROSS SALES	$33,013,600	$30,500,600	$72,088,400	$65,011,700
Less discounts and allowances	(10,444,700)	(8,797,300)	(22,346,100)	(19,067,800)
Transportation revenue	2,112,100	2,483,600	4,961,000	5,184,200
NET REVENUES	24,681,000	24,186,900	54,703,300	51,128,100
COST OF GOODS SOLD	8,462,700	7,650,300	18,132,400	16,249,100
Gross margin	16,218,300	16,536,600	36,570,900	34,879,000

OPERATING EXPENSE:
Operating and selling	3,261,600	3,336,300	8,013,800	7,563,100
Sales commissions	7,313,000	7,739,700	16,686,100	16,248,900
General and administrative	3,738,400	3,910,500	7,630,900	7,624,400
Total operating expenses	14,313,000	14,986,500	32,330,800	31,436,400

INTEREST EXPENSE	270,000	294,700	483,400	576,200
OTHER INCOME	(400,300)	(427,300)	(774,700)	(798,500)

EARNINGS BEFORE INCOME TAXES	2,035,600	1,682,700	4,531,400	3,664,900

INCOME TAXES	544,900	645,800	1,224,100	1,402,700
NET EARNINGS	$1,490,700	$1,036,900	$3,307,300	$2,262,200

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.18	$0.13	$0.40	$0.28
Diluted	$0.18	$0.13	$0.40	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,185,419	8,171,296	8,181,305	8,175,791
Diluted	8,192,833	8,181,258	8,188,920	8,184,507
Dividends per share	$-	$-	$0.05	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2018

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100
Purchase of treasury stock	-	-	-	-	2,846	(29,600)	(29,600)
Sales of treasury stock	-	-	-	-	(12,936)	102,300	102,300
Dividends paid ($0.05/share)	-	-	-	(409,000)	-	-	(409,000)
Share-based compensation expense (see Note 5)	-	-	70,000	-	-	-	70,000
Net earnings	-	-	-	3,307,300	-	-	3,307,300
BALANCE - August 31, 2018	12,092,080	$2,418,400	$8,643,300	$23,612,800	3,902,378	$(11,231,400)	$23,443,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,307,300	$2,262,200
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	717,600	585,500
Deferred income taxes, net	251,100	206,200
Provision for doubtful accounts	17,200	(114,000)
Provision for inventory valuation allowance	176,300	198,700
Share-based compensation expense	70,000	-
Changes in assets and liabilities:
Accounts receivable	(264,800)	33,200
Inventories, net	(7,216,400)	4,812,800
Prepaid expenses and other assets	(35,800)	(318,800)
Accounts payable	2,767,400	(8,800,400)
Accrued salaries and commissions, and other liabilities	(1,276,400)	267,200
Deferred revenues	(234,800)	14,000
Income tax payable	(632,400)	(103,500)
Total adjustments	(5,661,000)	(3,219,100)
Net cash used in operating activities	(2,353,700)	(956,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,331,800)	(1,227,500)
Net cash used in investing activities	(1,331,800)	(1,227,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(467,200)	(430,500)
Proceeds from long-term debt	-	1,019,100
Cash received from sale of treasury stock	102,300	18,600
Cash used to purchase treasury stock	(29,600)	(55,600)
Net borrowings under line of credit	2,598,700	1,366,000
Dividends paid	(409,000)	-
Net cash provided by financing activities	1,795,200	1,917,600
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,890,300)	(266,800)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,723,300	699,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$833,000	$432,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$454,800	$558,900
Cash paid for income taxes	$1,596,100	$1,162,300

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

On July 24, 2018, our Board of Directors authorized a two-for-one stock split in the form of a stock dividend. The stock dividend was distributed on August 22, 2018 to shareholders of record as of August 14, 2018. All share-based data, including the number of shares outstanding and per share amounts, have been retroactively adjusted to reflect the stock split for all periods presented.

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

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” (Topic 606) which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of March 1, 2018, using the full retrospective method applied to all contracts. Results for all reporting periods are presented under Topic 606. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its hostess awards program from reporting the net cost of these awards in operating and selling expenses to allocating a portion of the transaction price to the material right and reporting these in gross sales and discounts with the associated costs in cost of goods sold. The new reporting of these awards increases gross sales and increases discounts and allowances for a similar amount, having an immaterial effect on net revenues and no effect on net earnings or retained earnings, but lowering the Company’s gross margin percentage. The Company has also removed the allowance for sales returns from the net accounts receivable amount reported on the balance sheet. The allowance for sales returns has been adjusted to reflect a refund liability and a return asset. The cumulative impact of adoption of the new revenue recognition standard had no impact on net earnings and retained earnings (See Note 11).

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

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses”, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2020. We anticipate this ASU to have minimal impact on our financial statements.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	2018
	August 31,	February 28,
Current:
Book inventory	$33,818,600	$27,078,600
Inventory valuation allowance	(303,300)	(460,000)
Inventories net – current	$33,515,300	$26,618,600

Noncurrent:
Book inventory	$943,700	$707,700
Inventory valuation allowance	(364,400)	(271,800)
Inventories net – noncurrent	$579,300	$435,900

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $7.9 million and $9.4 million for the three months ended August 31, 2018 and 2017, respectively. Total inventory purchases from all suppliers were $10.6 million and $11.3 million for the three months ended August 31, 2018 and 2017, respectively.

Purchases from Usborne were approximately $15.5 million and $11.3 million for the six months ended August 31, 2018 and 2017, respectively. Total inventory purchases from all suppliers were $21.6 million and $16.6 million for the six months ended August 31, 2018 and 2017, respectively.

Note 3 – DEBT

Debt consists of the following:

	2018
	August 31,	February 28,

Line of credit	$2,598,700	$-

Long-term debt	$20,239,100	$20,706,300
Less current maturities	(895,500)	(881,200)
Long-term debt, net of current maturities	$19,343,600	$19,825,100

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.58% at August 31, 2018). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.58% at August 31, 2018).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2019 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.58% at August 31, 2018).

The Tranche B, the line of credit and the Term Loan #2 accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA Ratio, which is payable monthly. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	325.00
II	>1.50 but <2.00	300.00
III	>1.00 but <1.50	275.00
IV	<1.00	250.00

EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses.

We had $2,598,700 and no borrowings outstanding on our revolving credit agreement at August 31, 2018 and February 28, 2018, respectively. Available credit under the revolving credit agreement was $8,867,700 and $9,424,000 at August 31, 2018 and at February 28, 2018, respectively.

On June 15, 2018 the Company executed the Eighth Amendment Loan Agreement with the Bank related to our Loan Agreement dated as of March 10, 2016. This Amendment established a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity. We had no borrowings outstanding on the advancing term loan at August 31, 2018.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2019, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended August 31, 2018, we had no letters of credit outstanding.

The Loan Agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibits mergers or consolidation, disallow additional debt, and limit the amount of compensation, salaries, investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and certain stock buyback transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),

2019	$434,200
2020	925,900
2021	967,700
2022	1,016,300
2023	1,064,900
Thereafter	15,830,100
Total	$20,239,100

Note 4 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options. In computing diluted EPS, we have utilized the treasury stock method. See Note 1 for additional information regarding the stock split that occurred in fiscal 2019.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Earnings per share:
Net earnings applicable to common shareholders	$1,490,700	$1,036,900	$3,307,300	$2,262,200
Shares:
Weighted average shares outstanding-basic	8,185,419	8,171,296	8,181,305	8,175,791
Assumed exercise of options	7,414	9,962	7,615	8,716

Weighted average shares outstanding-diluted	8,192,833	8,181,258	8,188,920	8,184,507

Diluted earnings per share:
Basic	$0.18	$0.13	$0.40	$0.28
Diluted	$0.18	$0.13	$0.40	$0.28

Note 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

The Company has outstanding stock options under the 2002 Employee Incentive Stock Option Plan totaling 10,000 shares. No options have been exercised in the three and six months ended August 31, 2018. All options outstanding at August 31, 2018 expire in December 2019.

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan establishes up to 600,000 shares of restricted stock which can be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 and 2021. Restricted shares granted under the 2019 LTI Plan “cliff vest” after five years.

The restricted share awards granted under the 2019 LTI Plan contain both service and performance conditions. The Company recognizes share compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date.

On July 24, 2018, the Company granted approximately 239,000 restricted shares under the 2019 LTI Plan with a grant-date fair value of $9.57 per share.  In addition, the Company authorized approximately 80,000 restricted shares under the 2019 LTI Plan in which the service-inception date was established resulting in the fair value of these awards being measured at $12.00 per share, the closing price of the Company's stock at August 31, 2018.  The grant date for these awards will be established when a mutual understanding of the key terms and conditions is reached between the Company and the employees. The remaining compensation expense of the above awards will be recognized ratably from the service inception date to the vesting date for this tranche which is approximately 54 months.  The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2019 LTI Plan and may result in the distribution of a number of shares that is greater or less than the number of restricted shares granted, as outlined in the terms of the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Compensation Expense	$70,000	$-	$70,000	$-

Note 6 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $3,259,900 and $3,121,500 for the three months ended August 31, 2018 and 2017, respectively. These costs were $7,658,900 and $6,871,200 for the six months ended August 31, 2018 and 2017, respectively.

Note 7 – COMMITMENTS

In connection with the 2015 purchase of our 400,000 square-foot facility on 40-acres, we entered in to a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition was estimated at $10,159,000, which was also the carrying cost as of August 31, 2018.

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

At August 31, 2018, we had outstanding purchase commitments for inventory totaling approximately $13,627,000 which will be due during fiscal year 2019. Of these commitments, $8,344,000 were with Usborne, $4,861,200 with various Kane Miller publishers and the remaining $421,800 with other suppliers.

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

The accounting policies of the segments are the same as those of the rest of the Company. We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net sales reduced by cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments but are listed in the “Other” row below. Corporate expenses include the executive department, accounting department, information services department, general office management and building facilities management. Our assets and liabilities are not allocated on a segment basis.

Information by reporting segment for the three and six-month periods ended August 31, 2018 and 2017, follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Publishing	$2,605,500	$1,977,000	$4,911,700	$4,099,100
UBAM	22,075,500	22,209,900	49,791,600	47,029,000
Total	$24,681,000	$24,186,900	$54,703,300	$51,128,100

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Publishing	$636,700	$388,300	$1,143,000	$957,400
UBAM	4,277,100	4,570,300	9,376,100	8,949,800
Other	(2,878,200)	(3,275,900)	(5,987,700)	(6,242,300)
Total	$2,035,600	$1,682,700	$4,531,400	$3,664,900

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $2,598,700 and $0 at August 31, 2018 and February 28, 2018, respectively. The estimated fair value of our term notes payable is estimated by management to approximate $19,492,300 and $19,454,500 at August 31, 2018 and February 28, 2018, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

As of the end of our second quarter, we had received approximately $458,200 in payments for sales orders which were shipped out subsequent to the quarter end. As of August 31, 2018, these prepaid sales orders are included in deferred revenues on the condensed balance sheet.

Note 11 – REVENUE RECOGNITION

Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers and publishing retail outlets. Accordingly, revenues are recognized at shipping point, which is the point in time the customer obtains control of the products. Shipping and handling fees are recorded as operating and selling expenses when the product is shipped and revenue is recognized. The Company estimates product returns based on historical return rates. The majority of the Company's contracts have a single performance obligation and are short term in nature. Sales taxes, that are collected from customers and remitted to governmental authorities, are accounted for on a net basis and therefore are excluded from net sales.

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

Impact on Financial Statements

As a result of applying Topic 606, the impact to the Company’s condensed consolidated balance sheet as of February 28, 2018 was as follows:

			Without
	As Reported	Adjustments	Adoption
ASSETS
Accounts receivable-Net	$2,913,700	$(99,900)	$2,813,800
Inventories-Net	26,618,600	(100)	26,618,500
Prepaid expenses and other assets	1,259,000	(117,000)	1,142,000
Total current assets	33,514,600	(217,000)	33,297,600

TOTAL ASSETS	61,837,900	(217,000)	61,620,900

LIABILITIES
Other current liabilities	3,517,900	(217,000)	3,300,900
Total liabilities	41,435,800	(217,000)	41,218,800

As a result of applying Topic 606, the impact to the Company’s condensed statement of earnings for the three months ended August 31, 2017 was as follows:

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$30,500,600	$(2,579,600)	$27,921,000
Less discounts and allowances	(8,797,300)	2,574,000	(6,223,300)
Transportation revenue	2,483,600	-	2,483,600
NET REVENUES	24,186,900	(5,600)	24,181,300
COST OF GOODS SOLD	7,650,300	(990,700)	6,659,600
Gross margin	16,536,600	985,100	17,521,700

OPERATING EXPENSE:
Operating and selling	3,336,300	983,900	4,320,200
Sales commissions	7,739,700	-	7,739,700
General and administrative	3,910,500	-	3,910,500
Total operating expenses	14,986,500	983,900	15,970,400

INTEREST EXPENSE	294,700	-	294,700
OTHER INCOME	(427,300)	1,200	(426,100)

EARNINGS BEFORE INCOME TAXES	1,682,700	-	1,682,700

INCOME TAXES	645,800	-	645,800
NET EARNINGS	$1,036,900	$-	$1,036,900

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the three months ended August 31, 2017 was as follows:

UBAM

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$26,312,700	$(2,579,600)	$23,733,100
Less discounts and allowances	(6,577,100)	2,574,000	(4,003,100)
Transportation revenue	2,474,300	-	2,474,300
NET REVENUES	22,209,900	(5,600)	22,204,300
COST OF GOODS SOLD	6,516,300	(990,700)	5,525,600
Gross margin	15,693,600	985,100	16,678,700

OPERATING EXPENSE:
Operating and selling	2,578,000	983,800	3,561,800
Sales commissions	7,664,100	-	7,664,100
General and administrative	881,200	-	881,200
Total operating expenses	11,123,300	983,800	12,107,100
OPERATING INCOME	$4,570,300	$1,300	$4,571,600

Publishing

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$4,187,900	$-	$4,187,900
Less discounts and allowances	(2,220,200)	-	(2,220,200)
Transportation revenue	9,300	-	9,300
NET REVENUES	1,977,000	-	1,977,000
COST OF GOODS SOLD	1,134,000	-	1,134,000
Gross margin	843,000	-	843,000

OPERATING EXPENSE:
Operating and selling	294,100	-	294,100
Sales commissions	75,600	-	75,600
General and administrative	85,000	-	85,000
Total operating expenses	454,700	-	454,700
OPERATING INCOME	$388,300	$-	$388,300

As a result of applying Topic 606, the impact to the Company’s condensed statement of earnings for the six months ended August 31, 2017 was as follows:

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$65,011,700	$(5,916,800)	$59,094,900
Less discounts and allowances	(19,067,800)	5,900,800	(13,167,000)
Transportation revenue	5,184,200	-	5,184,200
NET REVENUES	51,128,100	(16,000)	51,112,100
COST OF GOODS SOLD	16,249,100	(2,164,700)	14,084,400
Gross margin	34,879,000	2,148,700	37,027,700

OPERATING EXPENSE:
Operating and selling	7,563,100	2,149,500	9,712,600
Sales commissions	16,248,900	-	16,248,900
General and administrative	7,624,400	-	7,624,400
Total operating expenses	31,436,400	2,149,500	33,585,900

INTEREST EXPENSE	576,200	-	576,200
OTHER INCOME	(798,500)	(800)	(799,300)

EARNINGS BEFORE INCOME TAXES	3,664,900	-	3,664,900

INCOME TAXES	1,402,700	-	1,402,700
NET EARNINGS	$2,262,200	$-	$2,262,200

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the six months ended August 31, 2017 was as follows:

UBAM

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$56,299,000	$(5,917,500)	$50,381,500
Less discounts and allowances	(14,437,800)	5,901,500	(8,536,300)
Transportation revenue	5,167,800	-	5,167,800
NET REVENUES	47,029,000	(16,000)	47,013,000
COST OF GOODS SOLD	13,990,000	(2,164,700)	11,825,300
Gross margin	33,039,000	2,148,700	35,187,700

OPERATING EXPENSE:
Operating and selling	5,743,200	2,148,700	7,891,900
Sales commissions	16,087,800	-	16,087,800
General and administrative	2,258,200	-	2,258,200
Total operating expenses	24,089,200	2,148,700	26,237,900
OPERATING INCOME	$8,949,800	$-	$8,949,800

Publishing

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$8,712,700	$700	$8,713,400
Less discounts and allowances	(4,630,000)	(700)	(4,630,700)
Transportation revenue	16,400	-	16,400
NET REVENUES	4,099,100	-	4,099,100
COST OF GOODS SOLD	2,259,100	-	2,259,100
Gross margin	1,840,000	-	1,840,000

OPERATING EXPENSE:
Operating and selling	539,000	-	539,000
Sales commissions	161,100	-	161,100
General and administrative	182,500	-	182,500
Total operating expenses	882,600	-	882,600
OPERATING INCOME	$957,400	$-	$957,400

Note 12 – SUBSEQUENT EVENTS

In September 2018, our board of directors declared a distribution of $0.05 per share of common stock. This cash distribution was paid on September 26, 2018 to shareholders of record on September 17, 2018. The total cash distributions paid under this declaration was approximately $409,100.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net revenues	$24,681,000	$24,186,900	$54,703,300	$51,128,100
Cost of goods sold	8,462,700	7,650,300	18,132,400	16,249,100
Gross margin	16,218,300	16,536,600	36,570,900	34,879,000

Operating expense:
Operating and selling	3,261,600	3,336,300	8,013,800	7,563,100
Sales commissions	7,313,000	7,739,700	16,686,100	16,248,900
General and administrative	3,738,400	3,910,500	7,630,900	7,624,400
Total operating expenses	14,313,000	14,986,500	32,330,800	31,436,400

Other (income) expense
Interest expense	270,000	294,700	483,400	576,200
Other income	(400,300)	(427,300)	(774,700)	(798,500)
Earnings before income taxes	2,035,600	1,682,700	4,531,400	3,664,900

Income taxes	544,900	645,800	1,224,100	1,402,700
Net earnings	$1,490,700	$1,036,900	$3,307,300	$2,262,200

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2018

Total operating expenses not associated with a reporting segment decreased $0.4 million, or 11.8%, to $3.0 million for the three-month period ending August 31, 2018, compared to $3.4 million for the same quarterly period a year ago. Our operating expenses decreased from reduced payroll in our warehouse of approximately $0.2 million due to efficiencies from automation introduced during the last year offset by approximately $0.1 million of compensation associated with the new 2019 LTI Plan. Other operating expenses declined $0.3 million primarily due to $0.1 million of reduced property tax expense due to a state exemption received on our new facility, among other lesser changes.

Interest expense remained consistent at $0.3 million for the three months ended August 31, 2018, when compared to the same quarterly period a year ago. Interest expense decreased $0.1 million due to reduced borrowings on the line of credit of $2.6 million in the second quarter of fiscal 2019 as compared to $6.2 million in the second quarter of fiscal 2018. These reduced expenses were offset by increased interest expenses of $0.1 million on the Company’s other borrowings due to increases in the LIBOR based floating interest rates during the past year.

Income taxes decreased $0.1 million to $0.5 million for the three months ended August 31, 2018, from $0.6 million for the same quarterly period a year ago. Our effective tax rate was 26.8% for the quarter ended August 31, 2018, and 38.4% for the quarter ended August 31, 2017. The decrease in the tax rate resulted from our reduced federal tax rate included with the passage of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2018

Total operating expenses not associated with a reporting segment decreased $0.2 million, or 3.1%, to $6.3 million for the six-month period ending August 31, 2018, compared to $6.5 million for the same period a year ago. Payroll increased $0.1 million associated with the Company’s 2019 LTI Plan offset by reduced payroll in our warehouse of $0.2 million due to increase automation and $0.1 million in reduced property taxes due to a state exemption received on our new facility.

Interest expense decreased $0.1 million to $0.5 million for the six months ended August 31, 2018, from $0.6 million for the same period a year ago. Interest expense decreased primarily as a result of reduced borrowings against the line of credit in the first six months of fiscal 2019 as compared to the same period a year ago.

Income taxes decreased $0.2 million to $1.2 million for the six months ended August 31, 2018, from $1.4 million for the same period a year ago. Our effective tax rate was 27.0% for the six months ended August 31, 2018, and 38.3% for the six months ended August 31, 2017. The decrease in the tax rate resulted from our reduced federal tax rate included with the passage of the Tax Act. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2018

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Gross sales	$27,484,400	$26,312,700	$61,643,000	$56,299,000
Less discounts and allowances	(7,511,300)	(6,577,100)	(16,795,100)	(14,437,800)
Transportation revenue	2,102,400	2,474,300	4,943,700	5,167,800
Net revenue	22,075,500	22,209,900	49,791,600	47,029,000

Cost of goods sold	7,031,400	6,516,300	15,455,900	13,990,000
Gross margin	15,044,100	15,693,600	34,335,700	33,039,000

Operating expense:
Operating and selling	2,517,000	2,578,000	6,466,300	5,743,200
Sales commissions	7,220,600	7,664,100	16,507,400	16,087,800
General and administrative	1,029,400	881,200	1,985,900	2,258,200
Total operating expenses	10,767,000	11,123,300	24,959,600	24,089,200

Operating income	$4,277,100	$4,570,300	$9,376,100	$8,949,800

Average number of active consultants	32,800	29,700	34,000	28,600

UBAM Operating Results for the Three Months Ended August 31, 2018

UBAM gross sales increased $1.2 million, or 4.6%, to $27.5 million during the three months ended August 31, 2018, as compared to $26.3 million during the same period a year ago. The increase in gross sales resulted from an increase in orders due primarily to an increase in the number of our active consultants. The average number of active sales consultants increased 3,100, or 10.4%, to 32,800 in the second quarter of fiscal 2019 from 29,700 in the second quarter of fiscal year 2018. Our consultant growth is driven by our existing active consultants recruiting new consultants and retaining existing consultants.

The increase in gross sales was offset by an increase in discounts and allowances of $0.9 million, or 13.6%, to $7.5 million in the three months ended August 31, 2018, as compared to $6.6 million during the same period a year ago. Discounts and allowances increased as a result of increased gross sales and a change in the mix of order types between the periods. Discounts and allowances vary depending on the type of order, or order mix. Order types with higher discounts, such as book fairs, typically result in lower sales commissions for the consultant. As such, the order mix for the three-month period ending August 31, 2018 had higher discounts and allowances but lower sales commissions than the same period a year ago.

Transportation revenue decreased $0.4 million, or 16.0%, to $2.1 million during the three months ended August 31, 2018, as compared to $2.5 million for the same period last year. The decrease in transportation revenue is also directly related to the change in mix of order types. Orders with higher discounts, such as book fairs, offer free shipping which resulted in a decrease in shipping revenue between the periods.

Gross margin decreased $0.7 million, or 4.5%, during the three-month period ending August 31, 2018, when compared to the same quarter a year ago, due primarily to an increase in discounts and allowances and decrease in transportation revenue. Gross margin, as a percentage of net revenues, decreased 2.6% to 68.1% for the three-month period ending August 31, 2018 when compared to 70.7% the same period a year ago. The decrease in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter. This change in mix also resulted in less sales commissions during the quarter.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Operating expenses decreased $0.3 million, or 2.7%, to $10.8 million during the three-month period ending August 31, 2018, when compared to $11.1 million reported in the same quarter a year ago. The decrease in operating expenses was primarily due to a decrease in sales commissions partially offset by an increase in general and administrative expenses. The sales commissions decreased due to a change in the mix of order types between the periods. Our order types have different discounts and allowances, freight charges and sales commission percentages associated with them. General and administrative expenses increased $0.1 million, or 11.1%, to $1.0 million reported during the three months ended August 31, 2018, from $0.9 million reported in the same period last year. General and operating expenses increased as a result of an increase in monthly sales awards earned by consultants.

Operating income of the UBAM segment decreased $0.3 million, or 6.5%, to $4.3 million during the three-month period ending August 31, 2018 as compared to $4.6 million from the same period a year ago. The decrease in operating income was primarily due to a decrease in margins due to a change in mix of order types and an increase in general and administrative expenses.

UBAM Operating Results for the Six Months Ended August 31, 2018

UBAM gross sales increased $5.3 million, or 9.4%, to $61.6 million during the six-month period ending August 31, 2018, as compared to $56.3 million from the same period a year ago. The gross sales increase resulted from an increase in the number of active consultants. The average number of active sales consultants increased 5,400, or 18.9% to 34,000 in the fiscal year 2019 from 28,600 in the fiscal year 2018. Our consultant growth is driven by existing active consultants recruiting and retaining new consultants.

The increase in gross sales was partially offset by an increase in discounts and allowances of $2.4 million, or 16.7%, to $16.8 million in the six months ended August 31, 2018, as compared to $14.4 million during the same period a year ago.   Discounts and allowances increased as a result of increased gross sales and a change in the mix of order types between the periods.

Transportation revenue decreased $0.3 million, or 5.8%, to $4.9 million during the six months ended August 31, 2018, as compared to $5.2 million for the same period last year. The decrease in transportation revenue is also directly related to the change in mix of order types. Orders with higher discounts, such as book fairs, offer free shipping which resulted in a decrease in shipping revenue between the periods.

Gross margin increased $1.3 million, or 3.9%, to $34.3 million during the six-month period ending August 31, 2018, when compared to $33.0 million during the same period a year ago, due primarily to an increase in sales. Gross margin, as a percentage of net revenues, decreased to 69.0% for the six-month period ending August 31, 2018 when compared to 70.3% the same period a year ago. The decrease in gross margin as a percentage of net revenues was due to a change in the mix of order types between the periods.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating expenses increased $0.9 million, or 3.7%, to $25.0 million during the six-month period ending August 31, 2018, when compared to $24.1 million reported the same period a year ago. The increase in operating expenses was due to an increase in operating and selling expenses of $0.8 million primarily related to an increase in postage and freight related to higher sales. Sales commissions increased $0.4, or 2.5%, to $16.5 million reported during the six months ended August 31, 2018, from $16.1 million reported in the same period last year. Sales commissions increased primarily due to an increase to gross sales. Offsetting these increases was a decrease in general and administrative expenses of $0.3 million, or 13.0%, to $2.0 million reported during the six months ended August 31, 2018, from $2.3 million reported in the same period last year. General and operating expenses decreased primarily as a result of a reduction in merchant services fees associated with our online payment processing among other changes.

Operating income of the UBAM segment increased $0.5 million, or 5.6%, to $9.4 million during the six-month period ending August 31, 2018, when compared with $8.9 million from the same period a year ago. The increase in operating income was primarily due to increased gross sales.

Publishing Operating Results for the Three and Six Months Ended August 31, 2018

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Gross sales	$5,529,200	$4,187,900	$10,445,400	$8,712,700
Less discounts and allowances	(2,933,400)	(2,220,200)	(5,551,000)	(4,630,000)
Transportation revenue	9,700	9,300	17,300	16,400
Net revenue	2,605,500	1,977,000	4,911,700	4,099,100

Cost of goods sold	1,431,300	1,134,000	2,676,500	2,259,100
Gross margin	1,174,200	843,000	2,235,200	1,840,000

Total operating expenses	537,500	454,700	1,092,200	882,600

Operating income	$636,700	$388,300	$1,143,000	$957,400

Publishing Operating Results for the Three Months Ended August 31, 2018

Our Publishing division’s net revenues increased $0.6 million, or 30.0%, to $2.6 million during the three-month period ending August 31, 2018, from $2.0 million reported in the same period a year ago. This increase is primarily related to an increase in orders from our largest customers which had reduced sales in the same period last year.

Gross margin increased $0.4 million, or 50.0%, to $1.2 million during the three-month period ending August 31, 2018, from $0.8 million reported in the same quarter a year ago. This increase is primarily related to the growth in gross sales. Gross margin as a percentage of net revenues, increased 2.5%, to 45.1% during the three-month period ending August 31, 2018, from 42.6% reported in the same quarter a year ago, due to a change in customer mix between the two quarters.

Total operating expenses of the Publishing segment remained consistent at $0.5 million during the three-month period ending August 31, 2018 and 2017, respectively.

Operating income of the Publishing segment increased $0.2 million, or 50.0%, to $0.6 million during the three-month period ending August 31, 2018 when compared to $0.4 million reported in the same period a year ago. The increase in operating income was primarily due to increased gross sales.

Publishing Operating Results for the Six Months Ended August 31, 2018

Our Publishing division’s net revenues increased $0.8 million, or 19.5%, to $4.9 million during the six-month period ending August 31, 2018, from $4.1 million reported in the same period a year ago. This increase is primarily related to an increase in orders from our largest customers which had reduced sales in the same period last year.

Gross margin increased $0.4 million, or 22.2%, to $2.2 million during the six-month period ending August 31, 2018, from $1.8 million reported in the same period a year ago. This increase is primarily related to the growth in gross sales. Gross margin as a percentage of net revenues, increased 0.6%, to 45.5% during the six-month period ending August 31, 2018, from 44.9% reported in the same period a year ago, due to a change in customer mix between the periods.

Total operating expenses increased $0.2 million, or 22.2%, to $1.1 million during the six-month period ending August 31, 2018, from $0.9 million reported in the same period a year ago. This increase is primarily related to an increase in freight costs and sales commissions associated with the growth in sales.

Total operating income increased $0.1 million, or 10.0%, to $1.1 million during the six-month period ending August 31, 2018, from $1.0 million reported in the same period a year ago. The increase in operating income was primarily due to increased gross sales.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. We also use available cash primarily to pay down outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock. We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. Our revolving bank credit facility loan balance was $2,598,700 with $8,867,700 in available capacity at August 31, 2018.

During the first six months of fiscal 2019, we experienced cash outflow from our operations of $2,353,700. Cash flows resulted from the following items:

•	net earnings of $3,307,300,
•	depreciation expense of $717,600,
•	share-based compensation expense of $70,000,
•	an increase in deferred income tax liability, net of $251,100,
•	an increase in provision for inventory valuation allowance of $176,300,
•	an increase in the provision for doubtful accounts of $17,200, and
•	an increase in accounts payable of $2,767,400,

Offset by:

•	an increase in accounts receivable of $264,800,
•	an increase in inventories, net of $7,216,400,
•	an increase in prepaid expenses and other assets of $35,800,
•	a decrease in accrued salaries and commissions, and other liabilities of $1,276,400,
•	a decrease in deferred revenue of $234,800, and
•	a decrease in income tax payable of $632,400,

Cash used in investing activities was $1,331,800 for capital expenditures, which was primarily comprised of improvements to our warehouse picking and inventory management systems and various other improvements to the warehouse and facility.

Cash provided by financing activities was $1,795,200, which was primarily comprised of cash received from net borrowings under our line of credit of $2,598,700, $72,700 net cash received from treasury stock transactions, offset by payments on long-term debt of $467,200 and dividends paid of $409,000.

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

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A of $13.4 million and Tranche B of $5.0 million both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.   The Loan Agreement also includes Term Loan #2 in the amount of $4.0 million, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million revolving loan (“line of credit”) through August 15, 2019.

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

Effective June 15, 2018, we signed an Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings, established a new $3.0 million advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal Guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA Ratio for covenant compliance.

We had $2.6 million in borrowings on our revolving credit agreement at August 31, 2018 and no borrowings at February 28, 2018. Available credit under the revolving credit agreement was $8,867,700 at August 31, 2018.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.58% at August 31, 2018).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the three months ended August 31, 2018, we had no outstanding letters of credit. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, compensation, salaries, investments, capital expenditures, and leasing transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),

2019	$434,200
2020	925,900
2021	967,700
2022	1,016,300
2023	1,064,900
Thereafter	15,830,100
Total	$20,239,100

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAM segment’s sales are typically paid at the time the product is ordered. UBAM sales accounted for 91.0% of net revenues for the six-month period ended August 31, 2018, and 92.0% for the six-month period ended August 31, 2017. Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet. Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted. Transportation revenue represents the amount billed to the customer for shipping the product and is recognized when the product is shipped.

Estimated allowances for sales returns, which reduce net sales and costs of goods sold, are recorded as sales are recognized and recorded. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns primarily result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $217,000 as of August 31, 2018, and February 28, 2018, which is included in other current liabilities on the Company’s balance sheet. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $117,000 is included in other current assets on the Company’s balance sheet as of August 31, 2018 and February 28, 2018.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. Management has estimated and included an allowance for doubtful accounts of $254,800 at August 31, 2018, and $297,100 at February 28, 2018.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $943,700 and $707,700 at August 31, 2018 and February 28, 2018, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities. Approximately 11% of our active consultants maintained consignment inventory at August 31, 2018 and February 28, 2018. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total value of inventory on consignment with active consultants was $1,319,600 and $1,270,700 at August 31, 2018 and February 28, 2018, respectively. Inventory related to inactive consultants amounted to $182,000 and $278,500 as of August 31, 2018 and February 28, 2018, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active and inactive consultant consignment inventory that is not expected to be sold or returned. Management estimates the allowance for both current and noncurrent inventory. Management has estimated a valuation allowance for both current and noncurrent inventory as well as consignment inventory held by active and inactive consultants of $667,700 and $731,800 as of August 31, 2018 and February 28, 2018, respectively.

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

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

The restricted share awards granted under the 2019 LTI Plan contain both service and performance conditions. The Company recognizes share compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2018. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2)

June 1 - 30, 2018	0	N/A	0	590,362
July 1 - 31, 2018	0	N/A	0	590,362
August 1 - 31, 2018	0	N/A	0	590,362
Total	0	N/A	0

(1)	In April 2008, the Board of Directors authorized us to purchase up to 1,000,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.
(2)

On August 22, 2018 the Company issued a two-for-one stock split in the form of a stock dividend. The maximum number of shares that may be repurchased under the plan have been updated to reflect the stock split.

We announced no sales or repurchases of our common stock during the three months ended August 31, 2018.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: October 15, 2018                                           By     /s/ Randall W. White

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