Form 10-Q
period 2018-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2019-01-14
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of January 9, 2019, there were 8,197,826 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
ASSETS	2018	2018
CURRENT ASSETS:
Cash and cash equivalents	$7,840,500	$2,723,300
Accounts receivable, less allowance for doubtful accounts of $303,500 (November 30) and $297,100 (February 28)	3,550,200	2,913,700
Inventories - Net	30,646,000	26,618,600
Prepaid expenses and other assets	1,583,400	1,259,000
Total current assets	43,620,100	33,514,600

INVENTORIES - Net	604,000	435,900

PROPERTY, PLANT AND EQUIPMENT - Net	27,496,400	27,860,500

OTHER ASSETS	26,900	26,900

TOTAL ASSETS	$71,747,400	$61,837,900

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,156,500	$12,469,000
Deferred revenues	1,057,300	693,000
Current maturities of long-term debt	928,100	881,200
Accrued salaries and commissions	3,791,100	2,007,900
Income taxes payable	545,900	1,798,800
Dividends payable	409,700	-
Other current liabilities	4,116,100	3,517,900
Total current liabilities	26,004,700	21,367,800

LONG-TERM DEBT - Net of current maturities	19,076,000	19,825,100
DEFERRED INCOME TAXES - Net	810,000	136,900
OTHER LONG-TERM LIABILITIES	109,000	106,000
Total liabilities	45,999,700	41,435,800

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,092,080 (November 30 and February 28) shares; Outstanding 8,203,119 (November 30) and 8,179,612 (February 28) shares	2,418,400	2,418,400
Capital in excess of par value	8,828,600	8,573,300
Retained earnings	25,609,600	20,714,500
	36,856,600	31,706,200
Less treasury stock, at cost	(11,108,900)	(11,304,100)
Total shareholders' equity	25,747,700	20,402,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,747,400	$61,837,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
GROSS SALES:	$53,486,000	$44,383,700	$125,574,400	$109,395,400
Less discounts and allowances	(16,572,600)	(9,249,500)	(38,918,700)	(28,317,300)
Transportation revenue	3,569,200	3,775,700	8,530,200	8,959,900
NET REVENUES	40,482,600	38,909,900	95,185,900	90,038,000
COST OF GOODS SOLD	13,141,600	12,211,700	31,274,000	28,460,800
Gross margin	27,341,000	26,698,200	63,911,900	61,577,200

OPERATING EXPENSE:
Operating and selling	6,540,600	6,121,100	14,554,400	13,684,200
Sales commissions	12,689,200	12,510,400	29,375,300	28,759,300
General and administrative	4,476,000	4,735,200	12,106,900	12,359,600
Total operating expenses	23,705,800	23,366,700	56,036,600	54,803,100

INTEREST EXPENSE	228,600	287,600	712,000	863,800
OTHER INCOME	(397,600)	(388,900)	(1,172,300)	(1,187,400)

EARNINGS BEFORE INCOME TAXES	3,804,200	3,432,800	8,335,600	7,097,700

INCOME TAXES	988,600	1,304,400	2,212,700	2,707,100
NET EARNINGS	$2,815,600	$2,128,400	$6,122,900	$4,390,600

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.34	$0.26	$0.75	$0.54
Diluted	$0.34	$0.26	$0.75	$0.54

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,194,072	8,174,536	8,185,561	8,175,372
Diluted	8,201,776	8,180,022	8,193,206	8,180,106
Dividends per share	$0.10	$-	$0.15	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100

Purchases of treasury stock	-	-	-	-	3,079	(31,900)	(31,900)
Sales of treasury stock	-	-	-	-	(26,586)	227,100	227,100
Dividends paid ($0.10/share)	-	-	-	(818,100)	-	-	(818,100)
Dividends declared ($0.05/share)	-	-	-	(409,700)	-	-	(409,700)
Share-based compensation expense (see Note 5)	-	-	255,300	-	-	-	255,300
Net earnings	-	-	-	6,122,900	-	-	6,122,900

BALANCE - November 30, 2018	12,092,080	$2,418,400	$8,828,600	$25,609,600	3,888,961	$(11,108,900)	$25,747,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,122,900	$4,390,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,085,100	911,700
Deferred income taxes, net	673,100	179,400
Provision for doubtful accounts	68,500	(210,700)
Provision for inventory valuation allowance	246,200	78,400
Share-based compensation expense	255,300	-
Changes in assets and liabilities:
Accounts receivable	(705,000)	(709,500)
Inventories, net	(4,441,700)	9,807,100
Prepaid expenses and other assets	(324,400)	(198,700)
Accounts payable	3,327,000	(7,301,700)
Accrued salaries and commissions, and other liabilities	2,384,300	3,889,200
Deferred revenues	364,300	28,600
Income taxes payable	(1,252,900)	469,600
Total adjustments	1,679,800	6,943,400
Net cash provided by operating activities	7,802,700	11,334,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,360,500)	(1,330,500)
Net cash used in investing activities	(1,360,500)	(1,330,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(702,100)	(657,800)
Proceeds from long-term debt	-	1,019,000
Cash received from sale of treasury stock	227,100	32,000
Cash received from issuance of shares	-	26,300
Cash used to purchase treasury stock	(31,900)	(98,000)
Net borrowings under line of credit	-	(4,882,900)
Dividends paid	(818,100)	-
Net cash used in financing activities	(1,325,000)	(4,561,400)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,117,200	5,442,100
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,723,300	699,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,840,500	$6,141,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$704,300	$868,900
Cash paid for income taxes	$2,859,100	$2,058,100

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

Reclassifications

Certain reclassifications have been made to the fiscal 2018 condensed balance sheet, condensed statement of earnings and condensed statement of cash flows to conform to the classifications used in fiscal 2019. These reclassifications had no effect on net earnings.

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

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” (Topic 606) which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of March 1, 2018, using the full retrospective method applied to all contracts. Results for all reporting periods are presented under Topic 606. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its hostess awards program from reporting the net cost of these awards in operating and selling expenses to allocating a portion of the transaction price to the material right and reporting these in gross sales and discounts with the associated costs in cost of goods sold. The new reporting of these awards increases gross sales and increases discounts and allowances for a similar amount, having an immaterial effect on net revenues and no effect on net earnings or retained earnings, but lowering the Company’s gross margin percentage. The Company has also removed the allowance for sales returns from the net accounts receivable amount reported on the balance sheet. The allowance for sales returns has been adjusted to reflect a refund liability and a return asset. The cumulative impact of adoption of the new revenue recognition standard had no impact on net earnings and retained earnings (See Note 10).

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

Note 2 – INVENTORIES

Inventories consist of the following:

	2018
	November 30,	February 28,
Current:
Book inventory	$30,905,100	$27,078,600
Inventory valuation allowance	(259,100)	(460,000)
Inventories net - current	$30,646,000	$26,618,600

Noncurrent:
Book inventory	$1,021,400	$707,700
Inventory valuation allowance	(417,400)	(271,800)
Inventories net - noncurrent	$604,000	$435,900

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $8.0 million and $6.9 million for the three months ended November 30, 2018 and 2017, respectively. Total inventory purchases from all suppliers were $10.1 million and $10.9 million for the three months ended November 30, 2018 and 2017, respectively.

Purchases from Usborne were approximately $23.5 million and $18.2 million for the nine months ended November 30, 2018 and 2017, respectively. Total inventory purchases from all suppliers were $31.7 million and $27.5 million for the nine months ended November 30, 2018 and 2017, respectively.

Note 3 – DEBT

Debt consists of the following:

	2018
	November 30,	February 28,

Line of credit	$-	$-

Long-term debt	$20,004,100	$20,706,300
Less current maturities	(928,100)	(881,200)
Long-term debt, net of current maturities	$19,076,000	$19,825,100

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.84% at November 30, 2018). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.84% at November 30, 2018).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2019 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.84% at November 30, 2018).

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

We had no borrowings outstanding on our revolving credit agreement at November 30 and February 28, 2018. Available credit under the revolving credit agreement was $10,600,400 and $9,424,000 at November 30, 2018 and February 28, 2018, respectively.

On June 15, 2018 the Company executed the Eighth Amendment Loan Agreement with the Bank related to our Loan Agreement dated as of March 10, 2016. This Amendment established a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity. We had no borrowings outstanding on the advancing term loan at November 30, 2018.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2019, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended November 30, 2018, we had no letters of credit outstanding.

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

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2019	$222,500
2020	943,700
2021	985,400
2022	1,033,900
2023	1,082,300
Thereafter	15,736,300
Total	$20,004,100

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Earnings per share:
Net earnings applicable to common shareholders	$2,815,600	$2,128,400	$6,122,900	$4,390,600
Shares:
Weighted average shares outstanding-basic	8,194,072	8,174,536	8,185,561	8,175,372
Assumed exercise of options	7,704	5,486	7,645	4,734

Weighted average shares outstanding-diluted	8,201,776	8,180,022	8,193,206	8,180,106

Diluted earnings per share:
Basic	$0.34	$0.26	$0.75	$0.54
Diluted	$0.34	$0.26	$0.75	$0.54

Note 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

The Company has outstanding stock options under the 2002 Employee Incentive Stock Option Plan totaling 10,000 shares. No options have been exercised in the three and nine months ended November 30, 2018. All options outstanding at November 30, 2018 expire in December 2019.

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

The restricted share awards granted under the 2019 LTI Plan contain both service and performance conditions. The Company recognizes share compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employee has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date.

On July 24, 2018, the Company granted approximately 240,000 restricted shares under the 2019 LTI Plan with a grant-date fair value of $9.57 per share.  In addition, the Company authorized approximately 80,000 restricted shares under the 2019 LTI Plan in which the service-inception date was established on July 24, 2018, resulting in the Company beginning the expense recognition of the fair value of these awards.  On October 25, 2018, the Company granted the 80,000 previously authorized restricted shares by communicating the key terms and conditions of the awards to the recipients with a grant-date fair value of $11.24 per share. The remaining compensation expense of the above awards, totaling approximately $2,950,000, will be recognized ratably from the service inception date to the vesting date for this tranche which is approximately 51 months.  The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2019 LTI Plan and may result in the distribution of a number of shares that is greater or less than the number of restricted shares granted, as outlined in the terms of the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Share-based compensation expense	$185,300	$-	$255,300	$-

Note 6 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $5,897,500 and $5,328,900 for the three months ended November 30, 2018 and 2017, respectively. These costs were $13,556,400 and $12,200,100 for the nine months ended November 30, 2018 and 2017, respectively.

Note 7 – BUSINESS SEGMENTS

We have two reportable segments: Usborne Books & More (“UBAM”) and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and our internal tele-sales group. Our UBAM segment markets its products through a network of independent sales consultants using a combination of internet sales, direct sales, home shows and book fairs.

The accounting policies of the segments are the same as those of the rest of the Company. We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net revenues reduced by cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments but are listed in the “Other” row below. Corporate expenses include the executive department, accounting department, information services department, general office management, warehouse operations and building facilities management. Our assets and liabilities are not allocated on a segment basis.

Information by reporting segment for the three and nine-month periods ended November 30, 2018 and 2017, follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Publishing	$3,161,300	$2,439,600	$8,073,000	$6,538,700
UBAM	37,321,300	36,470,300	87,112,900	83,499,300
Total	$40,482,600	$38,909,900	$95,185,900	$90,038,000

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Publishing	$998,800	$556,800	$2,141,800	$1,514,200
UBAM	6,459,800	6,916,600	15,835,800	15,866,400
Other	(3,654,400)	(4,040,600)	(9,642,000)	(10,282,900)
Total	$3,804,200	$3,432,800	$8,335,600	$7,097,700

Note 8 – FAIR VALUE MEASUREMENTS

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 at November 30 and February 28, 2018. The estimated fair value of our term notes payable is estimated by management to approximate $19,164,000 and $19,454,500 at November 30 and February 28, 2018, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 9 – DEFERRED REVENUES

As of the end of our third quarter, we had received approximately $1,057,300 in payments for sales orders which were, or will be, shipped out subsequent to the quarter end. As of November 30, 2018, these prepaid sales orders are included in deferred revenues on the condensed balance sheet.

Note 10 – REVENUE RECOGNITION

Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers and publishing retail outlets. Accordingly, revenues are recognized at shipping point, which is the point in time the customer obtains control of the products. Shipping and handling fees are recorded as operating and selling expenses when the product is shipped and revenue is recognized. The Company estimates product returns based on historical return rates. The majority of the Company's contracts have a single performance obligation and are short term in nature. Sales taxes, that are collected from customers and remitted to governmental authorities, are accounted for on a net basis and therefore are excluded from net sales.

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

Disaggregation of Revenue

Please refer to Note 7 – Business Segments for revenue by segment.

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

As a result of applying Topic 606, the impact to the Company’s condensed statement of earnings for the three months ended November 30, 2017 was as follows:

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$44,383,700	$(2,489,100)	$41,894,600
Less discounts and allowances	(9,249,500)	2,487,200	(6,762,300)
Transportation revenue	3,775,700	-	3,775,700
NET REVENUES	38,909,900	(1,900)	38,908,000
COST OF GOODS SOLD	12,211,700	(1,716,900)	10,494,800
Gross margin	26,698,200	1,715,000	28,413,200

OPERATING EXPENSE:
Operating and selling	6,121,100	1,716,200	7,837,300
Sales commissions	12,510,400	-	12,510,400
General and administrative	4,735,200	-	4,735,200
Total operating expenses	23,366,700	1,716,200	25,082,900

INTEREST EXPENSE	287,600	-	287,600
OTHER INCOME	(388,900)	(1,200)	(390,100)

EARNINGS BEFORE INCOME TAXES	3,432,800	-	3,432,800

INCOME TAXES	1,304,400	-	1,304,400
NET EARNINGS	$2,128,400	$-	$2,128,400

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the three months ended November 30, 2017 was as follows:

UBAM

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$39,250,800	$(2,489,100)	$36,761,700
Less discounts and allowances	(6,546,200)	2,487,200	(4,059,000)
Transportation revenue	3,765,700	-	3,765,700
NET REVENUES	36,470,300	(1,900)	36,468,400
COST OF GOODS SOLD	10,831,100	(1,716,900)	9,114,200
Gross margin	25,639,200	1,715,000	27,354,200

OPERATING EXPENSE:
Operating and selling	5,144,000	1,716,200	6,860,200
Sales commissions	12,420,000	-	12,420,000
General and administrative	1,158,600	-	1,158,600
Total operating expenses	18,722,600	1,716,200	20,438,800
OPERATING INCOME	$6,916,600	$(1,200)	$6,915,400

Publishing

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$5,132,900	$-	$5,132,900
Less discounts and allowances	(2,703,300)	-	(2,703,300)
Transportation revenue	10,000	-	10,000
NET REVENUES	2,439,600	-	2,439,600
COST OF GOODS SOLD	1,380,600	-	1,380,600
Gross margin	1,059,000	-	1,059,000

OPERATING EXPENSE:
Operating and selling	337,800	-	337,800
Sales commissions	90,400	-	90,400
General and administrative	74,000	-	74,000
Total operating expenses	502,200	-	502,200
OPERATING INCOME	$556,800	$-	$556,800

As a result of applying Topic 606, the impact to the Company’s condensed statement of earnings for the nine months ended November 30, 2017 was as follows:

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$109,395,400	$(8,405,900)	$100,989,500
Less discounts and allowances	(28,317,300)	8,388,000	(19,929,300)
Transportation revenue	8,959,900	-	8,959,900
NET REVENUES	90,038,000	(17,900)	90,020,100
COST OF GOODS SOLD	28,460,800	(3,881,600)	24,579,200
Gross margin	61,577,200	3,863,700	65,440,900

OPERATING EXPENSE:
Operating and selling	13,684,200	3,865,700	17,549,900
Sales commissions	28,759,300	-	28,759,300
General and administrative	12,359,600	-	12,359,600
Total operating expenses	54,803,100	3,865,700	58,668,800

INTEREST EXPENSE	863,800	-	863,800
OTHER INCOME	(1,187,400)	(2,000)	(1,189,400)

EARNINGS BEFORE INCOME TAXES	7,097,700	-	7,097,700

INCOME TAXES	2,707,100	-	2,707,100
NET EARNINGS	$4,390,600	$-	$4,390,600

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the nine months ended November 30, 2017 was as follows:

UBAM

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$95,549,800	$(8,406,600)	$87,143,200
Less discounts and allowances	(20,984,000)	8,388,700	(12,595,300)
Transportation revenue	8,933,500	-	8,933,500
NET REVENUES	83,499,300	(17,900)	83,481,400
COST OF GOODS SOLD	24,821,100	(3,881,600)	20,939,500
Gross margin	58,678,200	3,863,700	62,541,900

OPERATING EXPENSE:
Operating and selling	10,887,200	3,864,900	14,752,100
Sales commissions	28,507,800	-	28,507,800
General and administrative	3,416,800	-	3,416,800
Total operating expenses	42,811,800	3,864,900	46,676,700
OPERATING INCOME	$15,866,400	$(1,200)	$15,865,200

Publishing

			Without
	As Reported	Adjustments	Adoption
GROSS SALES:	$13,845,600	$700	$13,846,300
Less discounts and allowances	(7,333,300)	(700)	(7,334,000)
Transportation revenue	26,400	-	26,400
NET REVENUES	6,538,700	-	6,538,700
COST OF GOODS SOLD	3,639,700	-	3,639,700
Gross margin	2,899,000	-	2,899,000

OPERATING EXPENSE:
Operating and selling	876,800	-	876,800
Sales commissions	249,500	-	249,500
General and administrative	258,500	-	258,500
Total operating expenses	1,384,800	-	1,384,800
OPERATING INCOME	$1,514,200	$-	$1,514,200

Note 11 – SUBSEQUENT EVENTS

On January 10, 2019, our board of directors declared a distribution of $0.05 per share of common stock. This cash distribution will be paid on or about March 12, 2019 to shareholders of record on February 21, 2019.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating shipment delays, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2018 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller. We operate two separate segments: UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The Publishing segment markets its products on a wholesale basis to various retail accounts. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party events and book fairs. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net revenues	$40,482,600	$38,909,900	$95,185,900	$90,038,000
Cost of goods sold	13,141,600	12,211,700	31,274,000	28,460,800
Gross margin	27,341,000	26,698,200	63,911,900	61,577,200

Operating expenses
Operating and selling	6,540,600	6,121,100	14,554,400	13,684,200
Sales commissions	12,689,200	12,510,400	29,375,300	28,759,300
General and administrative	4,476,000	4,735,200	12,106,900	12,359,600
Total operating expenses	23,705,800	23,366,700	56,036,600	54,803,100

Other (income) expense
Interest expense	228,600	287,600	712,000	863,800
Other income	(397,600)	(388,900)	(1,172,300)	(1,187,400)
Earnings before income taxes	3,804,200	3,432,800	8,335,600	7,097,700

Income taxes	988,600	1,304,400	2,212,700	2,707,100
Net earnings	$2,815,600	$2,128,400	$6,122,900	$4,390,600

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2018

Total operating expenses not associated with a reporting segment decreased $0.3 million, or 7.3%, to $3.8 million for the three-month period ending November 30, 2018, compared to $4.1 million for the same quarterly period a year ago. Our operating expenses decreased primarily from reduced payroll in our warehouse of approximately $0.2 million due to efficiencies from automation introduced during the last year. During the third quarter of fiscal year 2018, the Company hired a second shift consisting primarily of seasonal employees to keep pace with the increased order volume. During the third quarter of fiscal year 2019, due to the additional technology and operational improvements, the Company was able to keep pace with the seasonal increase in order volumes with only one shift. The reduced compensation from not employing a second shift was partially offset by additional overtime hours of our first shift personnel.

Interest expense decreased $0.1 million, from $0.3 million to $0.2 million, for the three months ended November 30, 2018 compared to the same quarterly period a year ago. Interest expense decreased $0.1 million due to reduced borrowings on the line of credit during the period.

Income taxes decreased $0.3 million to $1.0 million for the three months ended November 30, 2018, from $1.3 million for the same quarterly period a year ago. Our effective tax rate was 26.0% for the quarter ended November 30, 2018, and 38.0% for the quarter ended November 30, 2017. The decrease in the tax rate resulted from our reduced federal tax rate with the passage of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2018

Total operating expenses not associated with a reporting segment decreased $0.5 million, or 4.7%, to $10.1 million for the nine-month period ending November 30, 2018, compared to $10.6 million for the same period a year ago. The expense savings were primarily due to the reduction of payroll in our warehouse of $0.4 million, as a result of increased automation and $0.3 million in reduced property taxes due to a state exemption received on our new facility. These savings were offset primarily by an increase in share-based compensation expense of $0.3 million associated with the Company’s 2019 LTI Plan.

Interest expense decreased $0.2 million to $0.7 million for the nine months ended November 30, 2018, from $0.9 million for the same period a year ago. Interest expense decreased primarily as a result of reduced borrowings against the line of credit in the first nine months of fiscal 2019 as compared to the same period a year ago.

Income taxes decreased $0.5 million to $2.2 million for the nine months ended November 30, 2018, from $2.7 million for the same period a year ago. Our effective tax rate was 26.5% for the nine months ended November 30, 2018, and 38.1% for the nine months ended November 30, 2017. The decrease in the tax rate resulted from our reduced federal tax rate with the passage of the Tax Act. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2018

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Gross sales	$46,881,300	$39,250,800	$108,524,300	$95,549,800
Less discounts and allowances	(13,120,200)	(6,546,200)	(29,915,300)	(20,984,000)
Transportation revenue	3,560,200	3,765,700	8,503,900	8,933,500
Net revenues	37,321,300	36,470,300	87,112,900	83,499,300

Cost of goods sold	11,489,700	10,831,100	26,945,600	24,821,100
Gross margin	25,831,600	25,639,200	60,167,300	58,678,200

Operating expenses
Operating and selling	5,551,000	5,144,000	12,017,300	10,887,200
Sales commissions	12,588,200	12,420,000	29,095,600	28,507,800
General and administrative	1,232,600	1,158,600	3,218,600	3,416,800
Total operating expenses	19,371,800	18,722,600	44,331,500	42,811,800

Operating income	$6,459,800	$6,916,600	$15,835,800	$15,866,400

Average number of active consultants	30,200	31,100	32,700	29,500

UBAM Operating Results for the Three Months Ended November 30, 2018

UBAM third quarter net revenues increased $0.8 million, or 2.2%, from $36.5 million reported in the third quarter of fiscal 2018, to $37.3 million reported in the third quarter of fiscal 2019. UBAM net revenues increased as a direct result of increased sales from our active consultants during the quarter. The total number of active consultants decreased 900, or 2.9%, from averaging 31,100 in the third quarter of fiscal 2018 to averaging 30,200 in the third quarter of this year. Our active consultant count declined slightly due to increased recruiting competition from other non-traditional employment options outside of the direct selling industry. These new market entrants have been a leading contributor to the decline in total sales of the direct selling industry for the last two reported years.

Gross margin increased $0.2 million, or 0.8%, during the three-month period ending November 30, 2018, when compared to the same quarter a year ago, due primarily to an increase in net revenues. Gross margin, as a percentage of net revenues, decreased to 69.2% for the three-month period ending November 30, 2018 when compared to 70.3% the same period a year ago. The decrease in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses increased $0.7 million, or 3.7%, to $19.4 million during the three-month period ending November 30, 2018, when compared to $18.7 million reported in the same quarter a year ago. The increase in operating expenses was primarily due to an increase in freight costs and sales commissions associated with the increase in net revenues. General and administrative expenses remained consistent at $1.2 million reported during the three months ended November 30, 2018 and 2017.

Operating income of the UBAM segment decreased $0.4 million, or 5.8%, to $6.5 million during the three-month period ending November 30, 2018 as compared to $6.9 million from the same period a year ago. The decrease in operating income was primarily due to a decrease in gross margin percentage related to a change in mix of order types.

UBAM Operating Results for the Nine Months Ended November 30, 2018

UBAM net revenues for the nine months ended November 30, 2018 increased $3.6 million, or 4.3% from $83.5 million to $87.1 million.  UBAM net revenues increased as a result of the increase in the number of our active sales consultants and an increase in their sales activities. The total number of active consultants increased 3,200, or 10.8%, from an average of 29,500 in the first nine months of fiscal 2018 to an average of 32,700 reported for the first nine months of this year.

Gross margin increased $1.5 million, or 2.6% to $60.2 million during the nine-month period ending November 30, 2018, when compared to $58.7 million during the same period a year ago, due primarily to an increase in sales. Gross margin, as a percentage of net revenues, decreased to 69.1% for the nine-month period ending November 30, 2018 when compared to 70.3% the same period a year ago. The decrease in gross margin as a percentage of net revenues was due to a change in the mix of order types between the periods.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Total operating expenses increased $1.5 million, or 3.5%, to $44.3 million during the nine-month period ending November 30, 2018, when compared to $42.8 million reported the same period a year ago. The increase in operating expenses was due to an increase in operating and selling expenses of $1.1 million primarily related to an increase in postage and freight related to higher sales. Sales commissions increased $0.6, or 2.1%, to $29.1 million reported during the nine months ended November 30, 2018, from $28.5 million reported in the same period last year. Sales commissions increased primarily due to an increase to net revenues. Offsetting these increases was a decrease in general and administrative expenses of $0.2 million, or 5.9%, to $3.2 million reported during the nine months ended November 30, 2018, from $3.4 million reported in the same period last year. General and operating expenses decreased primarily as a result of a $0.1 million reduction in merchant services fees associated with our online payment processing.

Operating income of the UBAM segment remained consistent, totaling $15.8 million during the nine-month period ending November 30, 2018, when compared with $15.9 million from the same period a year ago.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2018

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Gross sales	$6,604,700	$5,132,900	$17,050,100	$13,845,600
Less discounts and allowances	(3,452,400)	(2,703,300)	(9,003,400)	(7,333,300)
Transportation revenue	9,000	10,000	26,300	26,400
Net revenues	3,161,300	2,439,600	8,073,000	6,538,700

Cost of goods sold	1,651,900	1,380,600	4,328,400	3,639,700
Gross margin	1,509,400	1,059,000	3,744,600	2,899,000

Total operating expenses	510,600	502,200	1,602,800	1,384,800

Operating income	$998,800	$556,800	$2,141,800	$1,514,200

Publishing Operating Results for the Three Months Ended November 30, 2018

Our Publishing division’s net revenues increased $0.8 million, or 33.3%, to $3.2 million during the three-month period ending November 30, 2018, from $2.4 million reported in the same period a year ago. This increase is primarily related to an increase in orders from our largest customers which had lower sales volumes in the same period last year.

Gross margin increased $0.4 million, or 36.4%, to $1.5 million during the three-month period ending November 30, 2018, from $1.1 million reported in the same quarter a year ago. This increase in gross margin resulted primarily from the growth in net revenues. Gross margin, as a percentage of net revenues, increased to 47.7% during the three-month period ending November 30, 2018, from 43.4% reported in the same quarter a year ago, due to a change in customer mix between the two periods. Certain sales agreements with specific customers have higher gross margins as they require additional operational support.

Total operating expenses of the Publishing segment remained consistent at $0.5 million during the three-month periods ending November 30, 2018 and 2017.

Operating income of the Publishing segment increased $0.4 million, or 66.7%, to $1.0 million during the three-month period ending November 30, 2018 when compared to $0.6 million reported in the same period a year ago. The increase in operating income was primarily due to increased net revenues.

Publishing Operating Results for the Nine Months Ended November 30, 2018

Our Publishing division’s net revenues increased $1.6 million, or 24.6%, to $8.1 million during the nine-month period ending November 30, 2018, from $6.5 million reported in the same period a year ago. This increase is primarily related to an increase in orders from our largest customers which had lower sales volumes last year.

Gross margin increased $0.8 million, or 27.6%, to $3.7 million during the nine-month period ending November 30, 2018, from $2.9 million reported in the same period a year ago. This increase is primarily related to the growth in net revenues. Gross margin, as a percentage of net revenues, increased to 46.4% during the nine-month period ending November 30, 2018, from 44.3% reported in the same period a year ago, due to a change in customer mix between the periods.

Total operating expenses increased $0.2 million, or 14.3%, to $1.6 million during the nine-month period ending November 30, 2018, from $1.4 million reported in the same period a year ago. This increase is primarily related to an increase in freight costs and sales commissions associated with the growth in net revenues.

Total operating income increased $0.6 million, or 40.0%, to $2.1 million during the nine-month period ending November 30, 2018, from $1.5 million reported in the same period a year ago. The increase in operating income was primarily due to increased net revenues.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. We also use available cash primarily to pay down outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock. We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. Our revolving bank credit facility loan had no borrowing balance with $10,600,400 in available capacity at November 30, 2018.

During the first nine months of fiscal 2019, we experienced cash inflow from our operations of $7,802,700. Cash flows resulted from the following items:

•	net earnings of $6,122,900,
•	depreciation expense of $1,085,100,
•	share-based compensation expense of $255,300,
•	an increase in deferred income tax liability, net of $673,100,
•	an increase in provision for inventory valuation allowance of $246,200,
•	an increase in the provision for doubtful accounts of $68,500,
•	an increase in accounts payable of $3,327,000,
•	an increase in accrued salaries and commissions, and other liabilities of $2,384,300, and
•	an increase in deferred revenue of $364,300,

Offset by:

•	an increase in accounts receivable of $705,000,
•	an increase in inventories, net of $4,441,700,
•	an increase in prepaid expenses and other assets of $324,400, and
•	a decrease in income tax payable of $1,252,900,

Cash used in investing activities was $1,360,500 for capital expenditures, which was primarily comprised of improvements to our warehouse picking and inventory management systems and various other improvements to the warehouse and facility.

Cash used in financing activities was $1,325,000, which was primarily comprised of payments on long-term debt of $702,100 and dividends paid of $818,100, partially offset by $195,200 net cash received from treasury stock transactions.

During fiscal year 2019, we continue to expect our cash from operations, along with our line of credit with our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to increase inventory in anticipation of continued sales growth, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

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

We had no borrowings on our revolving credit agreement at November 30, 2018 and February 28, 2018. Available credit under the revolving credit agreement was $10,600,400 at November 30, 2018.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.84% at November 30, 2018).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of November 30, 2018, we had no outstanding letters of credit. The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, compensation, salaries, investments, capital expenditures, and leasing transactions.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2019	$222,500
2020	943,700
2021	985,400
2022	1,033,900
2023	1,082,300
Thereafter	15,736,300
Total	$20,004,100

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

Revenue Recognition

Sales are generally recognized and recorded when products are shipped. Products are shipped FOB shipping point. The UBAM segment’s sales are typically paid at the time the product is ordered. UBAM sales accounted for 91.5% of net revenues for the nine-month period ended November 30, 2018, and 92.7% for the nine-month period ended November 30, 2017. Sales that have been paid for but not shipped are classified as deferred revenue on the balance sheet. Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted. Transportation revenue represents the amount billed to the customer for shipping the product and is recognized when the product is shipped.

Estimated allowances for sales returns, which reduce net sales and costs of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns primarily result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $217,000 as of November 30, and February 28, 2018, which is included in other current liabilities on the Company’s balance sheet. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $117,000 is included in other current assets on the Company’s balance sheet as of November 30 and February 28, 2018.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. Management has estimated and included an allowance for doubtful accounts of $303,500 at November 30, 2018, and $297,100 at February 28, 2018.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $1,021,400 and $707,700 at November 30, 2018 and February 28, 2018, respectively.

Consultants that meet certain eligibility requirements are allowed to receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities. Approximately 11% of our active consultants maintained consignment inventory at November 30 and February 28, 2018. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with active consultants was $1,828,100 and $1,270,700 at November 30, 2018 and February 28, 2018, respectively. Inventory related to inactive consultants amounted to $160,700 and $278,500 as of November 30, 2018 and February 28, 2018, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and active and inactive consultant consignment inventory that is not expected to be sold or returned. Management estimates the allowance for both current and noncurrent inventory. Management has estimated a valuation allowance for both current and noncurrent inventory as well as consignment inventory held by active and inactive consultants of $676,500 and $731,800 as of November 30, 2018 and February 28, 2018, respectively.

Our principal supplier, Usborne, generally requires a minimum reorder of 6,500 books or more of a title in order to get a solo print run. Smaller orders require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title. Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We place our initial order or re-orders based upon this analysis.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2018. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (2)

September 1 - 30, 2018	0	N/A	0	590,362
October 1 - 31, 2018	0	N/A	0	590,362
November 1 - 30, 2018	233	9.64	0	590,129
Total	233	9.64	0

(1)	In April 2008, the Board of Directors authorized us to purchase up to 1,000,000 additional shares of our common stock under a plan initiated in 1998. This plan has no expiration date.
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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: January 14, 2019                                           By     /s/ Randall W. White

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