Form 10-K
period 2019-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2019-05-29
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Avenue, Tulsa, Oklahoma	74146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 622-4522

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.20 par value	EDUC	NASDAQ
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

 Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐          No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2018 on the NASDAQ Stock Market, LLC was $73,291,100.

As of May 22, 2019, 8,175,836 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2019 relating to our Annual Meeting of Shareholders to be held on July 23, 2019 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship timely, changes to our primary sales channels, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report on Form 10-K and speak only as of the date of this Annual Report on Form 10-K.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.  As used in this Annual Report on Form 10-K, the terms “the Company,” “EDC,” “we,” “our” or “us” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

Item 1.  BUSINESS

(a)  General Description of Business

We are the exclusive United States trade co-publisher of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”) and we also exclusively publish books through our ownership of Kane Miller Book Publisher (“Kane Miller”); both award-winning publishers of international children’s books.  We are a corporation incorporated under the laws of the State of Delaware on August 23, 1965. Our fiscal year ends on February 28 (29).

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

●

Home Business Division (“Usborne Books & More” or “UBAM”) – This division sells our books through independent consultants directly to our customers.  Our consultants sell books by hosting home parties, through social media collaboration platforms on the internet, by hosting book fairs with school and public libraries and through other events.

●

Publishing Division (“EDC Publishing” or “Publishing”) – This division sells our books to bookstores (including major national chains), toy stores, specialty stores, museums and other retail outlets throughout the country.

Percent Net Revenues by Division

	FY 2019	FY 2018
UBAM	91%	93%
Publishing	9%	7%
Total net revenues	100%	100%

(c)  Narrative Description of Business

Products

As the exclusive United States trade co-publisher of the Usborne books and sole publisher of Kane Miller books, we offer over 2,000 different children’s books.  Many of our books are interactive in nature, including our Touchy-Feely board books, activity and flashcards, adventure and search books, art books, sticker books and foreign language books.  Most of our books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States.

 We have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets the books through commissioned consultants using a combination of direct sales, home parties, book fairs and internet based social media party plans.  The division had approximately 31,800 active consultants at February 28, 2019.

Our Publishing division markets through commissioned trade representatives who call on retail book, toy, and specialty stores along with other retail outlets. Publishing also conducts in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 4,000 book, toy and specialty stores. Approximately 14% of our Publishing division's net sales, are to national chain stores.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season.

Competition

While we have the exclusive U.S. rights to sell Usborne Books and our Kane Miller published books, we face competition from the internet and other book publishers who are also selling directly to our customers.  Our UBAM division competes in recruiting and retaining sales consultants, which continuously receive opportunities to work for larger direct selling companies, as well as new non-traditional employment opportunities in the gig-marketplace that provide part time supplemental income. We also compete with Scholastic Books in the school and library book fair market.

Our Publishing division faces competition from large U.S. and international publishing companies.

Employees

As of May 22, 2019, 178 full-time employees worked at our Tulsa office and distribution facility and at our San Diego office.  Of these employees, approximately 63% of our employees work in our distribution warehouse.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse are located on a 40-acre complex at 5402 S 122nd East Ave, Tulsa, Oklahoma. We own the complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant.  All product distributions are made from our 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order fulfillment, packaging, and shipment.

We also own a facility located at 10302 E. 55th Pl., Tulsa, Oklahoma that contains approximately 95,000 square feet of warehouse space which is used to store our overflow inventory, along with approximately 10,000 square feet of office space. Currently, 8,000 square feet is leased to a third-party tenant with 3,000 square feet being usable office area and 5,000 square feet is usable warehouse area.

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

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”).  The number of shareholders of record of EDC's common stock as of May 22, 2019 was 493.

For information regarding our compensation plans see Note 9 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019, as outlined in  Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1) (2)	Maximum # of Shares that may be Repurchased Under the Plan (2)
December 1 - 31, 2018	15,149	$10.43	-	574,980
January 1-31, 2019	-	-	-	574,980
February 1-3, 2019	-	-	-	574,980
February 4, 2019 Share Repurchase Plan Approved (2)				800,000
February 4-28, 2019	8,366	7.93	8,366	791,634
Total	23,515	$9.54	8,366	791,634

(1)	In April 2008, the Board of Directors authorized us to purchase up to 1,000,000 additional shares of our common stock under a plan initiated in 1998.

(2)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

On February 4, 2019 our Board of Directors approved a new share repurchase program authorizing the Company to purchase up to 800,000 shares, representing approximately 10% of the Company’s outstanding common stock. This new plan replaces the existing stock purchase plan which was originally approved by our Board of Directors in 1998, and later amended to include an additional share amount in 2008 (“amended 2008 plan”). In addition to share repurchases made by the Company under the amended 2008 and 2019 plans, throughout the year we made several small purchases of shares from employees electing to withdraw from our 401(k) plan.  The ability to repurchase shares was also subject to certain restrictions outlined in the ninth amendment to our Loan Agreement with our primary lender.

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

Management Summary

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller.  We operate two separate segments; UBAM and Publishing, to sell our Usborne and Kane Miller children’s books.  These two segments each have their own customer base.  The Publishing segment markets its products on a wholesale basis to various retail accounts.  The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs.  All other supporting administrative activities are recognized as other expenses outside of our two segments.  Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

UBAM Division

Our UBAM division uses a multi-level direct selling platform to market books through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as schools and public libraries.  Revenues are primarily generated through book showings in individual homes, on social media collaboration platforms, by book fairs with school and public libraries and other events.  This past fiscal year continued a significant shift toward internet sales via social media platforms, such as Facebook.

An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants (defined as those with sales during the past six months) often recruit new sales consultants.  UBAM makes it easy to recruit by providing sign-up kits for which new consultants can earn partial or full reimbursement based on established sales criteria. In addition, our UBAM division provides our consultants with an extensive operational handbook, valuable training and an individual website that they can customize and use to operate their business.

Consultants

	FY 2019	FY 2018
New Consultants During Fiscal Year	21,500	32,400
Active Consultants End of Fiscal Year	31,800	35,500

Our UBAM division’s multi-level marketing platform presently has seven levels of sales representatives:

●	Consultants

●	Team Leaders

●	Senior Team Leaders

●	Executive Team Leaders

●	Senior Executive Team Leaders

●	Directors

●	Senior Directors

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

Once team leaders reach certain established criteria, they become senior team leaders and are eligible to earn promotion bonuses on their downline groups.  Once senior team leaders reach certain established criteria, they become executive team leaders, senior executive team leaders, directors or senior directors.  Executive team leaders and higher receive an additional monthly override payment based upon the sales of their downline groups.

During fiscal year 2019, we continued to have strong growth in our internet sales within our UBAM division.  The use of social media and party plan platforms, such as those available on Facebook, have become popular sales tools.  These platforms allow consultants to “present” and customers to “attend” online purchasing events from any location.

Customer’s internet orders are primarily received via the consultant’s customized website, which is hosted by the Company.  Internet orders are processed through an online standard “shopping cart checkout” and the consultant receives sales credit and commission on the transaction.  All internet orders are shipped directly to the end customer.

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

The school and library program include book fairs which are held with an organization as the sponsor.  The consultant provides promotional materials to introduce our books to parents.  Parents turn in their orders at a designated time.  The book fair program generates free books for the sponsoring organization.  UBAM also has a Reach for the Stars fundraiser program.  This pledge-based reading incentive program provides cash and books to the sponsoring organization and books for the participating children.

An additional fundraising program, Cards for a Cause, offers our consultants the opportunity to help members of the community by sharing proceeds from the sale of specific items.  Organizations sell variety boxes of greeting-type cards and donate a portion of the proceeds to help support their related causes.

Publishing Division

Our Publishing division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned inside sales group located at our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2019	FY 2018
National chain stores	14%	8%
All other	86%	92%
Total net revenues	100%	100%

Publishing uses a variety of methods to attract potential new customers and maintain current customers.  Our employees attend many of the national trade shows held by the book selling industry each year, allowing us to contact potential buyers who may be unfamiliar with our books.  We actively target the national book chains through joint promotional efforts and institutional advertising in trade publications.   Our products are then featured in promotions, such as catalogs offered by the vendor.  We may also acquire, for a fee, an end cap position (our products are placed on the end of a shelf) in a bookstore, which we and the publishing industry consider an advantageous location in the bookstore.

Publishing’s in-house sales group targets the smaller independent book and gift store market.  Our semi-annual, full-color, 170-page catalogs, are mailed to over 4,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

(1) Result of Operations

The following table shows our statements of earnings data:

	Twelve Months Ended February 28,
	2019	2018
Net revenues	$118,811,300	$111,984,600
Cost of goods sold	39,063,600	35,824,300
Gross margin	79,747,700	76,160,300

Operating expenses
Operating and selling	18,550,600	17,694,700
Sales commissions	36,480,400	35,359,000
General and administrative	16,164,300	15,736,300
Total operating expenses	71,195,300	68,790,000

Other (income) expense
Interest expense	931,300	1,119,500
Other income	(1,559,700)	(1,581,900)
Earnings before income taxes	9,180,800	7,832,700

Income taxes	2,502,400	2,618,000
Net earnings	$6,678,400	$5,214,700

See the detailed discussion of revenues, costs of goods sold, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Twelve Months Ended February 28, 2019

Operating expenses not associated with a reporting segment were $13.6 million for fiscal year ended February 28, 2019 compared to $13.9 million for the same period a year ago.  Operating expenses decreased $0.3 million primarily as a result of savings in warehouse labor associated with our increased daily shipping capacity totaling $0.5 million, reduced bank fees of $0.1 million, due to improved pricing agreements, and $0.1 million of other reduced costs, partially offset by $0.4 million of expenses associated with the Company’s newly implemented Long-Term Incentive Plan. We installed new automation equipment and made software enhancements during the fiscal year which increased our daily shipping capacity and reduced the amount of labor involved in our warehouse processes.

Interest expense totaled $0.9 million for the twelve months ended February 28, 2019, a decrease of $0.2 million over the $1.1 million of interest expense reported for the same period a year ago.  Interest expense decreased during the current fiscal year due primarily to decreased borrowings on the line of credit during the current year.

Income taxes decreased $0.1 million to $2.5 million for the twelve months ended February 28, 2019, from $2.6 million for the same period a year ago.  This decrease was primarily related to a decrease in effective tax rates between the years.  Our effective tax rate, including federal, state and franchise taxes, was 27.3% for fiscal 2019 and 33.4% for fiscal 2018.  The decrease in the tax rate from fiscal 2018 to fiscal 2019 resulted from our reduced federal tax rate included with the passage of the Tax Cuts and Jobs Act of 2017, which is disclosed further in the footnotes to our financial statements.

UBAM Operating Results

The following table summarizes the operating results of the UBAM segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2019	2018
Gross sales	$135,792,500	$121,364,700
Less discounts and allowances	(38,072,600)	(28,657,900)
Transportation revenue	10,661,400	11,010,300
Net revenues	108,381,300	103,717,100

Cost of goods sold	33,602,100	31,132,800
Gross margin	74,779,200	72,584,300

Operating expenses
Operating and selling	15,242,100	14,509,500
Sales commissions	36,122,100	35,043,200
General and administrative	4,164,900	3,602,000
Total operating expenses	55,529,100	53,154,700

Operating income	$19,250,100	$19,429,600

Average number of active consultants	32,000	30,900

Net revenues increased $4.7 million, or 4.5%, to $108.4 million for the fiscal year ended February 28, 2019, when compared with net revenues of $103.7 million reported for fiscal year ending February 28, 2018.  The increase in UBAM net revenues is primarily attributed to the 3.6% increase in the average number of active consultants during fiscal year 2019, over the same period a year ago.  The increase in the average number of consultants resulted in increased book fairs, fundraiser events and home shows, that all contributed to the growth in UBAM.  UBAM also includes sales to schools and libraries through educational consultants. In the fourth quarter of fiscal 2018, we launched a new School and Library Certification Program (“ESL Program”) that requires our consultants to meet certain eligibility requirements including attending web-based training and certification along with an annual background check.  This new program was developed to address the safety concerns associated with our consultants entering schools, as well as, to increase the quality and consistency of their presentations to schools and libraries.  We expect this new program to have positive results in upcoming years.

Gross margin increased $2.2 million to $74.8 million for the fiscal year ended February 28, 2019, from $72.6 million reported for fiscal year ending February 28, 2018.  The increase in gross margin primarily resulted from the increase in sales.  Gross margin as a percentage of net revenues, decreased to 69.0% for the fiscal year 2019, compared to 70.0% reported the same period a year ago.  Our gross margin was higher in fiscal 2018 due primarily to a change in the mix of order types. Certain order types have larger discounts and result in lower gross margin, such as Cards for a Cause Fundraisers and Book Fair orders. These order types also result in reduced sales commissions paid to the consultants.

Total UBAM operating expenses increased $2.3 million, or 4.3%, to $55.5 million during the fiscal year ending February 28, 2019, when compared with $53.2 million reported for fiscal year ending February 28, 2018.  Operating expenses increased primarily as a result of increased sales commissions and increased freight costs associated with the increase in net revenues.

Operating income of our UBAM division remained consistent totaling $19.3 million for fiscal year ending February 28, 2019, as compared to $19.4 million reported for fiscal year ending February 28, 2018.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2019	2018
Gross sales	$22,077,600	$17,675,700
Less discounts and allowances	(11,681,400)	(9,445,600)
Transportation revenue	33,800	37,400
Net revenues	10,430,000	8,267,500

Cost of goods sold	5,461,500	4,691,500
Gross margin	4,968,500	3,576,000

Total operating expenses	2,082,700	1,812,800

Operating income	$2,885,800	$1,763,200

Our Publishing division’s net revenues increased $2.1 million, or 25.3%, to $10.4 million for the fiscal year ended February 28, 2019, when compared with net revenues of $8.3 million reported for fiscal year ended February 28, 2018.  This increase primarily resulted from the increase in sales order volumes with our largest retail customers in fiscal year ending February 28, 2019. Sales orders increased this year primarily due to new in-store promotions that did not occur in the prior fiscal year.  We have historically been awarded one or more in-store promotions with our largest customer on an annual basis.

Sales in our Publishing segment are seasonal and our fiscal fourth and first quarters are traditionally lower than the second and third quarters.

Gross margin increased $1.4 million to $5.0 million for the fiscal year ended February 28, 2019, from $3.6 million reported for fiscal year ended February 28, 2018.  The increase in gross margin primarily resulted from the increase in sales.  Gross margin as a percentage of net revenues, increased to 47.6% for the fiscal year 2019, compared to 43.3% reported the same period a year ago.  Our gross margin percentage increased as we had an increase in sales with our largest accounts, which have lower discounts, along with a decrease in cost of sales, as a percentage of gross sales due to a change in product mix.

Operating income for the segment increased $1.1 million, to $2.9 million, for fiscal year ended February 28, 2019 from $1.8 million reported during the same period last year.  The increase in operating income resulted primarily from the increase in sales and gross margin.

(2-3) Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow.  We typically fund our operations from the cash we generate.  We also use available cash primarily to purchase additional inventory, to pay down our outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock.  During fiscal year 2019, we expanded our product lines and increased our inventory purchases which raised our year-end inventory balances.  At fiscal year-end 2019, our revolving bank credit facility loan balance was $0 with $12,439,300 in available capacity.

During fiscal year 2019, we generated positive cash flows from our operations of $3.9 million.  These cash flows resulted from net earnings, adjusted for depreciation expense, and an increase in accounts payable totaling $10.5 million offset by an increase in inventory of $7.1 million among other balance sheet changes netting positive operating cash flows of $0.5 million. Inventory increased during the fiscal year primarily due to the addition of new Spanish titles totaling approximately $1.3 million, increases in stock of approximately $3.0 million due to lower than expected sales in the last six months of the fiscal year, along with $2.5 million of additional Usborne stock received in the fiscal fourth quarter to meet volume discount thresholds. The early receipt of inventory was primarily offset by the increase in trade payables. Our cash flows from operations included:

●          net earnings of $6,678,400

●          depreciation expense of $1,455,800

●          an increase in accounts payable of $2,399,100

●          deferred income tax expense of $735,700

●          an increase in accrued salaries and commissions and other liabilities of $694,000

●          share-based compensation expense of $401,800

●          an increase in deferred revenues of $272,600

●          the provision for inventory valuation allowance of $140,700

●          the provision for doubtful accounts of $74,100

Offset by:

●          an increase in inventories of $7,106,800

●          a decrease in income tax payable of $1,042,400

●          an increase in accounts receivable of $419,100

●          an increase in prepaid expenses and other assets of $337,100

Cash used in investing activities was $1.4 million for capital expenditures.  Our capital expenditures were primarily associated with automation enhancements made to our existing pick, pack and ship lines to increase our daily shipping capacity and reduce our warehouse labor.

Our capital expenditures included:

●          Warehouse equipment of $1,333,300

●          Warehouse management software system of $26,000

●          Computer equipment and related items of $21,800

●          Other improvements and equipment additions of $18,300

Cash used in financing activities was $2.1 million, which was primarily from payment of dividends totaling $1.2 million and payments on our long-term debt of $0.9 million.  We also received $0.3 million from the sale of treasury stock associated with employee purchases through payroll withholdings and employer matching contributions to their 401(k) accounts, offset by $0.3 million paid to acquire treasury stock.

We continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the ability to meet our future liquidity requirements.  Cash generated from operations will be used to increase inventory by expanding our product lines, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

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

Effective June 15, 2017, the Company executed the Fifth Amendment Loan Agreement with the Bank which modified the Loan Agreement to increase the maximum revolving principal amount from $7.0 million to $10.0 million and extended the termination date of the Loan Agreement to June 15, 2018.  The Fifth Amendment also modified the Loan Agreement to include an Advancing Term Loan of $3.0 million which the Company used to cover the cost of the fiscal 2018 capital improvements to increase our daily shipping capacity.  The Advancing Term loan accrued interest between June 15 and December 1, 2017, at which time the balance was converted to a term loan and set to amortize over a thirty-six-month period. This loan was paid off early in fiscal year ended February 28, 2018, using cash flow generated from operations.

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

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, established a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement which removed the covenant prohibiting the Company from repurchasing its shares and identified certain limitations on the amount of funds that the Company could use to repurchase shares.

We had no borrowings outstanding on our revolving credit agreement at February 28, 2019 and 2018.  Available credit under the revolving credit agreement was $12,439,300 and $9,424,000 at February 28, 2019 and 2018, respectively.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.99% at February 28, 2019).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the year ended February 28, 2019, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$945,900
2021	988,600
2022	1,038,100
2023	1,087,600
2024	1,139,500
Thereafter	14,576,900
$19,776,600

In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.   In May 2018, the Board of Directors of the Company approved the reinstatement of dividends.

In April 2008, our Board of Directors amended our 1998 stock repurchase plan, establishing that we may purchase up to an additional 1,000,000 shares as market conditions warrant.  In February 2019, our Board of Directors approved a new stock repurchase plan to replace the amended 2008 plan. Under the new 2019 plan, the Company is authorized to purchase up to 800,000 shares of common stock, representing approximately 10% of the outstanding shares as of February 28, 2019. When management expects the stock is undervalued and when stock becomes available at an attractive price, we can utilize free cash flow to repurchase shares. Management believes this enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

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

The restricted share awards granted under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) contain both service and performance conditions. The Company recognizes share compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date. During fiscal year 2019, the Company recognized $0.4 million of compensation expense associated with the shares granted.

Revenue Recognition

Sales associated with product orders are recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million and $0.2 million for the fiscal years ended February 28, 2019 and 2018, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated an allowance for doubtful accounts of $0.3 million and $0.3 million as of February 28, 2019 and 2018, respectively. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of February 28, 2019 and 2018.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a four to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $0.9 million and $0.7 million at February 28, 2019 and 2018, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 11% of our active consultants maintained consignment inventory at the end of the fiscal year.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.5 million and $1.1 million at February 28, 2019 and 2018, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.4 million and $0.7 million as of February 28, 2019 and 2018, respectively.

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

New Accounting Pronouncements

See the New Accounting Pronouncements section of Note 1 to our financial statements, included in Part IV, Item 15 of this report, for further details of recent accounting pronouncements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 begins at page 22.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(a) as of February 28, 2019. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2019.  The original framework was updated with the issuance of the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has not yet implemented the 2013 framework, but is expecting to implement this framework in the upcoming fiscal year.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

(b)  Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 23, 2019.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.  Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2.  Exhibits

*3.1

Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

*3.2

Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

*3.3	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

*3.4

Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5

Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

*4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-04957) filed June 29, 1970.

*10.1

Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988 is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-04957).

*10.2

Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989 is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-04957).

*10.3

Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-04957).

10.4

Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement on Schedule 14A dated May 23, 2002 (File No. 0-04957).

10.5

Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between us and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.32 to Form 10-K dated February 28, 2003 (File No. 0-04957).

10.6	Employment Agreement between Randall W. White and the Company dated February 28, 2004 incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2005 (File No. 0-04957).

**10.7	Loan Agreement dated December 1, 2015 by and between the Company and MidFirst Bank, Tulsa, OK

**10.8	Purchase and Sale Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK

**10.9	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK

**10.10	First Amendment Loan Agreement dated March 10, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

**10.11	Second Amendment Loan Agreement dated June 15, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

**10.12	Third Amendment Loan Agreement dated June 28, 2016 by and between the Company and MidFirst Bank, Tulsa, OK

**10.13	Fourth Amendment Loan Agreement dated February 7, 2017 by and between the Company and MidFirst Bank, Tulsa, OK

10.14

Fifth Amendment Loan Agreement dated June 12, 2017 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 15, 2017 (File No. 0-04957).

10.15

Sixth Amendment Loan Agreement dated September 1, 2017 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated September 7, 2017 (File No. 0-04957).

10.16

Seventh Amendment Loan Agreement dated February 16, 2018 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated February 22, 2018 (File No. 0-04957).

10.17

Eighth Amendment Loan Agreement dated June 15, 2018 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 21, 2018 (File No. 0-04957).

10.18

Ninth Amendment Loan Agreement dated February 7, 2019 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated February 8, 2019 (File No. 0-04957).

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2

Certification of the Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Paper Filed

**Filed Herewith

Item 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 29, 2019	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 29, 2019	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Director
(Principal Executive Officer)

	May 29, 2019	/s/ John A. Clerico
John A. Clerico, Director

	May 29, 2019	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 29, 2019	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 29, 2019	/s/ Betsy Richert
Betsy Richert, Director

	May 29, 2019	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Tulsa, Oklahoma

May 29, 2019

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 28,

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,199,300	$2,723,300
Accounts receivable, less allowance for doubtful accounts of $268,600 (2019) and $297,100 (2018)	3,258,800	2,913,700
Inventories - Net	33,445,600	26,618,600
Prepaid expenses and other assets	1,603,500	1,259,000
Total current assets	41,507,200	33,514,600

INVENTORIES - Net	575,000	435,900

PROPERTY, PLANT AND EQUIPMENT - Net	27,164,600	27,860,500

OTHER ASSETS	19,500	26,900

TOTAL ASSETS	$69,266,300	$61,837,900

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,228,600	$12,469,000
Deferred revenues	965,600	693,000
Current maturities of long-term debt	945,900	881,200
Accrued salaries and commissions	2,039,000	2,007,900
Income taxes payable	756,400	1,798,800
Dividends payable	410,100	-
Other current liabilities	4,177,900	3,517,900
Total current liabilities	23,523,500	21,367,800

LONG-TERM DEBT - Net of current maturities	18,830,700	19,825,100
DEFERRED INCOME TAXES - Net	872,600	136,900
OTHER LONG-TERM LIABILITIES	109,000	106,000
Total liabilities	43,335,800	41,435,800

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,092,080 shares; Outstanding 8,195,082 (2019) and 8,179,612 (2018) shares	2,418,400	2,418,400
Capital in excess of par value	8,975,100	8,573,300
Retained earnings	25,754,900	20,714,500
	37,148,400	31,706,200
Less treasury stock, at cost	(11,217,900)	(11,304,100)
Total shareholders' equity	25,930,500	20,402,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,266,300	$61,837,900

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 28,

	2019	2018
GROSS SALES	$157,870,100	$139,040,400
Less discounts and allowances	(49,754,000)	(38,103,500)
Transportation revenue	10,695,200	11,047,700
NET REVENUES	118,811,300	111,984,600
COST OF GOODS SOLD	39,063,600	35,824,300
Gross margin	79,747,700	76,160,300

OPERATING EXPENSES:
Operating and selling	18,550,600	17,694,700
Sales commissions	36,480,400	35,359,000
General and administrative	16,164,300	15,736,300
Total operating expenses	71,195,300	68,790,000

INTEREST EXPENSE	931,300	1,119,500
OTHER INCOME	(1,559,700)	(1,581,900)

EARNINGS BEFORE INCOME TAXES	9,180,800	7,832,700

INCOME TAXES	2,502,400	2,618,000
NET EARNINGS	$6,678,400	$5,214,700

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.82	$0.64
Diluted	$0.81	$0.64

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,189,149	8,175,996
Diluted	8,196,628	8,181,322
Dividends declared per share	$0.20	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 28,

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity
BALANCE - February 28, 2017	12,082,080	$2,416,400	$8,549,000	$15,499,800	3,901,932	$(11,247,800)	$15,217,400
Exercise of stock options	10,000	2,000	24,300	-	-	-	26,300
Purchases of treasury stock	-	-	-	-	20,138	(98,400)	(98,400)
Sales of treasury stock	-	-	-	-	(9,602)	42,100	42,100
Net earnings	-	-	-	5,214,700	-	-	5,214,700
BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100
Purchases of treasury stock	-	-	-	-	25,171	(256,500)	(256,500)
Sales of treasury stock	-	-	-	-	(40,641)	342,700	342,700
Dividends paid ($0.15/share)	-	-	-	(1,227,900)	-	-	(1,227,900)
Dividends declared ($0.05/share)	-	-	-	(410,100)	-	-	(410,100)
Share-based compensation expense (see Note 9 to the financial statements)	-	-	401,800	-	-	-	401,800
Net earnings	-	-	-	6,678,400	-	-	6,678,400
BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,678,400	$5,214,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,455,800	1,251,000
Deferred income taxes, net	735,700	264,900
Provision for doubtful accounts	74,100	510,900
Provision for inventory valuation allowance	140,700	311,800
Share-based compensation expense	401,800	-
Changes in assets and liabilities:
Accounts receivable	(419,100)	(407,700)
Inventories, net	(7,106,800)	7,079,000
Prepaid expenses and other assets	(337,100)	(412,300)
Accounts payable	2,399,100	(5,096,300)
Accrued salaries and commissions, and other liabilities	694,000	177,400
Deferred revenues	272,600	59,900
Income taxes payable	(1,042,400)	279,400
Total adjustments	(2,731,600)	4,018,000
Net cash provided by operating activities	3,946,800	9,232,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,399,400)	(1,437,700)
Net cash used in investing activities	(1,399,400)	(1,437,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(929,700)	(1,877,000)
Proceeds from long-term debt	-	1,019,000
Cash received from sale of treasury stock	342,700	42,100
Cash used to purchase treasury stock	(256,500)	(98,400)
Cash proceeds from issuance of stock options	-	26,300
Net payments on line of credit	-	(4,882,900)
Dividends paid	(1,227,900)	-
Net cash used in financing activities	(2,071,400)	(5,770,900)
NET INCREASE IN CASH AND CASH EQUIVALENTS	476,000	2,024,100
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,723,300	699,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,199,300	$2,723,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$926,900	$1,116,500
Cash paid for income taxes	$2,874,300	$2,073,600

NON-CASH TRANSACTIONS:
Accrued capital expenditures	$-	$639,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2019 AND 2018

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we,” “our,” “us,” or “the Company”) distributes books and publications through our Usborne Books & More (“UBAM”) and EDC Publishing (“Publishing”) divisions to individual consumers, book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the exclusive U.S. trade co-publisher of books and related items, published by Usborne Publishing Limited (“Usborne”), an England-based publishing company, our largest supplier.  We also publish books and related items through our ownership of Kane Miller Book Publisher (“Kane Miller”).

Stock Split—On July 24, 2018, our Board of Directors authorized a two-for-one stock split in the form of a stock dividend. The stock dividend was distributed on August 22, 2018 to shareholders of record as of August 14, 2018. All share-based data, including the number of shares outstanding, have been retroactively adjusted to reflect the stock split for all periods presented.

Estimates—Our financial statements were prepared in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Reclassifications—Certain reclassifications have been made to the fiscal 2018 balance sheet, statement of earnings, statement of cash flows and footnotes to conform to the classifications used in fiscal 2019.  These reclassifications had no effect on net earnings.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $29.8 million and $15.1 million for the years ended February 28, 2019 and 2018, respectively.  Total inventory purchases for those same periods were approximately $42.8 million and $24.5 million, respectively.  As of February 28, 2019, our outstanding accounts payable due to Usborne was $5.6 million.

A significant portion of our UBAM division sales are facilitated through the use of social media collaboration platforms that allow our consultants to interact in real-time, or near real-time, with customers.  Consultants use these platforms to invite potential customers to “online parties,”  provide book recommendations, answer questions and provide links to other supporting online materials. When a customer is ready to purchase books from the online party, they are redirected from the social media platform to the consultant’s e-commerce site where the order can be placed.

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

Management has estimated an allowance for doubtful accounts of $268,600 and $297,100 as of February 28, 2019 and 2018, respectively. Included within this allowance is $93,900 of reserve for vendor discounts to sell remaining inventory as of February 28, 2019 and 2018.

Inventories—Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the average costing method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company.  The total cost of inventory on consignment, excluding the estimated reserve, with consultants was $1,545,000 and $1,549,300 at February 28, 2019 and 2018, respectively.  The Company has reserved for consignment inventory not expected to be sold or returned of $48,600 and $460,000 as of February 28, 2019 and 2018, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and consultant consignment inventory that is not expected to be sold or returned.  Management estimates the allowance for both current and noncurrent inventory.  The allowance is based on management’s identification of slow-moving inventory and estimated consignment inventory that will not be sold or returned.

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

Impairments of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows.  Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal year 2019 or 2018.

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

Revenue Recognition—Sales are generally recognized and recorded when products are shipped.  Products are shipped FOB shipping point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns, which reduce net sales and costs of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $204,000 and $217,000 as of February 28, 2019 and 2018, respectively, which is included in other current liabilities on the Company’s balance sheet. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $102,000 and $117,000 is included in other current assets on the Company’s balance sheet as of February 28, 2019 and 2018, respectively.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in general and administrative expenses in the statements of earnings, were $629,900 and $546,600 for the years ended February 28, 2019 and 2018, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs were $17,263,000 and $15,990,800 for the years ended February 28, 2019 and 2018, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, were $931,300 and $1,119,500 for the years ended February 28, 2019 and 2018, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Year Ended February 28,
	2019	2018
Earnings per share:
Net earnings applicable to common shareholders	$6,678,400	$5,214,700
Shares:
Weighted average shares outstanding-basic	8,189,149	8,175,996
Assumed exercise of options	7,479	5,326
Weighted average shares outstanding-diluted	8,196,628	8,181,322

Diluted earnings per share:
Basic	$0.82	$0.64
Diluted	$0.81	$0.64

Stock-Based Compensation—We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standard updates (“ASU”) apply to us.

In May 2014, FASB issued ASU No. 2014-09, and amended with ASU No. 2015-14 “Revenue from Contracts with Customers,” (“Topic 606”) which provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of March 1, 2018, using the full retrospective method applied to all contracts. Results for all reporting periods are presented under Topic 606. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its hostess awards program from reporting the net cost of these awards in operating and selling expenses to allocating a portion of the transaction price to the material right and reporting these in gross sales and discounts with the associated costs in cost of goods sold. The new reporting of these awards increases gross sales and increases discounts and allowances for a similar amount, having an immaterial effect on net revenues and no effect on net earnings or retained earnings, but lowering the Company’s gross margin percentage. The Company has also removed the allowance for sales returns from the net accounts receivable amount reported on the balance sheet. The allowance for sales returns has been adjusted to reflect a refund liability and a return asset. The cumulative impact of adoption of the new revenue recognition standard had no impact on our financial position, results of operations and cash flows (See Note 11 to the financial statements).

In February 2016, FASB issued ASU No. 2016-02, “Leases,” which is intended to establish a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We have reviewed the ASU and evaluated the potential impact on our financial statements. As the accounting applied by a lessor is largely unchanged from that applied under the current standard, the Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2016, FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses,” which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means the first quarter of our fiscal year 2021.  We expect the implementation of this ASU will not have a significant impact on our financial position, results of operations and cash flows.

In August 2016, FASB issued ASU No. 2016-15 “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. The new standards required date of adoption is effective for fiscal years beginning after December 15, 2017. This standard was adopted as of March 1, 2018. Adoption of this new standard did not have a material impact on our financial position, results of operations and cash flows.

In May 2017, FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. This ASU is effective for annual periods beginning after December 15, 2017. The new standard is required to be applied prospectively. The guidance was effective March 1, 2018, and the adoption of this ASU did not have a material impact on our financial position, results of operations and cash flows.

2.       INVENTORIES

Inventories consist of the following:

	February 28,
	2019	2018
Current:
Book inventory	$33,494,200	$27,078,600
Inventory valuation allowance	(48,600)	(460,000)
Inventories net - current	$33,445,600	$26,618,600

Noncurrent:
Book inventory	$904,400	$707,700
Inventory valuation allowance	(329,400)	(271,800)
Inventories net - noncurrent	$575,000	$435,900

3.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2019	2018

Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,777,100	1,758,800
Machinery and equipment	7,972,900	7,231,300
Furniture and fixtures	109,000	109,000
	34,288,000	33,528,100
Less accumulated depreciation	(7,123,400)	(5,667,600)
	$27,164,600	$27,860,500

During fiscal years 2018 and 2019, the Company purchased and installed new warehouse equipment and made software enhancements to increase its daily shipping capacity and reduce warehouse labor.

4.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2019	2018

Accrued royalties	$869,200	$791,800
Accrued UBAM incentives	832,100	633,800
Accrued freight	431,400	357,800
Sales tax payable	547,000	557,600
Allowance for expected inventory returns	204,000	217,000
Other	1,294,200	959,900
Total other current liabilities	$4,177,900	$3,517,900

5.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$72,500	$149,600
Inventory overhead capitalization	87,600	69,800
Inventory valuation allowance	13,100	47,200
Inventory valuation allowance – noncurrent	88,900	70,700
Allowance for sales returns	27,500	26,000
Capital loss carryforward	116,200	111,900
Accruals	252,900	141,700
Deferred tax assets	658,700	616,900

Less valuation allowance	(116,200)	(111,900)
Total deferred tax assets	542,500	505,000

Deferred tax liabilities:
Property, plant and equipment	(1,415,100)	(641,900)
Total deferred tax liabilities	(1,415,100)	(641,900)

Net deferred income tax liabilities	$(872,600)	$(136,900)

On December 22, 2017, President Trump signed into law the Tax Act.  Among its provisions, the Tax Act reduces the statutory U.S. Corporate income tax rate from a maximum rate of 35% to 21% effective January 1, 2018. The Tax Act also provides for accelerated deductions of certain capital expenditures made after September 27, 2017 through bonus depreciation.  Upon the enactment of the Tax Act in fiscal 2018, we recorded a reduction in our deferred income tax liabilities of $43,200 for the effect of the aforementioned change in the U.S. statutory income tax rate.  The application of the Tax Act may change due to regulations subsequently issued by the U.S. Treasury Department.

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

The amount of the deferred tax asset considered realizable, however, could be adjusted if future capital gains are generated during the carryforward period which ended February 28, 2019.  Management has determined that no valuation allowance is necessary to reduce the carrying value of other deferred tax assets as it is “more likely than not” that such assets are realizable.

The components of income tax expense are as follows:

	February 28,
	2019	2018
Current:
Federal	$1,253,600	$1,964,700
State	513,100	388,400
	1,766,700	2,353,100
Deferred:
Federal	674,500	239,800
State	61,200	25,100
	735,700	264,900
Total income tax expense	$2,502,400	$2,618,000

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 28,
	2019	2018
U.S. federal statutory income tax rate	21.0%	31.8%
U.S. state and local income taxes–net of federal benefit	4.7%	4.0%
Other	1.6%	(2.4%)
Total income tax expense	27.3%	33.4%

Our U.S. federal statutory income tax rate declined from 34.0% to 21.0% as of January 1, 2018.  As our fiscal year ends February 28, our federal effective tax rate for fiscal 2018 was a blended rate of 31.8%.  We file our tax returns in the U.S. and certain state jurisdictions in which we have nexus. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2017.

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

6.        EMPLOYEE BENEFIT PLAN

We have a profit-sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $133,300 and $89,400 during the fiscal years ended February 28, 2019 and 2018, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from treasury stock amounted to 40,641 net shares and 9,602 net shares during the fiscal years ended February 28, 2019 and 2018, respectively.

7.        COMMITMENTS

In connection with the purchase our 400,000 square-foot facility on 40-acres, in 2015, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility.  The lease is being accounted for as an operating lease.

The cost of the leased space upon acquisition, and as of February 28, 2019, was estimated at $10,159,000.  The accumulated depreciation associated with the leased assets was $1,139,700 and $789,100 for the fiscal years ended February 28, 2019 and 2018, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net in the balance sheets.

The lessee pays $112,200 per month, through the lease anniversary date of December 2019, with a 2.0% annual increase adjustment on each anniversary date thereafter.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income on the statements of earnings.

The following table reflects future minimum rental income payments under the non-cancellable portion of this lease as of February 28, 2019:

Year Ending February 28 (29),

2020	$1,351,300
2021	1,378,300
2022	1,405,900
2023	1,434,000
2024	1,462,700
Thereafter	10,806,600
Total	$17,838,800

At February 28, 2019, we had outstanding purchase commitments for inventory totaling $13,324,800, which is due during fiscal year 2020.  Of these commitments, $8,825,600 were with Usborne, $4,489,400 with various Kane Miller publishers and the remaining $9,800 with other suppliers.

Rent expense for the year ended February 28, 2019 and 2018, was $18,800 and $17,200, respectively.  The current lease on the property extends through 2021.

8.        DEBT

Debt consists of the following:

	February 28,
	2019	2018

Line of credit	$-	$-

Long-term debt	$19,776,600	$20,706,300
Less current maturities	(945,900)	(881,200)
Long-term debt, net of current maturities	$18,830,700	$19,825,100

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Tranche B interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.99% at February 28, 2019).  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Tranche A were $11,984,100 and $12,453,300 at February 28, 2019 and 2018, respectively.  The outstanding borrowings on Tranche B were $4,479,700 and $4,657,700 at February 28, 2019 and 2018, respectively.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.99% at February 28, 2019).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2019 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.99% at February 28, 2019).  The outstanding borrowings on Term Loan #2 were $3,312,800 and $3,595,100 at February 28, 2019 and 2018, respectively.  We had no borrowings outstanding on line of credit at February 28, 2019 and 2018.  Available credit under the revolving credit agreement was $12,439,300 at February 28, 2019 and $9,424,000 at February 28, 2018.

The Tranche B, line of credit and Term Loan #2 all accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio which is payable monthly.  The current pricing tier is as follows:

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

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modifies the Loan Agreement, extending the termination date until August 15, 2019, reduces the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, establishes a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity, releases the personal Guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also includes an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modifies the Loan Agreement, removing the covenant prohibiting the Company from repurchasing its shares, subject to certain conditions.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2019, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. We had no letters of credit outstanding for the year ended February 28, 2019.

The Loan Agreement also contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibits mergers or consolidation, disallow additional debt, and limit the amount of investments, capital expenditures, leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$945,900
2021	988,600
2022	1,038,100
2023	1,087,600
2024	1,139,500
Thereafter	14,576,900
$19,776,600

9.        STOCK-BASED COMPENSATION

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 2,000,000 stock options. Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  Options outstanding at February 28, 2019 expire in December 2019.

A summary of the status of our 2002 Plan as of February 28, 2019 and 2018, and changes during the years then ended is presented below:

	February 28,
	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	10,000	$2.63	20,000	$2.63
Exercised	-	-	10,000	2.63
Expired	-	-	-	-
Outstanding at end of year	10,000	$2.63	10,000	$2.63

At February 28, 2019, all options outstanding are exercisable with an aggregate intrinsic value of $54,300 and weighted-average remaining contractual terms of options outstanding of 0.8 years.

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan establishes up to 600,000 shares of restricted stock which can be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 and 2021.  The first award of 200,000 shares of restricted stock will be made for exceeding the initial annual net revenues target of $100,000,000.  The second award of an additional 200,000 shares of restricted stock will begin to be awarded for exceeding annual net revenues of $112,500,000 up to the full award of shares for reaching the second targeted annual net revenues of $130,000,000.  The third award of 200,000 shares of restricted stock will begin to be awarded for exceeding annual net revenues of $146,250,000 up to the full award of shares for reaching the third targeted annual net revenues of $160,000,000.  Should the Company’s annual net revenues exceed $160,000,000 in any of the three years under the plan, the 2019 LTI Plan calls for the full award of the 600,000 shares of restricted stock to be issued.  Awards of restricted stock will be made based on interpolation for years that net revenues exceed an established net revenues target but do not fully reach the next net revenues target.  Net revenues under the 2019 LTI Plan is defined as gross sales, less discounts plus transportation revenue, similarly as presented on the Company’s Statement of Earnings.  Awards of shares will be delayed if the Company does not achieve a minimum pre-tax profit of 3.0% in any fiscal year.  Delayed awards will be made to participants upon the Company achieving the minimum profitability during the next completed fiscal year. Restricted shares granted under the 2019 LTI Plan “cliff vest” after five years of continued employment.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  During fiscal year 2019, the Company recognized $401,800 of compensation expense associated with the shares granted. The remaining compensation expense for these awards, totaling approximately $2,660,500, will be recognized ratably over the remaining vesting period of approximately 48 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Year Ended February 28,
	2019	2018

Share-based compensation expense	$401,800	$-

10.        STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to repurchase up to an additional 1,000,000 shares of our common stock under the plan initiated in 1998 (“amended 2008 plan”).  On February 4, 2019, the Board of Directors replaced the amended 2008 plan with a new plan which authorized us to repurchase up to 800,000 of outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity swap transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). The Company received approval for the new plan from its primary lender, which removed certain restrictions on share repurchases outlined in the fourth amendment and added other restrictions outlined in the ninth amendment to the Company’s Loan Agreement (see Note 8 to the financial statements).

During fiscal year 2019, and prior to February 4, 2019, we purchased 16,805 shares at an average price of $11.31 per share totaling approximately $190,100 under the amended 2008 stock repurchase plan. Between February 4 and February 28, 2019, we purchased 8,366 shares at an average price of $7.93 per share totaling approximately $66,400 under the new 2019 stock repurchase plan.

11.        REVENUE RECOGNITION

Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers and publishing retail outlets. Revenues are recognized at shipping point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred. Shipping and handling fees are recorded as operating and selling expenses when the product is shipped and revenue is recognized. The Company estimates product returns based on historical return rates. The majority of the Company's contracts have a single performance obligation and are short term in nature. Sales taxes, that are collected from customers and remitted to governmental authorities, are accounted for on a net basis and therefore are excluded from net sales.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On March 1, 2018, the Company adopted Topic 606, as prescribed by the FASB, using the full retrospective method. Results for all reporting periods are presented under Topic 606.

There was no change to net earnings or retained earnings due to the adoption of Topic 606, with the impact primarily related to the recording of our hostess awards program in gross sales and discounts and allowances, as opposed to recording the net costs in operating and selling expenses.

Disaggregation of Revenue

Refer to Note 13 – Business Segments for revenue by segment.

Arrangements with Multiple Performance Obligations

Certain contracts associated with the hostess awards program include sales incentives, such as discounted or free products. These incentives provide a separate performance obligation in the contract and material right to the customer. The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right. As our sales incentives are delivered with the associated products ordered, there is no deferral required. Revenue allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statement of earnings.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Impact on Financial Statements

As a result of applying Topic 606, the impact to the Company’s balance sheet as of February 28, 2018 was as follows:

			Without
	As Reported	Adjustments	Adoption
ASSETS
Accounts receivable-Net	$2,913,700	$(99,900)	$2,813,800
Inventories-Net	26,618,600	(100)	26,618,500
Prepaid expenses and other assets	1,259,000	(117,000)	1,142,000
Total current assets	33,514,600	(217,000)	33,297,600

TOTAL ASSETS	61,837,900	(217,000)	61,620,900

LIABILITIES
Other current liabilities	3,517,900	(217,000)	3,300,900
Total liabilities	41,435,800	(217,000)	41,218,800

As a result of applying Topic 606, the impact to the Company’s statement of earnings for the year ended February 28, 2018 was as follows:

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$139,040,400	$(13,193,200)	$125,847,200
Less discounts and allowances	(38,103,500)	13,174,700	(24,928,800)
Transportation revenue	11,047,700	-	11,047,700
NET REVENUES	111,984,600	(18,500)	111,966,100
COST OF GOODS SOLD	35,824,300	(4,893,000)	30,931,300
Gross margin	76,160,300	4,874,500	81,034,800

OPERATING EXPENSE:
Operating and selling	17,694,700	4,876,500	22,571,200
Sales commissions	35,359,000	-	35,359,000
General and administrative	15,736,300	-	15,736,300
Total operating expenses	68,790,000	4,876,500	73,666,500

INTEREST EXPENSE	1,119,500	-	1,119,500
OTHER INCOME	(1,581,900)	(2,000)	(1,583,900)

EARNINGS BEFORE INCOME TAXES	7,832,700	-	7,832,700

INCOME TAXES	2,618,000	-	2,618,000
NET EARNINGS	$5,214,700	$-	$5,214,700

As a result of applying Topic 606, the impact to the Company’s operating results by reporting segment for the year ended February 28, 2018 was as follows:

UBAM

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$121,364,700	$(13,193,900)	$108,170,800
Less discounts and allowances	(28,657,900)	13,175,400	(15,482,500)
Transportation revenue	11,010,300	-	11,010,300
NET REVENUES	103,717,100	(18,500)	103,698,600
COST OF GOODS SOLD	31,132,800	(4,893,000)	26,239,800
Gross margin	72,584,300	4,874,500	77,458,800

OPERATING EXPENSE:
Operating and selling	14,509,500	4,875,500	19,385,000
Sales commissions	35,043,200	-	35,043,200
General and administrative	3,602,000	-	3,602,000
Total operating expenses	53,154,700	4,875,500	58,030,200
OPERATING INCOME	$19,429,600	$(1,000)	$19,428,600

Publishing

			Without
	As Reported	Adjustments	Adoption
GROSS SALES	$17,675,700	$700	$17,676,400
Less discounts and allowances	(9,445,600)	(700)	(9,446,300)
Transportation revenue	37,400	-	37,400
NET REVENUES	8,267,500	-	8,267,500
COST OF GOODS SOLD	4,691,500	-	4,691,500
Gross margin	3,576,000	-	3,576,000

OPERATING EXPENSE:
Operating and selling	987,500	-	987,500
Sales commissions	315,700	-	315,700
General and administrative	509,600	-	509,600
Total operating expenses	1,812,800	-	1,812,800
OPERATING INCOME	$1,763,200	$-	$1,763,200

12.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2019 and 2018.

	Net Revenues	Gross Margin	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
2019
First quarter	$30,022,300	$20,352,600	$1,816,600	$0.22	$0.22
Second quarter	24,681,000	16,218,300	1,490,700	0.18	0.18
Third quarter	40,482,600	27,341,000	2,815,600	0.34	0.34
Fourth quarter	23,625,400	15,835,800	555,500	0.08	0.07
Total year	$118,811,300	$79,747,700	$6,678,400	$0.82	$0.81

2018
First quarter	$26,941,200	$18,342,400	$1,225,300	$0.15	$0.15
Second quarter	24,186,900	16,536,600	1,036,900	0.13	0.13
Third quarter	38,909,900	26,698,200	2,128,400	0.26	0.26
Fourth quarter	21,946,600	14,583,100	824,100	0.10	0.10
Total year	$111,984,600	$76,160,300	$5,214,700	$0.64	$0.64

13.        BUSINESS SEGMENTS

We have two reportable segments: Publishing and UBAM. These reportable segments offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and our internal tele-sales group. Our UBAM segment markets its products through a network of independent sales consultants using a combination of internet sales, direct sales, home shows and book fairs.

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

Information by industry segment for the years ended February 28, 2019 and 2018 is set forth below:

NET REVENUES

	2019	2018
Publishing	$10,430,000	$8,267,500
UBAM	108,381,300	103,717,100
Total	$118,811,300	$111,984,600

EARNINGS (LOSS) BEFORE INCOME TAXES

	2019	2018
Publishing	$2,885,800	$1,763,200
UBAM	19,250,100	19,429,600
Other	(12,955,100)	(13,360,100)
Total	$9,180,800	$7,832,700

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our line of credit is estimated by management to approximate the carrying value of $0 at February 28, 2019 and 2018.  The estimated fair value of our term notes payable is estimated by management to approximate $19,123,700 and $19,454,500 at February 28, 2019 and 2018, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.        DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 28, 2019 are recorded as deferred revenues on the balance sheet. We received approximately $965,600 and $693,000 at February 28, 2019 and 2018, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the year end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal year.

16.     SUBSEQUENT EVENTS

On May 21, 2019, the Board of Directors of EDC approved a $0.05 dividend that will be paid to shareholders of record on Tuesday, June 4, 2019.