Form 10-K/A
period 2019-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2019-06-12
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART II
Item 8.	Financial Statements and Supplementary Data	5

PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Educational Development Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended February 28, 2019, which was filed with the Securities and Exchange Commission on May 29, 2019 (the “Original Report”).  The sole purpose of this Amendment No. 1 is to amend and restate the Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) included in the Original Report to correct typographical errors in reference to the two-year period covered by the Auditor’s Report.  This Amendment No. 1 does not in any way change the conclusions expressed by HoganTaylor LLP in the Original Report, or any other disclosure included in Part II, Item 8 or Part IV, Item 15 of the Original Report.

In accordance with applicable Securities and Exchange Commission rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of this Amendment No. 1 reflects a new consent of HoganTaylor LLP (Exhibit 23.1) and currently dated certifications from the Company’s Chief Executive Officer (Exhibits 31.1 and 32.1) and Chief Financial Officer (Exhibits 31.2 and 32.1).

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Report, including any of the financial information disclosed in Part II, Item 8 or Part IV, Item 15 of the Original Report, and does not purport to reflect any information or events subsequent to the filing thereof.

This Amendment No. 1 speaks as of the original filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report.

PART II

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 begins at page 7.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	June 12, 2019	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2019 and 2018, and the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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