Form 10-Q
period 2019-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2019-07-15
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Avenue, Tulsa, Oklahoma	74146
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (918) 622-4522

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.20 par value	EDUC	NASDAQ
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 11, 2019, there were 8,434,999 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 28, 2019 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
ASSETS	2019	2019
CURRENT ASSETS
Cash and cash equivalents	$1,402,400	$3,199,300
Accounts receivable, less allowance for doubtful accounts of $368,800 (May 31) and $268,600 (February 28)	3,075,600	3,258,800
Inventories - Net	33,507,900	33,445,600
Prepaid expenses and other assets	1,089,900	1,603,500
Total current assets	39,075,800	41,507,200

INVENTORIES - Net	556,000	575,000

PROPERTY, PLANT AND EQUIPMENT - Net	26,927,700	27,164,600

OTHER ASSETS	72,500	19,500

TOTAL ASSETS	$66,632,000	$69,266,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,043,700	$14,228,600
Deferred revenues	388,900	965,600
Current maturities of long-term debt	944,900	945,900
Accrued salaries and commissions	1,926,700	2,039,000
Income taxes payable	1,191,500	756,400
Dividends payable	408,900	410,100
Other current liabilities	3,292,700	4,177,900
Total current liabilities	20,197,300	23,523,500

LONG-TERM DEBT - Net of current maturities	18,593,900	18,830,700
DEFERRED INCOME TAXES - Net	820,800	872,600
OTHER LONG-TERM LIABILITIES	148,600	109,000
Total liabilities	39,760,600	43,335,800

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,092,080 (May 31 and February 28) shares; Outstanding 8,177,294 (May 31) and 8,195,082 (February 28) shares	2,418,400	2,418,400
Capital in excess of par value	9,209,500	8,975,100
Retained earnings	26,709,600	25,754,900
	38,337,500	37,148,400
Less treasury stock, at cost	(11,466,100)	(11,217,900)
Total shareholders' equity	26,871,400	25,930,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,632,000	$69,266,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2019	2018
GROSS SALES:	$36,473,700	$39,074,800
Less discounts and allowances	(11,331,400)	(11,901,400)
Transportation revenue	2,445,100	2,848,900
NET REVENUES	27,587,400	30,022,300
COST OF GOODS SOLD	9,056,200	9,669,700
Gross margin	18,531,200	20,352,600

OPERATING EXPENSE:
Operating and selling	4,383,900	4,752,200
Sales commissions	8,533,000	9,373,100
General and administrative	3,938,200	3,892,500
Total operating expenses	16,855,100	18,017,800

INTEREST EXPENSE	232,000	213,400
OTHER INCOME	(402,400)	(374,400)

EARNINGS BEFORE INCOME TAXES	1,846,500	2,495,800

INCOME TAXES	482,900	679,200
NET EARNINGS	$1,363,600	$1,816,600

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,184,272	8,177,190
Diluted	8,191,062	8,185,008
Dividends declared per share	$0.05	$0.05

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500

Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	$2,418,400	$9,209,500	$26,709,600	3,914,786	$(11,466,100)	$26,871,400

FOR THE THREE MONTHS ENDED MAY 31, 2018

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100

Purchases of treasury stock	-	-	-	-	2,846	(29,600)	(29,600)
Sales of treasury stock	-	-	-	-	(3,302)	25,100	25,100
Dividends declared ($0.05/share)	-	-	-	(409,000)	-	-	(409,000)
Net earnings	-	-	-	1,816,600	-	-	1,816,600
BALANCE - May 31, 2018	12,092,080	$2,418,400	$8,573,300	$22,122,100	3,912,012	$(11,308,600)	$21,805,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,363,600	$1,816,600
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	366,200	352,800
Deferred income taxes, net	(51,800)	188,100
Provision for doubtful accounts	103,500	85,000
Provision for inventory valuation allowance	117,300	92,100
Share-based compensation expense	166,300	-
Changes in assets and liabilities:
Accounts receivable	79,700	56,400
Inventories	(160,600)	(1,243,600)
Prepaid expenses and other assets	460,600	299,800
Accounts payable	(2,184,900)	1,366,700
Accrued salaries and commissions, and other liabilities	(957,900)	(482,200)
Deferred revenues	(576,700)	(250,600)
Income taxes payable	435,100	486,400
Total adjustments	(2,203,200)	950,900
Net cash provided by (used in) operating activities	(839,600)	2,767,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(129,300)	(804,100)
Net cash used in investing activities	(129,300)	(804,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(237,800)	(251,300)
Cash received from sale of treasury stock	122,400	25,100
Cash used to purchase treasury stock	(302,500)	(29,600)
Dividends paid	(410,100)	-
Net cash used in financing activities	(828,000)	(255,800)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,796,900)	1,707,600
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,199,300	2,723,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,402,400	$4,430,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$232,000	$229,300
Cash paid for income taxes (net of refunds)	$100,200	$(6,100)

NON-CASH TRANSACTIONS
Accrued capital expenditures	$-	$33,300

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2019 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

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

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented below, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2019 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on March 1, 2019, and it did not have a material impact on our condensed financial position, results of operations or cash flows. Adoption of this ASU resulted in an increase in our assets and liabilities by approximately $52,900 due to the recognition of right of use assets and lease liabilities. See Note 3 – Leases for our lease disclosures.

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses”, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 in the first quarter of fiscal 2020. The adoption of this ASU did not have a material impact on the Company’s condensed financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020. The adoption of this ASU did not have a material impact on the Company’s condensed financial position, results of operations or cash flows.

Note 2 – INVENTORIES

Inventories consist of the following:

	2019
	May 31,	February 28,
Current:
Book inventory	$33,646,400	$33,494,200
Inventory valuation allowance	(138,500)	(48,600)
Inventories net - current	$33,507,900	$33,445,600

Noncurrent:
Book inventory	$892,000	$904,400
Inventory valuation allowance	(336,000)	(329,400)
Inventories net - noncurrent	$556,000	$575,000

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $5.9 million and $7.6 million for the three months ended May 31, 2019 and 2018, respectively. Total inventory purchases from all suppliers were $9.2 million and $11.0 million for the three months ended May 31, 2019 and 2018, respectively.

Note 3 – LEASES

As of March 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method of adoption. We elected to use the transition option that allows us to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment (if any) to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, ASC 840. ASC 842 requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for operating leases. For lessors, the new accounting model remains largely the same, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance, ASC 606, Revenue from Contracts with Customers. Our adoption of ASC 842 did not result in any adjustments to retained earnings.

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842.  Our lessee arrangement includes a rental agreement where we have exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our lessor arrangements include two rental agreements for warehouse and office space in Tulsa, Oklahoma, and both qualify as operating leases under ASC 842.

In accordance with ASC 842, we have made an accounting policy election to not apply the new standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We will continue to account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset.

We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components are not material and do not result in significant timing differences in the recognition of rental expenses or income.

In addition, the Company elected the package of practical expedients upon adoption which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs.

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the condensed balance sheets, for each lease, valued at the lease liability, adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2019, are as follows:

Year ending February 28 (29),
2020	$9,600
2021	13,200
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	59,100
Present value discount	(6,200)
Total operating lease liability	$52,900

The following table provides further information about our operating leases as of and for the three months ended May 31, 2019:

Current lease liability	$13,300
Long-term lease liability	$39,600
Right-of-use asset	$52,900

Fixed lease cost	$3,100
Operating cash flows – operating lease	$3,100
Remaining lease term (months)	52
Discount rate	4.60%

Rent expense was $2,700 for first quarter of fiscal 2019 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our condensed statements of earnings. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with terms greater than one year as of May 31, 2019 are estimated as follows:

Year ending February 28 (29),
2020	$1,041,600
2021	1,414,300
2022	1,441,900
2023	1,470,000
2024	1,471,700
Thereafter	10,806,600
Total	$17,646,100

The cost of the leased space was approximately $10,359,900 as of May 31, 2019 and February 28, 2019.  The accumulated depreciation associated with the leased assets was $1,323,500 and $1,233,400 as of May 31, 2019 and February 28, 2019, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2019
	May 31,	February 28,

Line of credit	$-	$-

Long-term debt	$19,538,800	$19,776,600
Less current maturities	(944,900)	(945,900)
Long-term debt, net of current maturities	$18,593,900	$18,830,700

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.95% at May 31, 2019). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.95% at May 31, 2019).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2019 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.95% at May 31, 2019).

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA Ratio, which is payable monthly. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	325.00
II	>1.50 but <2.00	300.00
III	>1.00 but <1.50	275.00
IV	<1.00	250.00

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balances of Tranche A and Tranche B Term Loans.  EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses, reduced by rental income.  The $15.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

We had no borrowings outstanding on our revolving credit agreement at May 31, 2019 and February 28, 2019. Available credit under the revolving credit agreement was $12,567,900 and $12,439,300 at May 31, 2019 and February 28, 2019, respectively.

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

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2019, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. For the quarter ended May 31, 2019, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require us to maintain specified financial ratios; restricts transactions with related parties; prohibits mergers or consolidation; disallows additional debt; and limits the amount of investments, capital expenditures and leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$705,900
2021	988,400
2022	1,038,000
2023	1,087,500
2024	1,139,400
Thereafter	14,579,600
Total	$19,538,800

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended May 31,
	2019	2018
Earnings per share:
Net earnings applicable to common shareholders	$1,363,600	$1,816,600
Shares:
Weighted average shares outstanding-basic	8,184,272	8,177,190
Assumed exercise of options	6,790	7,818

Weighted average shares outstanding-diluted	8,191,062	8,185,008

Diluted earnings per share:
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

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

The Company has outstanding stock options under the 2002 Employee Incentive Stock Option Plan totaling 10,000 shares. No options have been exercised in the three months ended May 31, 2019. All options outstanding at May 31, 2019 expire in December 2019.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  During fiscal year 2019, the Company recognized $401,800 of compensation expense associated with the shares granted. During the first fiscal quarter of 2020, the Company recognized $166,300 of compensation expense associated with the shares granted in fiscal year 2019. The remaining compensation expense for these awards, totaling approximately $2,494,200, will be recognized ratably over the remaining vesting period of approximately 45 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2019	2018

Share-based compensation expense	$166,300	$-

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $4,212,200 and $4,399,000 for the three months ended May 31, 2019 and 2018, respectively.

Note 8 – BUSINESS SEGMENTS

We have two reportable segments: Publishing and Usborne Books & More (“UBAM”). These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, through commissioned sales representatives, trade and specialty wholesalers and our internal tele-sales group. Our UBAM segment markets its products through a network of independent sales consultants using a combination of internet sales, direct sales, home shows and book fairs.

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

Information by reporting segment for the three-month periods ended May 31, 2019 and 2018, follows:

NET REVENUES

	Three Months Ended May 31,
	2019	2018
Publishing	$2,339,300	$2,306,200
UBAM	25,248,100	27,716,100
Total	$27,587,400	$30,022,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2019	2018
Publishing	$635,700	$506,300
UBAM	4,369,000	5,099,000
Other	(3,158,200)	(3,109,500)
Total	$1,846,500	$2,495,800

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $19,234,600 and $19,123,700 at May 31, 2019 and February 28, 2019, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of our first fiscal quarter that were not shipped as of May 31, 2019 are recorded as deferred revenues on the condensed balance sheet. We received approximately $388,900 at May 31, 2019 in payments for sales orders which were, or will be, shipped out subsequent to the quarter end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal quarter.

Note 11 – SUBSEQUENT EVENTS

On July 11, 2019, our Board of Directors declared a distribution of $0.05 per share of common stock. This cash distribution will be paid on or about September 10, 2019 to shareholders of record on August 20, 2019.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating shipment delays, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2019 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended May 31,
	2019	2018
Net revenues	$27,587,400	$30,022,300
Cost of goods sold	9,056,200	9,669,700
Gross margin	18,531,200	20,352,600

Operating expenses
Operating and selling	4,383,900	4,752,200
Sales commissions	8,533,000	9,373,100
General and administrative	3,938,200	3,892,500
Total operating expenses	16,855,100	18,017,800

Other (income) expense
Interest expense	232,000	213,400
Other income	(402,400)	(374,400)
Earnings before income taxes	1,846,500	2,495,800

Income taxes	482,900	679,200
Net earnings	$1,363,600	$1,816,600

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2019

Total operating expenses not associated with a reporting segment remained consistent at $3.3 million for the three-month period ending May 31, 2019, compared to the same quarterly period a year ago.

Interest expense remained consistent at $0.2 million for the three months ended May 31, 2019 compared to the same quarterly period a year ago.

Income taxes decreased $0.2 million to $0.5 million for the three months ended May 31, 2019, from $0.7 million for the same quarterly period a year ago. Our effective tax rate was 26.2% for the quarter ended May 31, 2019, and 27.2% for the quarter ended May 31, 2018. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2019

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended May 31,
	2019	2018
Gross sales	$31,428,800	$34,158,600
Less discounts and allowances	(8,619,900)	(9,283,800)
Transportation revenue	2,439,200	2,841,300
Net revenues	25,248,100	27,716,100

Cost of goods sold	7,798,800	8,424,500
Gross margin	17,449,300	19,291,600

Operating expenses
Operating and selling	3,643,000	3,949,300
Sales commissions	8,440,300	9,286,800
General and administrative	997,000	956,500
Total operating expenses	13,080,300	14,192,600

Operating income	$4,369,000	$5,099,000

Average number of active consultants	31,600	35,100

UBAM first quarter net revenues decreased $2.5 million, or 9.0%, from $27.7 million reported in the first quarter of fiscal 2019, to $25.2 million reported in the first quarter of fiscal 2020. UBAM net revenues decreased primarily due to the reduced number of average active sales consultants selling our product between the common quarters. The average number of active consultants in the first quarter of fiscal 2020 was 31,600, a reduction of 3,500, or 10.0%, from 35,100 average active consultants selling in the first quarter of fiscal 2019.  During February 2018, UBAM offered a recruiting special that added 8,800 new active consultants.  This resulted in a large increase in the average active consultants selling during the first quarter of fiscal 2019.  Since that period, our average active consultant count has remained consistent between approximately 30,000 and 33,000.  We continue to face obstacles growing our number of active consultants due to challenging market conditions including: record low unemployment, increased recruiting competition from other non-traditional employment options outside of the direct selling industry and the normal turnover of consultants associated with the direct sales industry.

Gross margin decreased $1.8 million, or 9.3%, during the three-month period ending May 31, 2019, when compared to the same quarter a year ago, due primarily to a decrease in net revenues. Gross margin, as a percentage of net revenues, decreased to 69.1% for the three-month period ending May 31, 2019 when compared to 69.6% the same period a year ago. The decrease in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $1.1 million, or 7.7%, to $13.1 million during the three-month period ending May 31, 2019, when compared to $14.2 million reported in the same quarter a year ago. The decrease in operating expenses was primarily due to a decrease in freight costs and sales commissions associated with the decrease in net revenues. General and administrative expenses remained consistent at $1.0 million reported during the three months ended May 31, 2019 and 2018.

Operating income of the UBAM segment decreased $0.7 million, or 13.7%, to $4.4 million during the three-month period ending May 31, 2019 as compared to $5.1 million from the same period a year ago. The decrease in operating income was primarily due to a decrease in UBAM net revenues.

Publishing Operating Results for the Three Months Ended May 31, 2019

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended May 31,
	2019	2018
Gross sales	$5,044,900	$4,916,200
Less discounts and allowances	(2,711,500)	(2,617,600)
Transportation revenue	5,900	7,600
Net revenues	2,339,300	2,306,200

Cost of goods sold	1,257,400	1,245,200
Gross margin	1,081,900	1,061,000

Total operating expenses	446,200	554,700

Operating income	$635,700	$506,300

Our Publishing division’s net revenues remained consistent at $2.3 million for the three-month periods ending May 31, 2019 and 2018.

Gross margin remained consistent at $1.1 million during the three-month periods ending May 31, 2019 and 2018. Gross margin, as a percentage of net revenues, increased to 46.2% during the three-month period ending May 31, 2019, from 46.0% reported in the same quarter a year ago. The increase in gross margin resulted from a change in customer mix, as certain sales agreements with specific customers have higher gross margin due to lower discounts, and a change in product mix, as different products have higher gross margin due to lower product costs.

Total operating expenses of the Publishing segment decreased $0.2 million, to $0.4 million during the three-month period ending May 31, 2019 as compared to $0.6 million from the same period a year ago.  This decrease primarily resulted from less promotions and marketing expenses incurred during the first quarter of fiscal 2020, when compared to the same period last year.

Operating income of the Publishing segment increased $0.1 million, or 20.0%, to $0.6 million during the three-month period ending May 31, 2019 when compared to $0.5 million reported in the same period a year ago. The increase in operating income was primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. We also use available cash to pay down outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock. We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary.

During the first three months of fiscal 2020, we experienced cash outflow from our operations of $839,600. Cash flows resulted from the following items:

•	net earnings of $1,363,600,
•	a decrease in prepaid expenses and other assets of $460,600,
•	an increase in net income taxes payable of $435,100,
•	depreciation expense of $366,200,
•	share-based compensation expense of $166,300,
•	an increase in the provision for inventory valuation allowance of $117,300,
•	an increase in the provision for doubtful accounts of $103,500, and
•	a decrease in accounts receivable of $79,700.

Offset by:

•	a decrease in accounts payable of $2,184,900,
•	a decrease in accrued salaries and commissions, and other liabilities of $957,900,
•	a decrease in deferred revenues of $576,700,
•	an increase in inventories of $160,600, and
•	a decrease in deferred income tax liability of $51,800.

Cash used in investing activities was $129,300 for capital expenditures, which was primarily comprised of improvements to upgrade our e-commerce and consultant facing websites used in our UBAM division.

Cash used in financing activities was $828,000, which was comprised of payments on long-term debt of $237,800, dividends paid of $410,100, $302,500 used to purchase treasury stock, offset by sales of treasury stock generating $122,400.

During fiscal year 2020, we continue to expect our cash from operations, along with our line of credit with our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to replace inventory, to liquidate existing debt and any excess cash is expected to be distributed to our shareholders or used to purchase available shares on the market.

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

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, established a new $3 million advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement which removed the covenant prohibiting the Company from repurchasing its shares and identified certain limitations on the amount of funds that the Company could use to repurchase shares.

We had no borrowings on our revolving credit agreement at May 31, 2019 and February 28, 2019. Available credit under the revolving credit agreement was $12.6 million at May 31, 2019.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.95% at May 31, 2019).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of May 31, 2019, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$705,900
2021	988,400
2022	1,038,000
2023	1,087,500
2024	1,139,400
Thereafter	14,579,600
Total	$19,538,800

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of May 31, 2019 and February 28, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated and included an allowance for doubtful accounts of $0.4 million at May 31, 2019, and $0.3 million at February 28, 2019. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of May 31, 2019 and February 28, 2019.

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

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $0.9 million at May 31, 2019 and February 28, 2019, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 11% of our active consultants maintained consignment inventory at the end of the first fiscal quarter 2020.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.5 million at May 31, 2019 and February 28, 2019.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.5 million and $0.4 million as of May 31, 2019 and February 28, 2019, respectively.

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

The restricted share awards granted under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) contain both service and performance conditions. The Company recognizes share-based compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date. During the first fiscal quarter of 2020, the Company recognized $0.2 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2019. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that May be Repurchased under the Plan (1)

March 1 - 31, 2019	19,333	$7.86	19,333	772,301
April 1 - 30, 2019	15,067	8.44	15,067	757,234
May 1 - 31, 2019	2,559	9.03	2,559	754,675
Total	36,959	$8.18	36,959

(1)

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: July 15, 2019                                                 By     /s/ Randall W. White

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