Form 10-Q
period 2019-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2019-10-15
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 000-04957

EDUCATIONAL DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-0750007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 South 122nd East Ave, Tulsa, Oklahoma	74146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 622-4522

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.20 par value	EDUC	NASDAQ
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 8, 2019, there were 8,467,379 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
ASSETS	2019	2019
CURRENT ASSETS
Cash and cash equivalents	$966,800	$3,199,300
Accounts receivable, less allowance for doubtful accounts of $311,700 (August 31) and $268,600 (February 28)	3,498,700	3,258,800
Inventories - Net	35,619,700	33,445,600
Prepaid expenses and other assets	1,008,400	1,603,500
Total current assets	41,093,600	41,507,200

INVENTORIES - Net	658,600	575,000

PROPERTY, PLANT AND EQUIPMENT - Net	26,714,500	27,164,600

OTHER ASSETS	70,000	19,500

TOTAL ASSETS	$68,536,700	$69,266,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,180,700	$14,228,600
Line of credit	1,056,100	-
Deferred revenues	751,900	965,600
Current maturities of long-term debt	927,200	945,900
Accrued salaries and commissions	1,751,500	2,039,000
Income taxes payable	1,070,400	756,400
Dividends payable	422,300	410,100
Other current liabilities	2,538,600	4,177,900
Total current liabilities	21,698,700	23,523,500

LONG-TERM DEBT - Net of current maturities	18,377,300	18,830,700
DEFERRED INCOME TAXES - Net	1,000,200	872,600
OTHER LONG-TERM LIABILITIES	146,100	109,000
Total liabilities	41,222,300	43,335,800

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,400,080 (August 31) and 12,092,080 (February 28) shares; Outstanding 8,447,898 (August 31) and 8,195,082 (February 28) shares	2,480,000	2,418,400
Capital in excess of par value	9,368,100	8,975,100
Retained earnings	27,294,900	25,754,900
	39,143,000	37,148,400
Less treasury stock, at cost	(11,828,600)	(11,217,900)
Total shareholders' equity	27,314,400	25,930,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$68,536,700	$69,266,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
GROSS SALES	$32,541,700	$33,013,600	$69,015,400	$72,088,400
Less discounts and allowances	(10,241,000)	(10,444,700)	(21,572,400)	(22,346,100)
Transportation revenue	2,137,300	2,112,100	4,582,400	4,961,000
NET REVENUES	24,438,000	24,681,000	52,025,400	54,703,300
COST OF GOODS SOLD	8,046,400	8,462,700	17,102,600	18,132,400
Gross margin	16,391,600	16,218,300	34,922,800	36,570,900

OPERATING EXPENSES
Operating and selling	4,192,500	3,261,600	8,576,400	8,013,800
Sales commissions	7,263,100	7,313,000	15,796,100	16,686,100
General and administrative	3,717,600	3,738,400	7,655,800	7,630,900
Total operating expenses	15,173,200	14,313,000	32,028,300	32,330,800

INTEREST EXPENSE	242,500	270,000	474,500	483,400
OTHER INCOME	(390,800)	(400,300)	(793,200)	(774,700)

EARNINGS BEFORE INCOME TAXES	1,366,700	2,035,600	3,213,200	4,531,400

INCOME TAXES	359,100	544,900	842,000	1,224,100
NET EARNINGS	$1,007,600	$1,490,700	$2,371,200	$3,307,300

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.12	$0.18	$0.29	$0.40
Diluted	$0.12	$0.18	$0.29	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,312,648	8,185,419	8,248,460	8,181,305
Diluted	8,318,790	8,192,833	8,254,926	8,188,920
Dividends per share	$0.05	$-	$0.10	$0.05

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	2,418,400	9,209,500	26,709,600	3,914,786	(11,466,100)	26,871,400
Purchases of treasury stock	-	-	-	-	60,357	(417,100)	(417,100)
Sales of treasury stock	-	-	54,000	-	(22,961)	54,600	108,600
Dividends declared ($0.05/share)	-	-	-	(422,300)	-	-	(422,300)
Share-based compensation expense (see Note 6)	-	-	166,200	-	-	-	166,200
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	1,007,600	-	-	1,007,600
BALANCE - August 31, 2019	12,400,080	$2,480,000	$9,368,100	$27,294,900	3,952,182	$(11,828,600)	$27,314,400

FOR THE SIX MONTHS ENDED AUGUST 31, 2018

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of		Capital in
	Shares		Excess of	Retained	Number of		Shareholders'
	Issued	Amount	Par Value	Earnings	Shares	Amount	Equity

BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100
Purchases of treasury stock	-	-	-	-	2,846	(29,600)	(29,600)
Sales of treasury stock	-	-	-	-	(3,302)	25,100	25,100
Dividends declared ($0.05/share)	-	-	-	(409,000)	-	-	(409,000)
Net earnings	-	-	-	1,816,600	-	-	1,816,600
BALANCE - May 31, 2018	12,092,080	2,418,400	8,573,300	22,122,100	3,912,012	(11,308,600)	21,805,200
Exercise of options	-	-	-	-	(9,634)	77,200	77,200
Share-based compensation expense (see Note 6)	-	-	70,000	-	-	-	70,000
Net earnings	-	-	-	1,490,700	-	-	1,490,700
BALANCE - August 31, 2018	12,092,080	$2,418,400	$8,643,300	$23,612,800	3,902,378	$(11,231,400)	$23,443,100

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,371,200	$3,307,300
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	684,800	717,600
Deferred income taxes, net	127,600	251,100
Provision for doubtful accounts	63,200	17,200
Provision for inventory valuation allowance	129,900	176,300
Share-based compensation expense	332,500	70,000
Changes in assets and liabilities:
Accounts receivable	(303,100)	(264,800)
Inventories	(2,387,600)	(7,216,400)
Prepaid expenses and other assets	544,600	(35,800)
Accounts payable	(1,047,900)	2,767,400
Accrued salaries and commissions, and other liabilities	(1,889,700)	(1,276,400)
Deferred revenues	(213,700)	(234,800)
Income taxes payable	314,000	(632,400)
Total adjustments	(3,645,400)	(5,661,000)
Net cash used in operating activities	(1,274,200)	(2,353,700)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(234,700)	(1,331,800)
Net cash used in investing activities	(234,700)	(1,331,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(472,100)	(467,200)
Cash received from sale of treasury stock	231,000	102,300
Cash used to purchase treasury stock	(719,600)	(29,600)
Net borrowings under line of credit	1,056,100	2,598,700
Dividends paid	(819,000)	(409,000)
Net cash (used in) provided by financing activities	(723,600)	1,795,200
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,232,500)	(1,890,300)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,199,300	2,723,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$966,800	$833,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$465,900	$454,800
Cash paid for income taxes	$448,600	$1,596,100

NON-CASH TRANSACTIONS
Accrued capital expenditures	$-	$-

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on March 1, 2019, and it did not have a material impact on our condensed financial position, results of operations or cash flows. Adoption of this ASU resulted in an increase in our assets and liabilities by approximately $52,900 due to the recognition of right of use assets and lease liabilities. See Note 3 – Leases for our lease disclosures.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	2019
	August 31,	February 28,
Current:
Book inventory	$35,819,300	$33,494,200
Inventory valuation allowance	(199,600)	(48,600)
Inventories net - current	$35,619,700	$33,445,600

Noncurrent:
Book inventory	$936,900	$904,400
Inventory valuation allowance	(278,300)	(329,400)
Inventories net - noncurrent	$658,600	$575,000

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2.5 years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $6.0 million and $7.9 million for the three months ended August 31, 2019 and 2018, respectively. Total inventory purchases from all suppliers were $8.0 million and $10.6 million for the three months ended August 31, 2019 and 2018, respectively.

Purchases from Usborne were approximately $11.9 million and $15.5 million for the six months ended August 31, 2019 and 2018, respectively. Total inventory purchases from all suppliers were $17.2 million and $21.6 million for the six months ended August 31, 2019 and 2018, respectively.

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

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the condensed balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the condensed balance sheets, for each lease, valued at the lease liability, adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2019, are as follows:

Year ending February 28 (29),
2020	$6,400
2021	13,200
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	55,900
Present value discount	(5,500)
Total operating lease liability	$50,400

The following table provides further information about our operating leases as of and for the six months ended August 31, 2019:

Current lease liability	$13,400
Long-term lease liability	$37,100
Right-of-use asset	$50,400

Fixed lease cost	$6,200
Operating cash flows – operating lease	$6,200
Remaining lease term (months)	49
Discount rate	4.60%

Operating lease expense was $9,100 for six months ended August 31, 2018 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our condensed statements of earnings. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year ending February 28 (29),
2020	$695,900
2021	1,414,300
2022	1,441,900
2023	1,470,000
2024	1,471,700
Thereafter	10,806,500
Total	$17,300,300

The cost of the leased space was approximately $10,359,900 as of August 31, 2019 and February 28, 2019.  The accumulated depreciation associated with the leased assets was $1,413,800 and $1,233,400 as of August 31, 2019 and February 28, 2019, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2019
	August 31,	February 28,

Line of credit	$1,056,100	$-

Long-term debt	$19,304,500	$19,776,600
Less current maturities	(927,200)	(945,900)
Long-term debt, net of current maturities	$18,377,300	$18,830,700

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $11.7 million and Tranche B totaling $4.4 million as of August 31, 2019, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.42% at August 31, 2019). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank totaling $3.2 million as of August 31, 2019, with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.42% at August 31, 2019).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2020 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.42% at August 31, 2019).

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA Ratio, which is payable monthly. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	300.00
II	>1.50 but <2.00	275.00
III	>1.00 but <1.50	250.00
IV	<1.00	225.00

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

We had $1,056,100 and no borrowings outstanding on our revolving credit agreement at August 31, 2019 and February 28, 2019, respectively. Available credit under the revolving credit agreement was $11,709,600 and $12,439,300 at August 31, 2019 and February 28, 2019, respectively.

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, extending the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, established a new $3,000,000 advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal Guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, removing the covenant prohibiting the Company from repurchasing its shares, subject to certain conditions.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, extending the termination date of the line of credit to August 15, 2020, amends the definition of LIBOR Margin, reduces the frequency of reports to the Lender, amends the Adjusted Funded Debt to EBITDA Ratio and amends the Compliance and Borrowing Base Certificates.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2020, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of August 31, 2019, we had no letters of credit outstanding.

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

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$471,700
2021	988,500
2022	1,038,100
2023	1,087,500
2024	1,139,400
Thereafter	14,579,300
Total	$19,304,500

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Earnings per share:
Net earnings applicable to common shareholders	$1,007,600	$1,490,700	$2,371,200	$3,307,300
Shares:
Weighted average shares outstanding-basic	8,312,648	8,185,419	8,248,460	8,181,305
Assumed exercise of options	6,142	7,414	6,466	7,615

Weighted average shares outstanding-diluted	8,318,790	8,192,833	8,254,926	8,188,920

Diluted earnings per share:
Basic	$0.12	$0.18	$0.29	$0.40
Diluted	$0.12	$0.18	$0.29	$0.40

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

The Company has outstanding stock options under the 2002 Employee Incentive Stock Option Plan totaling 10,000 shares. No options have been exercised in the three and six months ended August 31, 2019. All options outstanding at August 31, 2019 expire in December 2019.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  During the second fiscal quarter of 2020, the Company recognized $166,200 of compensation expense associated with the shares granted in fiscal year 2019. The Company recognized compensation expense totaling $332,500 in the first six months of fiscal 2020. The remaining compensation expense for these awards, totaling approximately $2,327,900, will be recognized ratably over the remaining vesting period of approximately 42 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018

Share-based compensation expense	$166,200	$70,000	$332,500	$70,000

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $3,837,600 and $3,259,900 for the three months ended August 31, 2019 and 2018, respectively. These costs were $8,049,800 and $7,658,900 for the six months ended August 31, 2019 and 2018, respectively.

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

Information by reporting segment for the three and six-month periods ended August 31, 2019 and 2018, are as follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Publishing	$2,702,800	$2,605,500	$5,042,100	$4,911,700
UBAM	21,735,200	22,075,500	46,983,300	49,791,600
Total	$24,438,000	$24,681,000	$52,025,400	$54,703,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Publishing	$784,700	$636,700	$1,420,400	$1,143,000
UBAM	3,488,300	4,277,100	7,857,300	9,376,100
Other	(2,906,300)	(2,878,200)	(6,064,500)	(5,987,700)
Total	$1,366,700	$2,035,600	$3,213,200	$4,531,400

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $19,490,200 and $19,123,700 at August 31, 2019 and February 28, 2019, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of our fiscal quarter that were not shipped as of August 31, 2019 are recorded as deferred revenues on the condensed balance sheet. We received approximately $751,900 at August 31, 2019 in payments for sales orders which were, or will be, shipped out subsequent to the quarter end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal quarter.

Note 11 – SUBSEQUENT EVENTS

On October 8, 2019, our Board of Directors declared a distribution of $0.05 per share of common stock. This cash distribution will be paid on or about December 5, 2019 to shareholders of record on November 14, 2019.

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

Overview

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller. We operate two separate segments; UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The Publishing segment markets its products on a wholesale basis to various retail accounts. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses consist primarily of the compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net revenues	$24,438,000	$24,681,000	$52,025,400	$54,703,300
Cost of goods sold	8,046,400	8,462,700	17,102,600	18,132,400
Gross margin	16,391,600	16,218,300	34,922,800	36,570,900

Operating expenses
Operating and selling	4,192,500	3,261,600	8,576,400	8,013,800
Sales commissions	7,263,100	7,313,000	15,796,100	16,686,100
General and administrative	3,717,600	3,738,400	7,655,800	7,630,900
Total operating expenses	15,173,200	14,313,000	32,028,300	32,330,800

Interest expense	242,500	270,000	474,500	483,400
Other income	(390,800)	(400,300)	(793,200)	(774,700)
Earnings before income taxes	1,366,700	2,035,600	3,213,200	4,531,400

Income taxes	359,100	544,900	842,000	1,224,100
Net earnings	$1,007,600	$1,490,700	$2,371,200	$3,307,300

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2019

Total operating expenses not associated with a reporting segment increased $0.1 million, or 3.3%, to $3.1 million for the three-month period ending August 31, 2019, compared to $3.0 million for the same quarterly period a year ago. Our operating expenses increased approximately $0.1 million due to the compensation expense associated with the Company’s 2019 LTI Plan.

Interest expense decreased $0.1 million to $0.2 million for the three months ended August 31, 2019, when compared to $0.3 million for the same quarterly period a year ago. Interest expense decreased $0.1 million due to borrowings on the line of credit of $1.1 million in the second quarter of fiscal 2020 as compared to $2.6 million in the second quarter of fiscal 2019.

Income taxes decreased $0.1 million to $0.4 million for the three months ended August 31, 2019, from $0.5 million for the same quarterly period a year ago. Our effective tax rate was 26.3% for the quarter ended August 31, 2019, and 26.8% for the quarter ended August 31, 2018. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2019

Total operating expenses not associated with a reporting segment increased $0.1 million, or 1.6%, to $6.4 million for the six-month period ending August 31, 2019, compared to $6.3 million for the same period a year ago. The increase in operating expenses resulted primarily from $0.3 million of compensation expense associated with the Company’s 2019 LTI Plan offset by $0.2 million of other reduced expenses.

Interest expense remained consistent at $0.5 million for the six months ended August 31, 2019 and for the same period a year ago.

Income taxes decreased $0.4 million to $0.8 million for the six months ended August 31, 2019, from $1.2 million for the same period a year ago. Our effective tax rate was 26.2% for the six months ended August 31, 2019, and 27.0% for the six months ended August 31, 2018. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2019

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Gross sales	$26,815,500	$27,484,400	$58,244,300	$61,643,000
Less discounts and allowances	(7,208,700)	(7,511,300)	(15,828,600)	(16,795,100)
Transportation revenue	2,128,400	2,102,400	4,567,600	4,943,700
Net revenues	21,735,200	22,075,500	46,983,300	49,791,600

Cost of goods sold	6,688,200	7,031,400	14,487,000	15,455,900
Gross margin	15,047,000	15,044,100	32,496,300	34,335,700

Operating expenses
Operating and selling	3,448,300	2,517,000	7,091,300	6,466,300
Sales commissions	7,159,200	7,220,600	15,599,500	16,507,400
General and administrative	951,200	1,029,400	1,948,200	1,985,900
Total operating expenses	11,558,700	10,767,000	24,639,000	24,959,600

Operating income	$3,488,300	$4,277,100	$7,857,300	$9,376,100

Average number of active consultants	33,600	32,800	32,600	34,000

UBAM Operating Results for the Three Months Ended August 31, 2019

UBAM net revenues decreased $0.4 million, or 1.8%, to $21.7 million during the three months ended August 31, 2019, as compared to $22.1 million during the same period a year ago. The average number of active consultants in the second quarter of fiscal 2020 was 33,600, an increase of 800, or 2.4%, from 32,800 average active consultants selling in the second quarter of fiscal 2019.  During our annual convention in late June this year, we announced a UBAM 30th Anniversary Recruiting Special which resulted in the signing of over 10,000 new active consultants during the five-week recruiting special.  Although this recruiting special resulted in a large increase in the number of average active consultants selling during the second quarter of fiscal 2020, it can take several weeks for these new consultants to start experiencing success.

Gross margin remained consistent at $15.0 million during the three-month period ending August 31, 2019, when compared to the same quarter a year ago. Gross margin, as a percentage of net revenues, increased 1.1% to 69.2% for the three-month period ending August 31, 2019 when compared to 68.1% the same period a year ago. The increase in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter. This change in mix also resulted in higher sales commissions as a percent of net revenue during the quarter.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Operating expenses increased $0.8 million, or 7.4%, to $11.6 million during the three-month period ending August 31, 2019, when compared to $10.8 million reported in the same quarter a year ago. During the second quarter of fiscal 2019, the Company received a resort refund from less consultants choosing to attend the annual incentive trip than had earned it.  Without this refund, operating and selling expenses as a percentage of net revenues would have been more comparable to the UBAM divisions historical operating and selling expenses as a percentage of net revenues.  In addition, the Company incurred an increase in freight and postage primarily from a pricing increase in fiscal 2020 totaling approximately $0.2 million for packages delivered through the United States Postal Service, a $0.1 million increase in freight and postage associated with the UBAM 30th Anniversary Recruiting Special and $0.1 million increase in other operating and selling costs. Sales commissions remained consistent at $7.2 million period over period and as a percentage of net revenues between the periods.  General and administrative expenses remained consistent at $1.0 million during the three months ended August 31, 2019 and for the same period last year.

Operating income of the UBAM segment decreased $0.8 million, or 18.6%, to $3.5 million during the three-month period ending August 31, 2019 as compared to $4.3 million from the same period a year ago. The decrease in operating income was primarily due to the change in operating and selling expenses as described above.

UBAM Operating Results for the Six Months Ended August 31, 2019

UBAM net revenues decreased $2.8 million, or 5.6%, to $47.0 million during the six-month period ending August 31, 2019, as compared to $49.8 million from the same period a year ago. The decrease in net revenues resulted from a decrease in the average number of active consultants of 1,400, or 4.1% to 32,600 during the first six months of fiscal year 2020 from 34,000 in the first six months of fiscal year 2019. During February 2018, the UBAM division offered a recruiting special that added 8,800 new active consultants during the month.  This increase in selling consultants resulted in an increase in UBAM sales during the first three months of fiscal 2019 over the first quarter of fiscal 2020. During the second quarter of fiscal 2020, UBAM offered a 30th Anniversary Recruiting Special that added over 10,000 new recruits to the sales force over the five-week recruiting special and increased our consultant count to be more consistent with the prior year. Sales from these new recruits are expected to be more impactful during the last six months of the year.

Gross margin decreased $1.8 million, or 5.2%, to $32.5 million during the six-month period ending August 31, 2019, when compared to $34.3 million during the same period a year ago, due primarily to a decrease in net revenues during the first quarter of fiscal 2020 when compared to fiscal 2019. Gross margin, as a percentage of net revenues, increased to 69.2% for the six-month period ending August 31, 2019 when compared to 69.0% for the same period a year ago. The increase in gross margin as a percentage of net revenues was due to a change in the mix of order types between the periods.

Operating expenses decreased $0.4 million, or 1.6%, to $24.6 million during the six month period ending August 31, 2019, when compared to $25.0 million, for the six-month period ending August 31, 2018. The decrease in operating expenses was primarily due to a $0.9 million decrease in sales commissions associated with the decrease in net revenues and a $0.1 million decrease in various general and administrative expenses, offset by a $0.6 million increase in operating and selling expenses. Operating and selling expenses increased primarily from a refund received related to the annual UBAM incentive trip received in the second quarter of fiscal 2019 and approximately $0.2 million increase in freight and postage costs during the first six months ended August 31, 2019 due to pricing increases on packages delivered through the United States Postal Service.

Operating income of the UBAM segment decreased $1.5 million, or 16.0%, to $7.9 million during the six-month period ending August 31, 2019, when compared with $9.4 million from the same period a year ago. The decrease in operating income was primarily due to a decrease in net revenues and an increase in operating and selling expenses as described above.

Publishing Operating Results for the Three and Six Months Ended August 31, 2019

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Gross sales	$5,726,200	$5,529,200	$10,771,100	$10,445,400
Less discounts and allowances	(3,032,300)	(2,933,400)	(5,743,800)	(5,551,000)
Transportation revenue	8,900	9,700	14,800	17,300
Net revenues	2,702,800	2,605,500	5,042,100	4,911,700

Cost of goods sold	1,358,200	1,431,300	2,615,600	2,676,500
Gross margin	1,344,600	1,174,200	2,426,500	2,235,200

Total operating expenses	559,900	537,500	1,006,100	1,092,200

Operating income	$784,700	$636,700	$1,420,400	$1,143,000

Publishing Operating Results for the Three Months Ended August 31, 2019

Our Publishing division’s net revenues increased $0.1 million, or 3.8%, to $2.7 million during the three-month period ending August 31, 2019, from $2.6 million reported in the same period a year ago. This increase is due to an increase in sales to existing retail customers, specifically in the Toy and Gift store classifications.

Gross margin increased $0.1 million, or 8.3%, to $1.3 million during the three-month period ending August 31, 2019, from $1.2 million reported in the same quarter a year ago. This increase is primarily related to the growth in net revenues. Gross margin as a percentage of net revenues, increased 4.6%, to 49.7% during the three-month period ending August 31, 2019, from 45.1% reported in the same quarter a year ago. The increase in gross margin resulted from a change in customer mix, as certain sales agreements with specific customers have higher gross margin due to lower discounts, and a change in product mix, as different products have higher gross margin due to lower product costs.

Total operating expenses of the Publishing segment remained consistent at $0.6 million during the three-month period ending August 31, 2019, from $0.5 million reported in the same quarter a year ago.

Operating income of the Publishing segment increased $0.2 million, or 33.3%, to $0.8 million during the three-month period ending August 31, 2019 when compared to $0.6 million reported in the same period a year ago. The increase in operating income was primarily due to increased sales with customers that have lower discounts.

Publishing Operating Results for the Six Months Ended August 31, 2019

Our Publishing division’s net revenues increased $0.1 million, or 2.0%, to $5.0 million during the six-month period ending August 31, 2019, from $4.9 million reported in the same period a year ago. This increase is due to an increase in sales to existing retail customers, specifically in the Toy and Gift store classifications.

Gross margin increased $0.2 million, or 9.1%, to $2.4 million during the six-month period ending August 31, 2019, from $2.2 million reported in the same period a year ago. This increase is related to the growth in net revenues and a decrease in cost of goods sold. Gross margin as a percentage of net revenues, increased 2.6%, to 48.1% during the six-month period ending August 31, 2019, from 45.5% reported in the same period a year ago. The increase in gross margin resulted from a change in customer mix, as certain sales agreements with specific customers have higher gross margin due to lower discounts, and a change in product mix, as different products have higher gross margin due to lower product costs.

Total operating expenses decreased $0.1 million, or 9.1%, to $1.0 million during the six-month period ending August 31, 2019, from $1.1 million reported in the same period a year ago. This decrease primarily resulted from less promotions and marketing expenses incurred during the first six months of fiscal 2020, when compared to the same period last year.

Total operating income increased $0.3 million, or 27.3%, to $1.4 million during the six-month period ending August 31, 2019, from $1.1 million reported in the same period a year ago. The increase in operating income was due to increased sales from customers with lower discounts  and decreased operating expenses.

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

During the first six months of fiscal 2020, we experienced cash outflow from our operations of $1,274,200. Cash flows resulted from the following items:

•	net earnings of $2,371,200
•	depreciation expense of $684,800,
•	a decrease in prepaid expenses and other assets of $544,600,
•	share-based compensation expense of $332,500,
•	an increase in income tax payable of $314,000,
•	an increase in provision for inventory valuation allowance of $129,900,
•	an increase in deferred income taxes, net of $127,600, and
•	an increase in the provision for doubtful accounts of $63,200,

 Offset by:

•	an increase in inventories, net of $2,387,600,
•	a decrease in accrued salaries and commissions, and other liabilities of $1,889,700,
•	a decrease in accounts payable of $1,047,900
•	an increase in accounts receivable of $303,100, and
•	a decrease in deferred revenue of $213,700.

Cash used in investing activities was $234,700 for capital expenditures, which was primarily comprised of improvements to upgrade our e-commerce and consultant facing websites used in our UBAM division.

Cash used in financing activities was $723,600, which was primarily comprised of $819,000 of dividends paid, $488,600 net cash used in treasury stock transactions, and payments on long-term debt of $472,100, partially offset by cash received from net borrowings under our line of credit of $1,056,100.

During fiscal year 2020, we continue to expect our cash from operations, along with our line of credit with our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to replace inventory, to liquidate existing debt and any excess cash is expected to be distributed to our shareholders or used to purchase available shares on the market.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A totaling $11.7 million and Tranche B totaling $4.4 million as of August 31, 2019, both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.  The Loan Agreement also includes Term Loan #2 totaling $3.2 million as of August 31, 2019, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million revolving loan (“line of credit”) through August 15, 2020.

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, established a new $3.0 million advancing term loan to be used for capital expansions to increase daily shipping capacity, released the personal guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement which removed the covenant prohibiting the Company from repurchasing its shares and identified certain limitations on the amount of funds that the Company could use to repurchase shares.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement which extended the termination date of the line of credit to August 15, 2020, amended the definition of LIBOR Margin, reduced the frequency of reports to the Lender, amended the Adjusted Funded Debt to EBITDA Ratio and amended the Compliance and Borrowing Base Certificates.

We had $1.1 million in borrowings on our revolving credit agreement at August 31, 2019 and no borrowings at February 28, 2019. Available credit under the revolving credit agreement was $11.7 million at August 31, 2019.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (4.42% at August 31, 2019).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of August 31, 2019, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$471,700
2021	988,500
2022	1,038,100
2023	1,087,500
2024	1,139,400
Thereafter	14,579,300
Total	$19,304,500

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of August 31, 2019 and February 28, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated and included an allowance for doubtful accounts of $0.3 million at August 31, 2019, and February 28, 2019. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of August 31, 2019 and February 28, 2019.

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

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $0.9 million at August 31, 2019 and February 28, 2019, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 9% of our active consultants maintained consignment inventory at the end of the second fiscal quarter 2020.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.6 million at August 31, 2019 and $1.5 million at February 28, 2019.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.5 million and $0.4 million as of August 31, 2019 and February 28, 2019, respectively.

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

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date. During the first six months of fiscal 2020, the Company recognized $0.3 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2019. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2019	6,696	$6.83	6,696	747,979
July 1 - 31, 2019	43,607	6.94	43,607	704,372
August 1 - 31, 2019	10,054	6.81	10,054	694,318
Total	60,357	$6.91	60,357

(1)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.          MINE SAFETY DISCLOSURES

None.

Item 5.          OTHER INFORMATION

None.

Item 6.          EXHIBITS

10.01	Tenth Amendment Loan Agreement dated August 15, 2019 by and between the Company and MidFirst Bank, Tulsa, OK.

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: October 15, 2019                                           By     /s/ Randall W. White

Chairman of the Board, President

and Chief Executive Officer

(Principal Executive Officer)

EXHIBIT INDEX

10.01	Tenth Amendment Loan Agreement dated August 15, 2019 by and between the Company and MidFirst Bank, Tulsa, OK.

31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2

Certification of Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.