Form 10-Q
period 2019-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2020-01-14
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 10, 2020, there were 8,460,432 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
ASSETS	2019	2019
CURRENT ASSETS
Cash and cash equivalents	$8,988,900	$3,199,300
Accounts receivable, less allowance for doubtful accounts of $247,700 (November 30) and $268,600 (February 28)	4,064,300	3,258,800
Inventories - Net	29,673,800	33,445,600
Prepaid expenses and other assets	972,000	1,603,500
Total current assets	43,699,000	41,507,200

INVENTORIES - Net	915,900	575,000

PROPERTY, PLANT AND EQUIPMENT - Net	26,512,700	27,164,600

OTHER ASSETS	67,400	19,500

TOTAL ASSETS	$71,195,000	$69,266,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,007,500	$14,228,600
Deferred revenues	494,800	965,600
Current maturities of long-term debt	1,053,600	945,900
Accrued salaries and commissions	3,186,400	2,039,000
Income taxes payable	1,347,400	756,400
Dividends payable	423,500	410,100
Other current liabilities	4,164,700	4,177,900
Total current liabilities	22,677,900	23,523,500

LONG-TERM DEBT - Net of current maturities	18,003,600	18,830,700
DEFERRED INCOME TAXES - Net	953,700	872,600
OTHER LONG-TERM LIABILITIES	148,500	109,000
Total liabilities	41,783,700	43,335,800

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,400,080 (November 30) and 12,092,080 (February 28) shares; Outstanding 8,388,016 (November 30) and 8,195,082 (February 28) shares	2,480,000	2,418,400
Capital in excess of par value	9,603,400	8,975,100
Retained earnings	29,607,200	25,754,900
	41,690,600	37,148,400
Less treasury stock, at cost	(12,279,300)	(11,217,900)
Total shareholders' equity	29,411,300	25,930,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,195,000	$69,266,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
GROSS SALES	$53,619,900	$53,486,000	$122,635,300	$125,574,400
Less discounts and allowances	(16,406,500)	(16,572,600)	(37,978,900)	(38,918,700)
Transportation revenue	3,611,200	3,569,200	8,193,600	8,530,200
NET REVENUES	40,824,600	40,482,600	92,850,000	95,185,900
COST OF GOODS SOLD	13,279,900	13,141,600	30,382,500	31,274,000
Gross margin	27,544,700	27,341,000	62,467,500	63,911,900

OPERATING EXPENSES
Operating and selling	6,513,500	6,540,600	15,089,900	14,554,400
Sales commissions	13,008,600	12,689,200	28,804,700	29,375,300
General and administrative	4,373,500	4,476,000	12,029,300	12,106,900
Total operating expenses	23,895,600	23,705,800	55,923,900	56,036,600

INTEREST EXPENSE	216,500	228,600	691,000	712,000
OTHER INCOME	(403,100)	(397,600)	(1,196,300)	(1,172,300)

EARNINGS BEFORE INCOME TAXES	3,835,700	3,804,200	7,048,900	8,335,600

INCOME TAXES	1,099,900	988,600	1,941,900	2,212,700
NET EARNINGS	$2,735,800	$2,815,600	$5,107,000	$6,122,900

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.33	$0.34	$0.62	$0.75
Diluted	$0.33	$0.34	$0.61	$0.75

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,406,709	8,194,072	8,301,209	8,185,561
Diluted	8,412,638	8,201,776	8,307,496	8,193,206
Dividends per share	$0.05	$0.10	$0.15	$0.15

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	2,418,400	9,209,500	26,709,600	3,914,786	(11,466,100)	26,871,400
Purchases of treasury stock	-	-	-	-	60,357	(417,100)	(417,100)
Sales of treasury stock	-	-	54,000	-	(22,961)	54,600	108,600
Dividends declared ($0.05/share)	-	-	-	(422,300)	-	-	(422,300)
Share-based compensation expense (see Note 6)	-	-	166,200	-	-	-	166,200
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	1,007,600	-	-	1,007,600
BALANCE - August 31, 2019	12,400,080	2,480,000	9,368,100	27,294,900	3,952,182	(11,828,600)	27,314,400
Purchases of treasury stock	-	-	-	-	84,841	(534,100)	(534,100)
Sales of treasury stock	-	-	69,000	-	(24,959)	83,400	152,400
Dividends declared ($0.05/share)	-	-	-	(423,500)	-	-	(423,500)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	2,735,800	-	-	2,735,800
BALANCE - November 30, 2019	12,400,080	$2,480,000	$9,603,400	$29,607,200	4,012,064	$(12,279,300)	$29,411,300

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2018

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100
Purchases of treasury stock	-	-	-	-	2,846	(29,600)	(29,600)
Sales of treasury stock	-	-	-	-	(3,302)	25,100	25,100
Dividends declared ($0.05/share)	-	-	-	(409,000)	-	-	(409,000)
Net earnings	-	-	-	1,816,600	-	-	1,816,600
BALANCE - May 31, 2018	12,092,080	2,418,400	8,573,300	22,122,100	3,912,012	(11,308,600)	21,805,200
Exercise of options	-	-	-	-	(9,634)	77,200	77,200
Share-based compensation expense (see Note 6)	-	-	70,000	-	-	-	70,000
Net earnings	-	-	-	1,490,700	-	-	1,490,700
BALANCE - August 31, 2018	12,092,080	2,418,400	8,643,300	23,612,800	3,902,378	(11,231,400)	23,443,100
Purchases of treasury stock	-	-	-	-	233	(2,300)	(2,300)
Sales of treasury stock	-	-	-	-	(13,650)	124,800	124,800
Dividends declared ($0.10/share)	-	-	-	(818,800)	-	-	(818,800)
Share-based compensation expense (see Note 6)	-	-	185,300	-	-	-	185,300
Net earnings	-	-	-	2,815,600	-	-	2,815,600
BALANCE - November 30, 2018	12,092,080	$2,418,400	$8,828,600	$25,609,600	3,888,961	$(11,108,900)	$25,747,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,107,000	$6,122,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,054,100	1,085,100
Deferred income taxes, net	81,100	673,100
Provision for doubtful accounts	39,900	68,500
Provision for inventory valuation allowance	283,400	246,200
Share-based compensation expense	498,800	255,300
Changes in assets and liabilities:
Accounts receivable	(845,400)	(705,000)
Inventories	3,147,500	(4,441,700)
Prepaid expenses and other assets	583,600	(324,400)
Accounts payable	(2,221,100)	3,327,000
Accrued salaries and commissions, and other liabilities	1,173,700	2,384,300
Deferred revenues	(470,800)	364,300
Income taxes payable	591,000	(1,252,900)
Total adjustments	3,915,800	1,679,800
Net cash provided by operating activities	9,022,800	7,802,700
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(402,200)	(1,360,500)
Net cash used in investing activities	(402,200)	(1,360,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(719,400)	(702,100)
Cash received from sale of treasury stock	383,400	227,100
Cash used to purchase treasury stock	(1,253,700)	(31,900)
Dividends paid	(1,241,300)	(818,100)
Net cash used in financing activities	(2,831,000)	(1,325,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,789,600	5,117,200
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,199,300	2,723,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,988,900	$7,840,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$693,800	$704,300
Cash paid for income taxes	$1,318,000	$2,859,100

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

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2019 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on March 1, 2019, and it did not have a material impact on our condensed financial position, results of operations or cash flows. Adoption of this ASU resulted in an increase in our assets and liabilities by approximately $52,900, due to the recognition of right of use assets and lease liabilities. See Note 3 – Leases for our lease disclosures.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	2019
	November 30,	February 28,
Current:
Book inventory	$30,041,900	$33,494,200
Inventory valuation allowance	(368,100)	(48,600)
Inventories net - current	$29,673,800	$33,445,600

Noncurrent:
Book inventory	$1,188,600	$904,400
Inventory valuation allowance	(272,700)	(329,400)
Inventories net - noncurrent	$915,900	$575,000

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $4.2 million and $8.0 million for the three months ended November 30, 2019 and 2018, respectively. Total inventory purchases from all suppliers were $6.9 million and $10.1 million for the three months ended November 30, 2019 and 2018, respectively.

Purchases from Usborne were approximately $16.1 million and $23.5 million for the nine months ended November 30, 2019 and 2018, respectively. Total inventory purchases from all suppliers were $24.1 million and $31.7 million for the nine months ended November 30, 2019 and 2018, respectively.

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

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842.  Our lessee arrangement includes a rental agreement where we have the exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualifies as an operating lease under ASC 842.

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

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Future minimum rental payments under operating leases with initial terms greater than one year as of November 30, 2019, are as follows:

Year ending February 28 (29),
2020	$3,200
2021	13,200
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	52,700
Present value discount	(4,800)
Total operating lease liability	$47,900

The following table provides further information about our operating leases as of and for the nine months ended November 30, 2019:

Current lease liability	$13,400
Long-term lease liability	$34,500
Right-of-use asset	$47,900

Fixed lease cost	$9,400
Operating cash flows – operating lease	$9,400
Remaining lease term (months)	46
Discount rate	4.60%

Operating lease expense was $13,900 for nine months ended November 30, 2018 and was recognized in accordance with ASC 840.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our condensed statements of earnings. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year ending February 28 (29),
2020	$373,600
2021	1,509,300
2022	1,539,800
2023	1,570,800
2024	1,575,500
Thereafter	10,859,200
Total	$17,428,200

The cost of the leased space was approximately $10,809,700 and $10,359,900 as of November 30, 2019 and February 28, 2019, respectively.  The accumulated depreciation associated with the leased assets was $1,751,100 and $1,233,400 as of November 30, 2019 and February 28, 2019, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2019
	November 30,	February 28,

Line of credit	$-	$-

Long-term debt	$19,057,200	$19,776,600
Less current maturities	(1,053,600)	(945,900)
Long-term debt, net of current maturities	$18,003,600	$18,830,700

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $11.6 million and Tranche B totaling $4.3 million as of November 30, 2019, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.99% at November 30, 2019). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank totaling $3.1 million as of November 30, 2019, with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.99% at November 30, 2019).   Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provided a $15.0 million revolving loan (“line of credit”) through August 15, 2020 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.99% at November 30, 2019).

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

We had no borrowings outstanding on our revolving credit agreement at November 30, 2019 and February 28, 2019. Available credit under the revolving credit agreement was $11,210,700 and $12,439,300 at November 30, 2019 and February 28, 2019, respectively.

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

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, removing the covenant prohibiting the Company from repurchasing its shares, subject to certain restrictions.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, extending the termination date of the line of credit to August 15, 2020, amends the definition of LIBOR Margin, reduces the frequency of reports to the Lender, amends the Adjusted Funded Debt to EBITDA Ratio and amends the Compliance and Borrowing Base Certificates reporting requirements.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2020, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of November 30, 2019, we had no letters of credit outstanding.

The Loan Agreement contains provisions that require us to maintain specified financial ratios; restricts transactions with related parties; prohibits mergers or consolidation; disallows additional debt; and limits the amount of investments, capital expenditures and leasing transactions we can make on a quarterly basis. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$256,200
2021	1,067,400
2022	1,114,600
2023	1,161,600
2024	1,210,600
Thereafter	14,246,800
Total	$19,057,200

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Earnings per share:
Net earnings applicable to common shareholders	$2,735,800	$2,815,600	$5,107,000	$6,122,900
Shares:
Weighted average shares outstanding-basic	8,406,709	8,194,072	8,301,209	8,185,561
Assumed exercise of options	5,929	7,704	6,287	7,645

Weighted average shares outstanding-diluted	8,412,638	8,201,776	8,307,496	8,193,206

Diluted earnings per share:
Basic	$0.33	$0.34	$0.62	$0.75
Diluted	$0.33	$0.34	$0.61	$0.75

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

The Company has outstanding stock options under the 2002 Employee Incentive Stock Option Plan totaling 10,000 shares. No options have been exercised in the three and nine months ended November 30, 2019. All options outstanding at November 30, 2019 were exercised in December 2019.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  During the third fiscal quarter of 2020, the Company recognized $166,300 of compensation expense associated with the shares granted in fiscal year 2019. The Company recognized compensation expense totaling $498,800 in the first nine months of fiscal year 2020. The remaining compensation expense for these awards, totaling approximately $2,161,600, will be recognized ratably over the remaining vesting period of approximately 39 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018

Share-based compensation expense	$166,300	$185,300	$498,800	$255,300

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $6,037,600 and $5,897,500 for the three months ended November 30, 2019 and 2018, respectively. These costs were $14,087,400 and $13,556,400 for the nine months ended November 30, 2019 and 2018, respectively.

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

Information by reporting segment for the three and nine-month periods ended November 30, 2019 and 2018, are as follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Publishing	$2,724,200	$3,161,300	$7,766,300	$8,073,000
UBAM	38,100,400	37,321,300	85,083,700	87,112,900
Total	$40,824,600	$40,482,600	$92,850,000	$95,185,900

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Publishing	$832,900	$998,800	$2,253,300	$2,141,800
UBAM	6,501,200	6,459,800	14,358,500	15,835,800
Other	(3,498,400)	(3,654,400)	(9,562,900)	(9,642,000)
Total	$3,835,700	$3,804,200	$7,048,900	$8,335,600

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly. If an asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for the asset or liability.

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $19,086,000 and $19,123,700 at November 30, 2019 and February 28, 2019, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of our fiscal quarter that were not shipped as of November 30, 2019 are recorded as deferred revenues on the condensed balance sheet. We received approximately $494,800 at November 30, 2019 in payments for sales orders which were, or will be, shipped out subsequent to the quarter end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal quarter.

Note 11 – SUBSEQUENT EVENTS

On January 7, 2020, our Board of Directors declared a distribution of $0.05 per share of common stock. This cash distribution will be paid on or about March 12, 2020 to shareholders of record on February 25, 2020.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net revenues	$40,824,600	$40,482,600	$92,850,000	$95,185,900
Cost of goods sold	13,279,900	13,141,600	30,382,500	31,274,000
Gross margin	27,544,700	27,341,000	62,467,500	63,911,900

Operating expenses
Operating and selling	6,513,500	6,540,600	15,089,900	14,554,400
Sales commissions	13,008,600	12,689,200	28,804,700	29,375,300
General and administrative	4,373,500	4,476,000	12,029,300	12,106,900
Total operating expenses	23,895,600	23,705,800	55,923,900	56,036,600

Interest expense	216,500	228,600	691,000	712,000
Other income	(403,100)	(397,600)	(1,196,300)	(1,172,300)
Earnings before income taxes	3,835,700	3,804,200	7,048,900	8,335,600

Income taxes	1,099,900	988,600	1,941,900	2,212,700
Net earnings	$2,735,800	$2,815,600	$5,107,000	$6,122,900

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2019

Total operating expenses not associated with a reporting segment decreased $0.1 million, or 2.6%, to $3.7 million for the three-month period ended November 30, 2019, compared to $3.8 million for the same quarterly period a year ago. Operating expenses decreased as a result of operational efficiencies gained primarily from reduced labor in our warehouse during the quarter.

Interest expense remained consistent at $0.2 million for the three months ended November 30, 2019, when compared to $0.2 million for the same quarterly period a year ago.

Income taxes increased $0.1 million, or 10%, to $1.1 million for the three months ended November 30, 2019, from $1.0 million for the same quarterly period a year ago. Our effective tax rate increased 2.7%, to 28.7% for the quarter ended November 30, 2019, from 26.0% for the quarter ended November 30, 2018. Our effective tax rate increased due to a fluctuation in sales mix between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2019

Total operating expenses not associated with a reporting segment remained consistent at $10.1 million for the nine-month period ended November 30, 2019, compared to $10.1 million for the same period a year ago.

Interest expense remained consistent at $0.7 million for the nine months ended November 30, 2019 and for the same period a year ago.

Income taxes decreased $0.3 million, or 13.6%, to $1.9 million for the nine months ended November 30, 2019, from $2.2 million for the same period a year ago. Our effective tax rate increased 1.0%, to 27.5% for the nine months ended November 30, 2019, from 26.5% for the nine months ended November 30, 2018. Our effective tax rate increased due to a fluctuation in sales mix between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2019

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Gross sales	$47,974,800	$46,881,300	$106,219,100	$108,524,300
Less discounts and allowances	(13,469,600)	(13,120,200)	(29,298,200)	(29,915,300)
Transportation revenue	3,595,200	3,560,200	8,162,800	8,503,900
Net revenues	38,100,400	37,321,300	85,083,700	87,112,900

Cost of goods sold	11,830,100	11,489,700	26,317,100	26,945,600
Gross margin	26,270,300	25,831,600	58,766,600	60,167,300

Operating expenses
Operating and selling	5,599,200	5,551,000	12,690,500	12,017,300
Sales commissions	12,912,200	12,588,200	28,511,700	29,095,600
General and administrative	1,257,700	1,232,600	3,205,900	3,218,600
Total operating expenses	19,769,100	19,371,800	44,408,100	44,331,500

Operating income	$6,501,200	$6,459,800	$14,358,500	$15,835,800

Average number of active consultants	33,600	30,200	32,900	32,700

UBAM Operating Results for the Three Months Ended November 30, 2019

UBAM net revenues increased $0.8 million, or 2.1%, to $38.1 million during the three months ended November 30, 2019, as compared to $37.3 million during the same period a year ago. The average number of active consultants in the third quarter of fiscal 2020 was 33,600, an increase of 3,400, or 11.3%, from 30,200 average active consultants selling in the third quarter of fiscal 2019.  During our annual convention in late June this year, we announced a UBAM 30th Anniversary Recruiting Special which resulted in the signing of over 10,000 new active consultants during the five-week recruiting special.  These new consultants contributed to our growth compared to the prior period.

Gross margin increased $0.5 million, or 1.9%, to $26.3 million during the three months ended November 30, 2019, as compared to $25.8 million during the same period a year ago. Gross margin, as a percentage of net revenues remained consistent, decreasing 0.2% to 69.0% for the three-month period ended November 30, 2019 when compared to 69.2% the same period a year ago.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses increased $0.4 million, or 2.1%, to $19.8 million during the three-month period ended November 30, 2019, when compared to $19.4 million reported in the same quarter a year ago. Operating and selling expenses remained consistent at $5.6 million for the three-month periods ended November 30, 2019 and 2018. Sales commissions increased $0.3 million to $12.9 million during the three-month period ended November 30, 2019, when compared to $12.6 million reported in the same quarter a year ago, due primarily to the increase in sales.  General and administrative expenses increased $0.1 million to $1.3 million, from $1.2 million, during the three months ended November 30, 2019 when compared to the same period last year.

Operating income of the UBAM segment remained consistent at $6.5 million during the three months ended November 30, 2019 and for the same period last year.

UBAM Operating Results for the Nine Months Ended November 30, 2019

UBAM net revenues decreased $2.0 million, or 2.3%, to $85.1 million during the nine-month period ended November 30, 2019, as compared to $87.1 million from the same period a year ago. The reduced net revenues were primarily attributed to the first quarter of fiscal 2020 when we had fewer active sales consultants than the comparable quarter of the prior year.

Gross margin decreased $1.4 million, or 2.3%, to $58.8 million during the nine-month period ended November 30, 2019, when compared to $60.2 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin, as a percentage of net revenues, stayed consistent at 69.1% for the nine-month periods ended November 30, 2019 and 2018.

Operating expenses increased $0.1 million to $44.4 million during the nine-month period ended November 30, 2019 from $44.3 million for the same period a year ago. Operating and selling expenses increased $0.7 million to $12.7 million during the nine-month period ended November 30, 2019, when compared to $12.0 million reported in the same period a year ago, due to increased freight costs in the current year. Sales commissions decreased $0.6 million to $28.5 million during the nine-month period ended November 30, 2019, when compared to $29.1 million reported in the same period a year ago, due to lower net revenues.  General and administrative expenses remained consistent at $3.2 million for the nine months ended November 30, 2019 and 2018.

Operating income of the UBAM segment decreased $1.4 million, or 8.9%, to $14.4 million during the nine-month period ended November 30, 2019, when compared with $15.8 million from the same period a year ago. The decrease in operating income was primarily due to a decrease in net revenues.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2019

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Gross sales	$5,645,100	$6,604,700	$16,416,200	$17,050,100
Less discounts and allowances	(2,936,900)	(3,452,400)	(8,680,700)	(9,003,400)
Transportation revenue	16,000	9,000	30,800	26,300
Net revenues	2,724,200	3,161,300	7,766,300	8,073,000

Cost of goods sold	1,449,800	1,651,900	4,065,400	4,328,400
Gross margin	1,274,400	1,509,400	3,700,900	3,744,600

Total operating expenses	441,500	510,600	1,447,600	1,602,800

Operating income	$832,900	$998,800	$2,253,300	$2,141,800

Publishing Operating Results for the Three Months Ended November 30, 2019

Our Publishing division’s net revenues decreased $0.5 million, or 15.6%, to $2.7 million during the three-month period ended November 30, 2019, from $3.2 million reported in the same period a year ago. This decrease resulted from a sales promotion with one of our largest customers that impacted the third quarter last fiscal year. This customer did not have a similar promotion in the third quarter of fiscal 2020. The timing of sales promotions with our large customers vary from year to year as does their overall sales volume impact.

Gross margin decreased $0.2 million, or 13.3%, to $1.3 million during the three-month period ended November 30, 2019, from $1.5 million reported in the same quarter a year ago primarily due to the decrease in net revenues. Gross margin, as a percentage of net revenues, remained consistent, decreasing 0.9%, to 46.8% during the three-month period ended November 30, 2019, from 47.7% reported in the same quarter a year ago.

Total operating expenses of the Publishing segment decreased $0.1 million, or 20.0%, to $0.4 million during the three-month period ended November 30, 2019, from $0.5 million reported in the same quarter a year ago.

Operating income of the Publishing segment decreased $0.2 million, or 20.0%, to $0.8 million during the three-month period ended November 30, 2019 when compared to $1.0 million reported in the same period a year ago, due primarily to the decrease in net revenues.

Publishing Operating Results for the Nine Months Ended November 30, 2019

Our Publishing division’s net revenues decreased $0.3 million, or 3.7%, to $7.8 million during the nine-month period ended November 30, 2019, from $8.1 million reported in the same period a year ago, primarily from the sales promotion of the large customer run during the third quarter of fiscal 2019.

Gross margin remained consistent at $3.7 million during the nine-month period ended November 30, 2019, and in the same period a year ago. Gross margin as a percentage of net revenues, increased 1.3%, to 47.7% during the nine-month period ended November 30, 2019, from 46.4% reported in the same period a year ago. The increase in gross margin resulted from a change in customer mix, as certain sales agreements with specific customers have higher gross margin due to lower discounts, and a change in product mix, as different products have higher gross margin due to lower product costs.

Total operating expenses decreased $0.2 million, or 12.5%, to $1.4 million during the nine-month period ended November 30, 2019, from $1.6 million reported in the same period a year ago. This decrease primarily resulted from a decrease in freight from lower sales and less promotions and marketing expenses incurred during the first nine months of fiscal 2020, when compared to the same period last year.

Total operating income increased $0.2 million, or 9.5%, to $2.3 million during the nine-month period ended November 30, 2019, from $2.1 million reported in the same period a year ago. The increase in operating income was due to increased sales from customers with lower discounts and decreased operating expenses.

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

During the first nine months of fiscal 2020, we experienced cash inflow from our operations of $9,022,800. Cash flows resulted from the following items:

•	net earnings of $5,107,000
•	a decrease in inventories, net, of $3,147,500,
•	an increase in accrued salaries and commissions, and other liabilities of $1,173,700,
•	depreciation expense of $1,054,100,
•	an increase in income tax payable of $591,000,
•	a decrease in prepaid expenses and other assets of $583,600,
•	share-based compensation expense of $498,800,
•	an increase in provision for inventory valuation allowance of $283,400,
•	an increase in deferred income taxes, net, of $81,100, and
•	an increase in the provision for doubtful accounts of $39,900,

Offset by:

•	a decrease in accounts payable of $2,221,100
•	an increase in accounts receivable of $845,400, and
•	a decrease in deferred revenue of $470,800.

Cash used in investing activities was $402,200 for capital expenditures, which was primarily comprised of improvements to upgrade our e-commerce and consultant facing websites used in our UBAM division.

Cash used in financing activities was $2,831,000, which was primarily comprised of $1,241,300 of dividends paid, $870,300 net cash used in treasury stock transactions, and payments on long-term debt of $719,400.

During fiscal year 2020, we continue to expect our cash from operations, along with our line of credit with our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to replace inventory, to liquidate existing debt and any excess cash is expected to be distributed to our shareholders or used to purchase available shares on the market.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A totaling $11.6 million and Tranche B totaling $4.3 million as of November 30, 2019, both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.  The Loan Agreement also includes Term Loan #2 totaling $3.1 million as of November 30, 2019, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million line of credit through August 15, 2020.

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

On February 7, 2019, the Company executed the Ninth Amendment Loan Agreement which removed the covenant prohibiting the Company from repurchasing its shares and identified certain restrictions on the amount of funds that the Company could use to repurchase shares.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement which extended the termination date of the line of credit to August 15, 2020, amended the definition of LIBOR Margin, reduced the frequency of reports to the Lender, amended the Adjusted Funded Debt to EBITDA Ratio and amended the Compliance and Borrowing Base Certificates reporting requirements.

We had no borrowings on our revolving credit agreement at November 30, 2019 and February 28, 2019. Available credit under the revolving credit agreement was $11.2 million at November 30, 2019.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.99% at November 30, 2019).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of November 30, 2019, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$256,200
2021	1,067,400
2022	1,114,600
2023	1,161,600
2024	1,210,600
Thereafter	14,246,800
Total	$19,057,200

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of November 30, 2019 and February 28, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated and included an allowance for doubtful accounts of $0.2 million at November 30, 2019, and $0.3 million at February 28, 2019. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of November 30, 2019 and February 28, 2019.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in Europe, China, Singapore, India, Malaysia and Dubai resulting in a four- to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $1.2 million and $0.9 million at November 30, 2019 and February 28, 2019, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 10.5% of our active consultants maintained consignment inventory at the end of the third fiscal quarter 2020.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.8 million at November 30, 2019 and $1.5 million at February 28, 2019.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.6 million and $0.4 million as of November 30, 2019 and February 28, 2019, respectively.

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

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date. During the first nine months of fiscal 2020, the Company recognized $0.5 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2019. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

September 1 - 30, 2019	57,739	$6.07	57,739	636,579
October 1 - 31, 2019	22,986	6.75	22,986	613,593
November 1 - 30, 2019	4,116	6.91	4,116	609,477
Total	84,841	$6.30	84,841

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: January 14, 2020                                           By     /s/ Randall W. White

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