Form 10-K
period 2020-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2020-05-26
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2019 on the NASDAQ Stock Market, LLC was $35,957,200.

As of May 14, 2020, 8,369,818 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2020 relating to our Annual Meeting of Shareholders to be held on July 9, 2020 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship timely, changes to our primary sales channels, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, the COVID-19 pandemic, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report on Form 10-K and speak only as of the date of this Annual Report on Form 10-K.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.  As used in this Annual Report on Form 10-K, the terms “the Company,” “EDC,” “we,” “our” or “us” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

Item 1.  BUSINESS

(a)  General Description of Business

We are the exclusive United States (“U.S.”) trade co-publisher of educational children’s books produced in the United Kingdom by Usborne Publishing Limited (“Usborne”) and we also exclusively publish books through our ownership of Kane Miller Book Publisher (“Kane Miller”); both award-winning publishers of international children’s books.  We are a corporation incorporated under the laws of the State of Delaware on August 23, 1965. Our fiscal year ends on February 29 (28).

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

Percent Net Revenues by Division

	FY 2020	FY 2019
UBAM	91%	91%
Publishing	9%	9%
Total net revenues	100%	100%

(c)  Narrative Description of Business

Products

As the exclusive United States trade co-publisher of Usborne books and sole publisher of Kane Miller books, we offer over 2,000 different children’s books.  Many of our books are interactive in nature, including our touchy-feely board books, activity books and flashcards, adventure and search books, art books, sticker books and foreign language books.  Most of our books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States.

 We also have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites.  Our books include science and math titles, as well as chapter books and novels.  We continually introduce new titles across all lines of our products.

UBAM markets our books through commissioned consultants using a combination of direct sales, home parties, book fairs and internet based social media platforms (“online parties”).  This division had approximately 29,600 active consultants at February 29, 2020.

Our Publishing division markets through commissioned trade representatives who call on retail book, toy, and specialty stores along with other retail outlets. Publishing also conducts in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 4,000 book, toy and specialty stores. Approximately 9% of our Publishing division's net revenues are to national book chain stores.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season.

Competition

While we have the exclusive U.S. rights to sell Usborne Books and our Kane Miller published books, we face competition from the internet and other book publishers who are also selling directly to our customers.  Our UBAM division competes in recruiting and retaining sales consultants, which continuously receive opportunities to work for larger direct selling companies, as well as new non-traditional employment opportunities in the gig-marketplace that provide part-time supplemental income. We also compete with Scholastic Books in the school and library book fair market.

Our Publishing division faces competition from large U.S. and international publishing companies as well as for space in retail toy, gift and novelty stores that offer a variety of non-book products.

Employees

As of May 11, 2020, 201 full-time employees worked at our Tulsa office and distribution facility and at our San Diego office.  Of these employees, approximately 70% of our employees work in our distribution warehouse.

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

COVID-19 Update

In December 2019, a novel strain of coronavirus, now known as COVID-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and President Trump declared the COVID-19 outbreak in the United States as a national emergency. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. To ensure the well-being of our employees, the Company offered employees in our office the ability to work from home on a temporary basis, we instructed employees in our warehouse and office to take their temperature at the start of every shift, we requested employees forgo any in-person meetings and instead opt to utilize virtual meeting spaces, and we published and continually updated our employees on the most recent developments related to COVID-19 and best practices for safety and health in the office, warehouse and at home. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to the COVID-19 virus, which was seen most by the decline in our Publishing division’s sales due to the closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.  While the Company did not experience decreases in net revenues in the first quarter of fiscal 2021 compared with the same period in fiscal 2020, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse are located on a 40-acre complex at 5402 South 122nd East Ave, Tulsa, Oklahoma. We own the complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant.  All customer orders are made from our 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order fulfillment, packaging, and shipment.

We also own a facility located at 10302 East 55th Place, Tulsa, Oklahoma that contains approximately 105,000 square feet of usable space including 8,000 square feet of office and 97,000 square feet of warehouse space. We use approximately 76,000 square feet of warehouse space for overflow inventory. The remaining 8,000 square feet of office space and 21,000 square feet of warehouse are leased to third-party tenants with multi-year lease agreements.

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

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”).  The number of shareholders of record of EDC's common stock as of May 14, 2020 was 484.

For information regarding our compensation plans see Note 10 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased Under the Plan (1)
December 1-31, 2019	40,432	$6.62	40,432	569,045
January 1-31, 2020	6,808	5.80	6,808	562,237
February 1-29, 2020	25,078	5.78	25,078	537,159
Total	72,318	$6.25	72,318

(1)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which may be purchased under the new plan is 800,000. This plan has no expiration date.

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

Management Summary

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller.  We operate two separate segments; UBAM and Publishing, to sell our Usborne and Kane Miller children’s books.  These two segments each have their own customer base.  The Publishing segment markets its products on a wholesale basis to various retail accounts.  The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, social media platform events (called “online parties”) and book fairs.  All other supporting administrative activities are recognized as other expenses outside of our two segments.  Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

UBAM Division

Our UBAM division uses a multi-level direct selling platform to market books through independent sales representatives (“consultants”) located throughout the United States.  The customer base of UBAM consists of individual purchasers, as well as schools and public libraries.  Revenues are primarily generated through book showings in individual homes, on social media collaboration platforms, through book fairs with school and public libraries and other events.  This past fiscal year continued with a significant shift toward internet sales via social media platform events, such as Facebook parties.

An important factor in the continued growth of the UBAM division is the addition of new sales consultants and the retention of existing consultants.  Current active consultants (defined as those with sales during the past six months) often recruit new sales consultants.  UBAM makes it easy to recruit by providing sign-up kits for which new consultants can earn rewards including discounted books and cash based on exceeding certain sales criteria. In addition, our UBAM division provides our consultants with an extensive operational handbook, valuable training and an individual website they can customize and use to operate their business.

Consultants

	FY 2020	FY 2019
New Consultants Added During Fiscal Year	22,600	21,500
Active Consultants at End of Fiscal Year	29,600	31,800

Our UBAM division’s multi-level marketing platform presently has eight levels of sales representatives:

●	Consultants

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

Upon signing up, sales representatives begin as “Consultants”.  Consultants receive “weekly commissions” from each sale they make; the commission rate they receive on each sale is determined by the marketing program under which the sale is made.  In addition, Consultants receive a monthly sales bonus once their sales reach an established monthly goal.  Consultants who recruit other consultants become “Team Leaders”. Upon reaching this Team Leader level, consultants become eligible to receive “monthly override payments” which are calculated on sales made from their downline “central group” of recruits. Team Leaders that recruit and promote other Team Leaders, and meet other established criteria, are eligible to become “Advanced Leaders”.

Once Advanced Leaders promote a second level consultant, add additional recruits and meet other established criteria, they become “Senior Leaders”, “Executive Leaders”, “Senior Executive Leaders”, “Directors or “Senior Directors”. One-time bonus payments are made to consultants at each promotion level.  Executive Leaders and higher receive an additional monthly override payment based upon the sales of their downline groups. Directors and higher receive an additional bonus payment if they promote an Advanced Leader to a Senior Leader from their central group. The maximum override payment a leader can receive is calculated on three levels below their central group.

During fiscal year 2020, internet sales continued to be the largest sales channel within our UBAM division.  The use of social media and party plan platforms, such as those available on Facebook, have become popular sales tools.  These platforms allow consultants to “present” and customers to “attend” online purchasing events from any geographical location.

Customer’s internet orders are primarily received via the consultant’s customized website, which is hosted by the Company.  Consultants contact hosts or hostesses (collectively “hostess”) who then provide a list of contacts to invite to an online party. During the online party, the consultant answers questions and provides recommendations to the attendees. These attendees then select desired products and place orders via the consultant’s customized website. Internet orders are processed through a standard online “shopping cart checkout” and the consultant receives sales credit and commission on the transaction.  All internet orders are shipped directly to the end customer.  The hostess earns discounted books based on the total sales from the attendees at the online party.

Home parties occur when consultants contact hostesses to hold book shows in their homes.  The consultant assists the hostess in setting up the details for the show, makes a presentation at the show and takes orders for the books.  The hostess earns discounted books based on the total sales at the party, including internet orders for those customers who can only attend via online access.  Home party orders are typically shipped to the hostess who then distributes the books to the end customer.  Customer specials are also available when customers, or their party, order above a specified amount.  Additionally, home shows often provide an excellent opportunity for recruiting new consultants.

UBAM net revenues also includes sales to schools and libraries through educational consultants.  The school and library program includes book fairs which are held with an organization as the sponsor.  The consultant provides promotional materials to introduce our books to parents.  Parents turn in their orders at a designated time.  The book fair program generates discounted books for the sponsoring organization.  UBAM also has various fundraiser programs.  Reach for the Stars is a pledge-based reading incentive program that provides cash and books to the sponsoring organization and books for the participating children. An additional fundraising program, Cards for a Cause, offers our consultants the opportunity to help members of the community by sharing proceeds from the sale of specific items.  Organizations sell variety boxes of greeting-type cards and donate a portion of the proceeds to help support their related causes.

Publishing Division

Our Publishing division operates in a market that is highly competitive, with a large number of companies engaged in the selling of books.  The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned in-house sales group located at our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2020	FY 2019
National chain bookstores	9%	14%
All other	91%	86%
Total net revenues	100%	100%

Publishing uses a variety of methods to attract potential new customers and maintain current customers.  Our employees attend many of the national trade shows held by the book selling industry each year, allowing us to contact potential buyers who may be unfamiliar with our books.  We actively target the national book chains through joint promotional efforts and institutional advertising in trade publications.  Our products are then featured in promotions, such as catalogs offered by the vendor.  We may also seek to acquire, for a fee, an end cap position (our products are placed on the end of a shelf) in a bookstore, which we and the publishing industry consider an advantageous location in the bookstore.

Publishing’s in-house sales group targets the smaller independent book and gift store customers. This market has seen continued growth over the past several years as our sales to large bookstore chains have fluctuated based primarily on the number of promotions that we are able to run in the national chain stores.  Our semi-annual, full-color, 170-page catalogs, are mailed to over 4,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

Result of Operations

The following table shows our statements of earnings data:

	Twelve Months Ended February 29 (28),
	2020	2019
Net revenues	$113,011,900	$118,811,300
Cost of goods sold	36,863,300	39,063,600
Gross margin	76,148,600	79,747,700

Operating expenses
Operating and selling	18,606,000	18,550,600
Sales commissions	34,994,800	36,480,400
General and administrative	15,505,100	16,164,300
Total operating expenses	69,105,900	71,195,300

Other (income) expense
Interest expense	888,100	931,300
Other income	(1,597,300)	(1,559,700)
Earnings before income taxes	7,751,900	9,180,800

Income taxes	2,106,800	2,502,400
Net earnings	$5,645,100	$6,678,400

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related operating expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results

Operating expenses not associated with a reporting segment were $13.1 million for fiscal year ended February 29, 2020 compared to $13.6 million for the same period a year ago.  Operating expenses decreased $0.5 million due to a decrease in freight handling costs of $0.2 million from a reduction in shipments compared to the prior fiscal year, a $0.2 million decrease in payroll primarily related to $0.1 million of reduced wages in our warehouse due to less revenues and a $0.1 million decrease in short-term incentive plan expenses for current year, and reduced bank fees of $0.1 million due to improved pricing agreements.

Interest expense remained consistent totaling $0.9 million for the fiscal year ended February 29, 2020, compared to $0.9 million reported for fiscal year ended February 28, 2019.

Other income remained consistent totaling $1.6 million for the fiscal years ended February 29, 2020 and February 28, 2019.

Income taxes decreased $0.4 million to $2.1 million for the fiscal year ended February 29, 2020, from $2.5 million for the same period a year ago.  This decrease was primarily related to a decrease in taxable income for the current fiscal year compared to prior fiscal year. The effective tax rate remained consistent at 27.2% for the fiscal year ended February 29, 2020, as compared to 27.3% for the fiscal year ended February 28, 2019.

UBAM Operating Results

The following table summarizes the operating results of the UBAM segment for the twelve months ended February 29 (28):

	Twelve Months Ended February 29 (28),
	2020	2019
Gross sales	$129,363,500	$135,792,500
Less discounts and allowances	(36,075,000)	(38,072,600)
Transportation revenue	10,022,100	10,661,400
Net revenues	103,310,600	108,381,300

Cost of goods sold	31,759,200	33,602,100
Gross margin	71,551,400	74,779,200

Operating expenses
Operating and selling	15,551,000	15,242,100
Sales commissions	34,617,200	36,122,100
General and administrative	3,938,600	4,164,900
Total operating expenses	54,106,800	55,529,100

Operating income	$17,444,600	$19,250,100

Average number of active consultants	32,500	32,000

Net revenues decreased $5.1 million, or 4.7%, to $103.3 million for the fiscal year ended February 29, 2020, when compared with net revenues of $108.4 million reported for fiscal year ended February 28, 2019.  The decrease in UBAM net revenues is primarily attributed to $3.0 million in reduced sales activities from active consultants during the fourth quarter compared to the same period a year ago.

Gross margin decreased $3.2 million to $71.6 million for the fiscal year ended February 29, 2020, from $74.8 million reported for fiscal year ended February 28, 2019.  The decrease in gross margin primarily resulted from the decrease in net revenues.  Gross margin as a percentage of net revenues remained consistent, slightly increasing to 69.3% for the fiscal year 2020, compared to 69.0% reported the same period a year ago.

Total UBAM operating expenses decreased $1.4 million, or 2.5%, to $54.1 million during the fiscal year ended February 29, 2020, when compared with $55.5 million reported for fiscal year ended February 28, 2019.  Operating expenses decreased primarily as a result of $1.5 million decrease in sales commissions and $0.1 million of reduced bank fees due to less revenues and $0.1 million in reduced meeting costs associated with our annual convention, offset by $0.3 million of increased freight costs over prior year.

Operating income of our UBAM division decreased $1.9 million, or 9.8%, to $17.4 million for fiscal year ended February 29, 2020, as compared to $19.3 million reported for fiscal year ended February 28, 2019. Operating income decreased primarily due to the decrease in net revenues compared to the same period a year ago.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 29 (28):

	Twelve Months Ended February 29 (28),
	2020	2019
Gross sales	$20,573,300	$22,077,600
Less discounts and allowances	(10,909,700)	(11,681,400)
Transportation revenue	37,700	33,800
Net revenues	9,701,300	10,430,000

Cost of goods sold	5,104,100	5,461,500
Gross margin	4,597,200	4,968,500

Total operating expenses	1,915,200	2,082,700

Operating income	$2,682,000	$2,885,800

Our Publishing division’s net revenues decreased $0.7 million, or 6.7%, to $9.7 million for the fiscal year ended February 29, 2020, when compared with net revenues of $10.4 million reported for fiscal year ended February 28, 2019.  This decrease primarily resulted from the decrease in net revenues with our large national accounts. We have historically been awarded one or more in-store promotions with our largest customer on an annual basis and we did not have an in-store promotion during fiscal year 2020.

Gross margin decreased $0.4 million to $4.6 million for the fiscal year ended February 29, 2020, from $5.0 million reported for fiscal year ended February 28, 2019.  The decrease in gross margin primarily resulted from the decrease in net revenues.  Gross margin as a percentage of net revenues remained consistent, decreasing slightly to 47.4% for the fiscal year 2020, compared to 47.6% reported the same period a year ago. Sales discounts vary by customer and, as such, customer mix changes between fiscal years has an impact on gross margin percentages.

Operating income for the segment decreased $0.2 million, or 6.9%, to $2.7 million for fiscal year ended February 29, 2020, from $2.9 million reported during the same period last year.  The decrease in operating income resulted primarily from the decrease in net revenues and gross margin, offset by $0.1 million of reduced freight from fewer sales orders and $0.1 million of reduced promotion and marketing expenses as we did not have any significant promotions with national book chains during the year.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flows.  We typically fund our operations from the cash we generate.  We also use available cash primarily to purchase additional inventory, to pay down our outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock.  During fiscal year 2020, we decreased our inventory purchases which lowered our year-end inventory balances.  At fiscal year-end 2020, our revolving bank credit facility loan balance was $0 with $11.0 million in available capacity.

During fiscal year 2020, we generated positive cash flows from our operations of $4.2 million.  These cash flows resulted from:

●         net earnings of $5,645,100

Adjusted for:

●         depreciation expense of $1,425,700

●         provision for doubtful accounts of $63,900

●         provision for inventory valuation allowance of $318,400

●         deferred income taxes, net of $120,700

●         share-based compensation expense of $665,100

Positively impacted by:

●         decrease in accounts receivable of $227,700

●         decrease in inventories, net of $2,598,200

●         decrease in prepaid expenses and other assets of $590,200

Offset by:

●         decrease in accounts payable of $4,567,500

●         decrease in accrued salaries, commissions, and other liabilities $1,284,700

●         decrease in income taxes payable of $978,100

●         decrease in deferred revenue of $580,300

Cash used in investing activities was $0.6 million for capital expenditures.  Our capital expenditures were primarily associated with the software upgrades that our UBAM consultants use to monitor their business and place customer orders.

Our capital expenditures included:

●         UBAM consultant and customer facing software upgrades of $534,700

●         Building and other improvements of $45,700

●         Warehouse equipment purchased of $41,600

●         Warehouse management software system of $16,800

Cash used in financing activities was $3.8 million, which was primarily from payment of dividends totaling $1.7 million, $1.7 million paid to acquire treasury stock and payments on our long-term debt of $0.9 million.  These outflows were offset by $0.5 million received from the sale of treasury stock associated with employee purchases through payroll withholdings and employer matching contributions to their 401(k) accounts.

We continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to increase inventory by expanding our product lines, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

We have a Loan Agreement with MidFirst Bank (“the Bank”) including Term Loan #1 comprised of Tranche A of $11.5 million and Tranche B of $4.3 million, both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.  The Loan Agreement also includes Term Loan #2 in the amount of $3.0 million, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million revolving loan (“line of credit”) through August 15, 2020.

On June 15, 2018, the Company executed the Eighth Amendment Loan Agreement with the Bank which extended the termination date until August 15, 2019, reduced the interest rate pricing grid for all floating rate borrowings covered by the Loan Agreement, released the personal guaranty of Randall W. White and Carol White, along with other covenant restrictions being lessened. The amendment also included an adjustment to the Adjusted Funded Debt to EBITDA ratio for covenant compliance.

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

We had no borrowings outstanding on our revolving credit agreement at February 29, 2020 and February 28, 2019.  Available credit under the revolving credit agreement was $11.0 million and $12.4 million at February 29, 2020 and February 28, 2019, respectively.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.89% at February 29, 2020).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the year ended February 29, 2020, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 29, 2020
2021	$1,027,400
2022	1,070,600
2023	1,115,300
2024	1,161,800
2025	1,208,600
Thereafter	13,228,000
$18,811,700

In September 2002, the Board of Directors authorized a minimum annual cash dividend of 20% of net earnings.  On February 16, 2017, we announced that we were suspending dividends to focus all resources and cash requirements toward financing future growth.  In May 2018, the Board of Directors of the Company approved the reinstatement of dividends.

In April 2008, our Board of Directors amended our 1998 stock repurchase plan, establishing that we may purchase up to an additional 1,000,000 shares as market conditions warrant.  In February 2019, our Board of Directors approved a new stock repurchase plan to replace the amended 2008 plan. Under the new 2019 plan, the Company is authorized to purchase up to 800,000 shares of common stock, which represented approximately 10% of the outstanding shares as of February 28, 2019, of which 537,159 remains available to purchase as of February 29, 2020. Management believes using excess liquidity to purchase outstanding shares enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off Balance Sheet Arrangements

As of February 29, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season.  We experience an increase in inventory during the Summer in anticipation for the Fall increase in sales.  In addition, new titles are released twice a year, in the Spring and Fall, which increases our inventory the months preceding these scheduled releases.  The Company uses available cash or working capital borrowings to fund these increases in inventory.

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

The restricted share awards granted under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) contain both service and performance conditions. The Company recognizes share compensation expense only for the portion of the restricted share awards that are considered probable of vesting.  Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established.  The fair value of these awards are determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For certain awards that provide discretion to adjust the allocation of the restricted shares, the service-inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions between the Company and the employees has not yet been established.  For awards in which the service-inception date precedes the grant date, compensation cost is accrued beginning on the service-inception date.  The Company estimates the award's fair value on each subsequent reporting date, until the grant date, based on the closing market price of the Company’s common stock.  On the grant date, the award's fair value is fixed, subject to the remaining performance conditions, and the cumulative amount of previously recognized compensation expense is adjusted to the fair value at the grant date. During fiscal years 2020 and 2019, the Company recognized $0.7 million and $0.4 million, respectively, of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 29, 2020 and February 28, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated an allowance for doubtful accounts of $0.2 million and $0.3 million as of February 29, 2020 and February 28, 2019, respectively. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of February 29, 2020 and February 28, 2019.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai resulting in a four to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $1.2 million and $0.9 million at February 29, 2020 and February 28, 2019, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 12% of our active consultants maintained consignment inventory at the end of fiscal year 2020.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.5 million at February 29, 2020 and February 28, 2019.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.5 million and $0.4 million as of February 29, 2020 and February 28, 2019, respectively.

Our principal supplier, based in England, generally requires a minimum re-order of 6,500 or more of a title in order to get a solo print run.  Smaller orders would require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title.  Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or re-order based upon this analysis. These factors and historical analysis have led our management to determine that 2½ years represents a reasonable estimate of the normal operating cycle for our products.

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

The information required by Item 8 begins at page 23.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 29, 2020. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported in accordance within the time periods specified in SEC rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

During the fourth quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 29, 2020.  The original framework was updated with the issuance of the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has not yet implemented the 2013 framework, but is expecting to implement this framework in the upcoming fiscal year.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

(b)  Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 9, 2020.

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

10.6	Employment Agreement between Randall W. White and the Company dated February 28, 2004 incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2005 (File No. 0-04957).

10.7	Loan Agreement dated December 1, 2015 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.7 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.8

Purchase and Sale Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.9	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.9 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.10

First Amendment Loan Agreement dated March 10, 2016 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.10 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.11

Second Amendment Loan Agreement dated June 15, 2016 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.12

Third Amendment Loan Agreement dated June 28, 2016 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.13

Fourth Amendment Loan Agreement dated February 7, 2017 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 2019 (File No. 0-04957).

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

10.19

Tenth Amendment Loan Agreement dated August 15, 2019 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 10-Q dated October 15, 2019 (File No. 000-04957)

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

**32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Paper Filed

**Filed Herewith

Item 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 26, 2020	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 26, 2020	/s/ Randall W. White
Randall W. White
Chairman of the Board, President and Director
(Principal Executive Officer)

	May 26, 2020	/s/ John A. Clerico
John A. Clerico, Director

	May 26, 2020	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 26, 2020	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 26, 2020	/s/ Betsy Richert
Betsy Richert, Director

	May 26, 2020	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 29, 2020 and February 28, 2019, the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma

May 26, 2020

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 29 (28),

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,999,400	$3,199,300
Accounts receivable, less allowance for doubtful accounts of $237,400 (2020) and $268,600 (2019)	2,967,200	3,258,800
Inventories - net	30,087,300	33,445,600
Income taxes receivable	221,700	-
Prepaid expenses and other assets	950,600	1,603,500
Total current assets	37,226,200	41,507,200

INVENTORIES - net	1,016,700	575,000

PROPERTY, PLANT AND EQUIPMENT - net	26,377,700	27,164,600

OTHER ASSETS	82,200	19,500

TOTAL ASSETS	$64,702,800	$69,266,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,661,100	$14,228,600
Deferred revenues	385,300	965,600
Current maturities of long-term debt	1,027,400	945,900
Accrued salaries and commissions	1,657,200	2,039,000
Income taxes payable	-	756,400
Dividends payable	417,400	410,100
Other current liabilities	3,238,200	4,177,900
Total current liabilities	16,386,600	23,523,500

LONG-TERM DEBT - net of current maturities	17,784,300	18,830,700
DEFERRED INCOME TAXES - net	993,300	872,600
OTHER LONG-TERM LIABILITIES	145,800	109,000
Total liabilities	35,310,000	43,335,800

COMMITMENTS AND CONTINGENCIES – See Note 9

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 (2020) and 12,092,080 (2019) shares; Outstanding 8,348,651 (2020) and 8,195,082 (2019) shares	2,482,000	2,418,400
Capital in excess of par value	9,843,900	8,975,100
Retained earnings	29,732,200	25,754,900
	42,058,100	37,148,400
Less treasury stock, at cost	(12,665,300)	(11,217,900)
Total shareholders' equity	29,392,800	25,930,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,702,800	$69,266,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 29 (28),

	2020	2019
GROSS SALES	$149,936,800	$157,870,100
Less discounts and allowances	(46,984,700)	(49,754,000)
Transportation revenue	10,059,800	10,695,200
NET REVENUES	113,011,900	118,811,300
COST OF GOODS SOLD	36,863,300	39,063,600
Gross margin	76,148,600	79,747,700

OPERATING EXPENSES:
Operating and selling	18,606,000	18,550,600
Sales commissions	34,994,800	36,480,400
General and administrative	15,505,100	16,164,300
Total operating expenses	69,105,900	71,195,300

INTEREST EXPENSE	888,100	931,300
OTHER INCOME	(1,597,300)	(1,559,700)

EARNINGS BEFORE INCOME TAXES	7,751,900	9,180,800

INCOME TAXES	2,106,800	2,502,400
NET EARNINGS	$5,645,100	$6,678,400

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$0.68	$0.82
Diluted	$0.68	$0.81

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,318,412	8,189,149
Diluted	8,323,128	8,196,628
Dividends per share	$0.20	$0.20

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 29 (28),

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity
BALANCE - February 28, 2018	12,092,080	$2,418,400	$8,573,300	$20,714,500	3,912,468	$(11,304,100)	$20,402,100
Purchases of treasury stock	-	-	-	-	25,171	(256,500)	(256,500)
Sales of treasury stock	-	-	-	-	(40,641)	342,700	342,700
Dividends declared ($0.20/share)	-	-	-	(1,638,000)	-	-	(1,638,000)
Share-based compensation expense (see Note 10)	-	-	401,800	-	-	-	401,800
Net earnings	-	-	-	6,678,400	-	-	6,678,400
BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	254,475	(1,705,800)	(1,705,800)
Sales of treasury stock	-	-	241,000	-	(90,044)	258,400	499,400
Exercise of stock options	10,000	2,000	24,300	-	-	-	26,300
Dividends declared ($0.20/share)	-	-	-	(1,667,800)	-	-	(1,667,800)
Share-based compensation expense (see Note 10)	-	-	665,100	-	-	-	665,100
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	5,645,100	-	-	5,645,100
BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29 (28),

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,645,100	$6,678,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,425,700	1,455,800
Deferred income taxes	120,700	735,700
Provision for doubtful accounts	63,900	74,100
Provision for inventory valuation allowance	318,400	140,700
Share-based compensation expense	665,100	401,800
Changes in assets and liabilities:
Accounts receivable	227,700	(419,100)
Inventories, net	2,598,200	(7,106,800)
Prepaid expenses and other assets	590,200	(337,100)
Accounts payable	(4,567,500)	2,399,100
Accrued salaries and commissions, and other liabilities	(1,284,700)	694,000
Deferred revenues	(580,300)	272,600
Income taxes	(978,100)	(1,042,400)
Total adjustments	(1,400,700)	(2,731,600)
Net cash provided by operating activities	4,244,400	3,946,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(638,800)	(1,399,400)
Net cash used in investing activities	(638,800)	(1,399,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(964,900)	(929,700)
Cash received from sale of treasury stock	499,400	342,700
Cash used to purchase treasury stock	(1,705,800)	(256,500)
Cash proceeds from issuance of common stock upon exercise of stock options	26,300	-
Dividends paid	(1,660,500)	(1,227,900)
Net cash used in financing activities	(3,805,500)	(2,071,400)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(199,900)	476,000
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,199,300	2,723,300
CASH AND CASH EQUIVALENTS - END OF YEAR	$2,999,400	$3,199,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$899,100	$926,900
Cash paid for income taxes	$3,084,100	$2,874,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we,” “our,” “us,” or “the Company”) distributes books and publications through our Usborne Books & More (“UBAM”) and EDC Publishing (“Publishing”) divisions to individual consumers, book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”).  We are the exclusive U.S. trade co-publisher of books and related items published by Usborne Publishing Limited (“Usborne”), an England-based publishing company, our largest supplier.  We also publish books and related items through our ownership of Kane Miller Book Publisher (“Kane Miller”).

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

Reclassifications—Certain reclassifications have been made to the fiscal year 2019 statement of shareholders’ equity to conform to the classifications used in fiscal year 2020.  These reclassifications had no effect on net earnings.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $21.4 million and $29.8 million for the years ended February 29, 2020 and February 28, 2019, respectively.  Total inventory purchases for those same periods were approximately $33.1 million and $42.8 million, respectively.  As of February 29, 2020 and February 28, 2019, our outstanding accounts payable due to Usborne was $5.5 million and $5.6 million, respectively.

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

Management has estimated an allowance for doubtful accounts of $237,400 and $268,600 as of February 29, 2020 and February 28, 2019, respectively. Included within this allowance is $93,900 of reserve for vendor discounts to sell remaining inventory as of February 29, 2020 and February 28, 2019.

Inventories—Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the average costing method.  We present a portion of our inventory as a noncurrent asset.  Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier.  These excess quantities are included in noncurrent inventory.  We estimate noncurrent inventory using the current year turnover ratio by title.  For inventory that has at least twelve months of sales history, inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company.  The total cost of inventory on consignment, excluding the estimated reserve, with consultants was $1,519,600 and $1,545,000 at February 29, 2020 and February 28, 2019, respectively.  The Company has reserved for consignment inventory not expected to be sold or returned of $239,800 and $48,600 as of February 29, 2020 and February 28, 2019, respectively.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life, as follows:

Building	30 years
Building improvements	5 – 15 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	3 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows.  Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2020 or 2019.

Income Taxes—We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce net deferred tax assets to the amounts that are “more likely than not” to be realized.

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers and publishing retail outlets.  Revenues are recognized at shipping point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred.  Products are shipped FOB shipping point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheets.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

The majority of the Company's contracts have a single performance obligation and are short-term in nature.  Certain contracts associated with hostess award programs include sales incentives, such as discounted products.  These incentives provide a separate performance obligation in the contract and material right to the customer.  The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right.  As our sales incentives are delivered with the associated products ordered, there is no deferral required.  Revenues allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statement of earnings.

Estimated allowances for sales returns, which reduce net revenues and costs of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 and $204,000 as of February 29, 2020 and February 28, 2019, respectively, which is included in other current liabilities on the Company’s balance sheets. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 and $102,000 is included in other current assets on the Company’s balance sheets as of February 29, 2020 and February 28, 2019, respectively.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in general and administrative expenses in the statements of earnings, were $579,500 and $629,900 for the years ended February 29, 2020 and February 28, 2019, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs includes postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $17,240,300 and $17,263,000 for the years ended February 29, 2020 and February 28, 2019, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, were $888,100 and $931,300 for the years ended February 29, 2020 and February 28, 2019, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 29 (28),
	2020	2019
Earnings per share:
Net earnings applicable to common shareholders	$5,645,100	$6,678,400
Shares:
Weighted average shares outstanding-basic	8,318,412	8,189,149
Assumed exercise of options	4,716	7,479
Weighted average shares outstanding-diluted	8,323,128	8,196,628

Diluted earnings per share:
Basic	$0.68	$0.82
Diluted	$0.68	$0.81

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

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standard updates (“ASU”) apply to us:

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. We adopted this standard on March 1, 2019, and it did not have a material impact on our financial position, results of operations or cash flows. Adoption of this ASU resulted in an increase in our assets and liabilities by approximately $52,900, due to the recognition of right of use assets and lease liabilities. See Note 7 – Leases for our lease disclosures.

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses”, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.   The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 in the first quarter of fiscal year 2020. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820).  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  The Company adopted ASU No. 2018-13 in the first quarter of fiscal year 2020. The adoption of this ASU expands the disclosure of certain assets and liabilities recorded at fair value and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740), which simplifies the Accounting for income taxes. Topic 740 addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intra-period allocation when there are losses, in addition to calculation of income taxes when current year-to-date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption of the standard has not yet been determined and is being evaluated.

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact and are currently evaluating the comprehensive effect of this ASU on our Company’s financial position and results of operations.

2.       INVENTORIES

Inventories consist of the following:

	February 29 (28),
	2020	2019
Current:
Book inventory	$30,346,900	$33,494,200
Inventory valuation allowance	(259,600)	(48,600)
Inventories net - current	$30,087,300	$33,445,600

Noncurrent:
Book inventory	$1,226,500	$904,400
Inventory valuation allowance	(209,800)	(329,400)
Inventories net - noncurrent	$1,016,700	$575,000

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in non-current inventory.

3.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29 (28),
	2020	2019
Land	$4,107,200	$4,107,200
Building	20,321,800	20,321,800
Building improvements	1,833,700	1,777,100
Machinery and equipment	8,025,000	7,972,900
Furniture and fixtures	110,800	109,000
Software developments in progress	528,300	-
Total property, plant and equipment	34,926,800	34,288,000
Less accumulated depreciation	(8,549,100)	(7,123,400)
Property, plant and equipment-net	$26,377,700	$27,164,600

During fiscal year 2019, the Company purchased and installed new warehouse equipment and made software enhancements to increase its daily shipping capacity and reduce warehouse labor. During fiscal year 2020, the Company upgraded the software that the UBAM division consultants use to monitor their business and place customer orders.

4.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 29 (28),
	2020	2019
Accrued royalties	$655,600	$869,200
Accrued UBAM incentives	819,400	832,100
Accrued freight	150,600	431,400
Sales tax payable	499,300	547,000
Allowance for expected inventory returns	201,500	204,000
Other	911,800	1,294,200
Total other current liabilities	$3,238,200	$4,177,900

5.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 29 (28),
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$64,100	$72,500
Inventory overhead capitalization	69,200	87,600
Inventory valuation allowance	70,100	13,100
Inventory valuation allowance – noncurrent	56,700	88,900
Allowance for sales returns	27,200	27,500
Capital loss carryforward	-	116,200
Accruals	363,900	252,900
Deferred tax assets	651,200	658,700

Less valuation allowance	-	(116,200)
Total deferred tax assets	651,200	542,500

Deferred tax liabilities:
Property, plant and equipment	(1,644,500)	(1,415,100)
Total deferred tax liabilities	(1,644,500)	(1,415,100)

Net deferred income tax liabilities	$(993,300)	$(872,600)

On December 22, 2017, President Trump signed into law the Tax Act.  Among its provisions, the Tax Act reduces the statutory U.S. Corporate income tax rate from a maximum rate of 35% to 21% effective January 1, 2018. The Tax Act also provides for accelerated deductions of certain capital expenditures made after September 27, 2017 through bonus depreciation.  Upon the enactment of the Tax Act in fiscal year 2018, we recorded a reduction in our deferred income tax liabilities of $43,200 for the effect of the aforementioned change in the U.S. statutory income tax rate.  The application of the Tax Act may change due to regulations subsequently issued by the U.S. Treasury Department.

Prior to fiscal year 2019, management assessed the evidence to estimate whether sufficient future capital gains would be generated to utilize the previously existing capital loss carryforward. As there was not an expectation of capital gains existing, management determined that a valuation allowance was necessary to reduce the carrying value of the capital loss carryforward deferred tax asset as it was “more likely than not” that such assets were unrealizable. The capital loss carryforward expired in 2019. As a result, the deferred tax asset on this carryforward was written off, as well as the valuation allowance associated with it.

The components of income tax expense are as follows:

	February 29 (28),
	2020	2019
Current:
Federal	$1,518,600	$1,253,600
State	467,500	513,100
	1,986,100	1,766,700
Deferred:
Federal	109,300	674,500
State	11,400	61,200
	120,700	735,700
Total income tax expense	$2,106,800	$2,502,400

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 29 (28),
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	5.9%	4.7%
Other	0.3%	1.6%
Total income tax expense	27.2%	27.3%

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

6.        EMPLOYEE BENEFIT PLAN

We have a profit-sharing plan that incorporates the provisions of Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers substantially all employees meeting specific age and length of service requirements.  Matching contributions are discretionary and amounted to $146,600 and $133,300 during the fiscal years ended February 29, 2020 and February 28, 2019, respectively.  The 401(k) plan includes an option for employees to invest in our stock, which is purchased from our treasury stock shares.  Shares purchased for the 401(k) plan from treasury stock amounted to 40,559 net shares and 40,641 net shares during the years ended February 29, 2020 and February 28, 2019, respectively.

7.        LEASES

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

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the balance sheets, for each lease, valued at the lease liability, adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Future minimum rental payments under operating leases with initial terms greater than one year as of February 29, 2020, are as follows:

Years ending February 28 (29),
2021	$13,200
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	49,500
Present value discount	(4,300)
Total operating lease liability	$45,200

The following table provides further information about our operating leases as of and for the year ended February 29, 2020:

Current lease liability	$13,500
Long-term lease liability	$31,700
Right-of-use asset	$45,200

Fixed lease cost	$12,700
Operating cash flows – operating lease	$12,700
Remaining lease term (months)	43
Discount rate	4.60%

Operating lease expense for the year ended February 28, 2019, was $18,800 and was recognized in accordance with ASC 840. The current lease on the property extends through 2024, inclusive of a two-year renewal option.

Operating Leases – Lessor

In connection with the 2015 purchase of our 400,000 square-foot facility on 40-acres, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $114,500 per month, through the lease anniversary date of December 2020, with a 2.0% annual increase adjustment on each anniversary date thereafter.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of earnings. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year Ending February 29, 2020

2021	$1,509,300
2022	1,539,800
2023	1,570,800
2024	1,575,500
2025	1,544,600
Thereafter	9,314,600
Total	$17,054,600

The cost of the leased space was approximately $10,789,500 and $10,359,900 as of February 29, 2020 and February 28, 2019, respectively.  The accumulated depreciation associated with the leased assets was $1,828,900 and $1,233,400 as of February 29, 2020 and February 28, 2019, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the balance sheets.

8.        DEBT

Debt consists of the following:

	February 29 (28),
	2020	2019

Line of credit	$-	$-

Long-term debt	$18,811,700	$19,776,600
Less current maturities	(1,027,400)	(945,900)
Long-term debt, net of current maturities	$17,784,300	$18,830,700

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans.  Term Loan #1 is comprised of Tranche A totaling $13.4 million and Tranche B totaling $5.0 million, both with the maturity date of December 1, 2025.  Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Tranche B interest is payable monthly at the Bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.89% at February 29, 2020).  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Tranche A were $11,497,100 and $11,984,100 at February 29, 2020 and February 28, 2019, respectively.  The outstanding borrowings on Tranche B were $4,293,500 and $4,479,700 at February 29, 2020 and February 28, 2019, respectively.

We also have Term Loan #2 with the Bank in the amount of $4.0 million with the maturity date of June 28, 2021, and interest payable monthly at the Bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.89% at February 29, 2020).  Term Loan #2 is secured by our secondary warehouse and land. The Loan Agreement also provides a $15.0 million revolving loan (“line of credit”) through August 15, 2020 with interest on future borrowings payable monthly at the Bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (3.89% at February 29, 2020).  The outstanding borrowings on Term Loan #2 were $3,021,100 and $3,312,800 at February 29, 2020 and February 28, 2019, respectively.  We had no borrowings outstanding on the line of credit at February 29, 2020 and February 28, 2019.  Available credit under the revolving credit agreement was $11,006,300 at February 29, 2020 and $12,439,300 at February 28, 2019.

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

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2020, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. We had no letters of credit outstanding as of February 29, 2020.

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

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 29, 2020
2021	$1,027,400
2022	1,070,600
2023	1,115,300
2024	1,161,800
2025	1,208,600
Thereafter	13,228,000
$18,811,700

9.        COMMITMENTS AND CONTINGENCIES

At February 29, 2020, we had outstanding purchase commitments for inventory totaling $12,861,500, which is due during fiscal year 2021.  Of these commitments, $8,896,200 were with Usborne, $3,809,000 with various Kane Miller publishers and the remaining $156,300 with other suppliers.

10.        STOCK-BASED COMPENSATION

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 2,000,000 stock options. Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  All options outstanding at the beginning of fiscal year 2020 were exercised in December 2019.

A summary of the status of our 2002 Plan as of February 29, 2020 and February 28, 2019, and changes during the years then ended is presented below:

	February 29 (28),
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	10,000	$2.63	10,000	$2.63
Exercised	10,000	2.63	-	-
Expired	-	-	-	-
Outstanding at end of year	-	-	10,000	$2.63

At February 29, 2020, there were no stock options outstanding.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  The remaining compensation expense for these awards, totaling approximately $1,995,400, will be recognized ratably over the remaining vesting period of approximately 36 months.  No shares were granted during fiscal year 2020.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 29 (28),
	2020	2019

Share-based compensation expense	$665,100	$401,800

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

During fiscal year 2019, and prior to February 4, 2019, we purchased 16,805 shares at an average price of $11.31 per share totaling approximately $190,100 under the amended 2008 stock repurchase plan. Between February 4, 2019 and February 28, 2019, we purchased 8,366 shares at an average price of $7.93 per share totaling approximately $66,400 under the new 2019 stock repurchase plan. During fiscal year 2020, we purchased 254,475 shares at an average price of $6.70 per share totaling approximately $1,705,800 under the 2019 stock repurchase plan.

12.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2020 and February 28, 2019:

	Net Revenues	Gross Margin	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
2020
First quarter	$27,587,400	$18,531,200	$1,363,600	$0.17	$0.17
Second quarter	24,438,000	16,391,600	1,007,600	0.12	0.12
Third quarter	40,824,600	27,544,700	2,735,800	0.33	0.33
Fourth quarter	20,161,900	13,681,100	538,100	0.06	0.06
Total year	$113,011,900	$76,148,600	$5,645,100	$0.68	$0.68

2019
First quarter	$30,022,300	$20,352,600	$1,816,600	$0.22	$0.22
Second quarter	24,681,000	16,218,300	1,490,700	0.18	0.18
Third quarter	40,482,600	27,341,000	2,815,600	0.34	0.34
Fourth quarter	23,625,400	15,835,800	555,500	0.08	0.07
Total year	$118,811,300	$79,747,700	$6,678,400	$0.82	$0.81

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

Information by industry segment for the years ended February 29, 2020 and February 28, 2019 is set forth below:

NET REVENUES

	2020	2019
Publishing	$9,701,300	$10,430,000
UBAM	103,310,600	108,381,300
Total	$113,011,900	$118,811,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	2020	2019
Publishing	$2,682,000	$2,885,800
UBAM	17,444,600	19,250,100
Other	(12,374,700)	(12,955,100)
Total	$7,751,900	$9,180,800

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $19,155,500 and $19,123,700 at February 29, 2020 and February 28, 2019, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.        DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 29, 2020 and February 28, 2019 are recorded as deferred revenues on the balance sheets. We received approximately $385,300 and $965,600 at February 29, 2020 and February 28, 2019, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the fiscal year end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal year.

16.     SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization characterized COVID-19, a new respiratory disease caused by a novel coronavirus, as a pandemic. On March 13, 2020, President Trump declared the COVID-19 outbreak in the United States as a national emergency. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented, and continue to implement, emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on local and global economic conditions. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments and the effectiveness of the actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time.

On April 9, 2020, the Company, as Landlord, agreed to a 90-day lease payment abatement for the months of May, June and July 2020, with our facility’s largest leasing tenant. The lease term was extended three months past the original lease term in exchange for the three-month lease abatement.

On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1,447,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to the COVID-19 virus, which was seen most by the decline in our Publishing division’s sales due to the closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.

On May 19, 2020, the Board of Directors of EDC approved a $0.06 dividend that will be paid to shareholders of record on Tuesday, June 2, 2020.