Form 10-Q
period 2020-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2020-07-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 8, 2020, there were 8,354,691 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 29, 2020 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 29,
ASSETS	2020	2020
CURRENT ASSETS
Cash and cash equivalents	$14,765,500	$2,999,400
Accounts receivable, less allowance for doubtful accounts of $296,100 (May 31) and $237,400 (February 29)	2,550,500	2,967,200
Inventories - net	27,162,400	30,087,300
Income taxes receivable	-	221,700
Prepaid expenses and other assets	889,900	950,600
Total current assets	45,368,300	37,226,200

INVENTORIES - net	780,800	1,016,700
PROPERTY, PLANT AND EQUIPMENT - net	26,111,600	26,377,700
OTHER ASSETS	113,800	82,200
TOTAL ASSETS	$72,374,500	$64,702,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,046,300	$9,661,100
Deferred revenues	2,412,100	385,300
Current maturities of long-term debt	1,126,100	1,027,400
Accrued salaries and commissions	3,685,800	1,657,200
Income taxes payable	380,400	-
Dividends payable	502,200	417,400
Other current liabilities	3,585,700	3,238,200
Total current liabilities	22,738,600	16,386,600

LONG-TERM DEBT - net of current maturities	17,422,200	17,784,300
DEFERRED INCOME TAXES - net	1,084,500	993,300
OTHER LONG-TERM LIABILITIES	143,000	145,800
Total liabilities	41,388,300	35,310,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 (May 31) and 12,410,080 (February 29) shares; Outstanding 8,352,253 (May 31) and 8,348,651 (February 29) shares	2,482,000	2,482,000
Capital in excess of par value	10,017,900	9,843,900
Retained earnings	31,161,100	29,732,200
	43,661,000	42,058,100
Less treasury stock, at cost	(12,674,800)	(12,665,300)
Total shareholders' equity	30,986,200	29,392,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$72,374,500	$64,702,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2020	2019
GROSS SALES	$46,896,900	$36,473,700
Less discounts and allowances	(12,895,900)	(11,331,400)
Transportation revenue	4,290,700	2,445,100
NET REVENUES	38,291,700	27,587,400
COST OF GOODS SOLD	11,395,500	9,056,200
Gross margin	26,896,200	18,531,200

OPERATING EXPENSES
Operating and selling	6,340,200	4,383,900
Sales commissions	13,600,500	8,533,000
General and administrative	4,536,000	3,938,200
Total operating expenses	24,476,700	16,855,100

INTEREST EXPENSE	182,200	232,000
OTHER INCOME	(406,600)	(402,400)

EARNINGS BEFORE INCOME TAXES	2,643,900	1,846,500

INCOME TAXES	712,800	482,900
NET EARNINGS	$1,931,100	$1,363,600

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,352,424	8,184,272
Diluted	8,352,424	8,191,062
Dividends per share	$0.06	$0.05

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	$2,482,000	$10,017,900	$31,161,100	4,057,827	$(12,674,800)	$30,986,200

FOR THE THREE MONTHS ENDED MAY 31, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	$2,418,400	$9,209,500	$26,709,600	3,914,786	$(11,466,100)	$26,871,400

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,931,100	$1,363,600
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	409,900	366,200
Deferred income taxes	91,200	(51,800)
Provision for doubtful accounts	67,800	103,500
Provision for inventory valuation allowance	80,000	117,300
Share-based compensation expense	169,000	166,300
Changes in assets and liabilities:
Accounts receivable	348,900	79,700
Inventories, net	3,080,800	(160,600)
Prepaid expenses and other assets	29,100	460,600
Accounts payable	1,385,200	(2,184,900)
Accrued salaries and commissions, and other liabilities	2,373,300	(957,900)
Deferred revenues	2,026,800	(576,700)
Income taxes	602,100	435,100
Total adjustments	10,664,100	(2,203,200)
Net cash provided by (used in) operating activities	12,595,200	(839,600)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(143,800)	(129,300)
Net cash used in investing activities	(143,800)	(129,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term debt	(1,710,800)	(237,800)
Proceeds from term debt	1,447,400	-
Cash received from sale of treasury stock	71,000	122,400
Cash used to purchase treasury stock	(75,500)	(302,500)
Dividends paid	(417,400)	(410,100)
Net cash used in financing activities	(685,300)	(828,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,766,100	(1,796,900)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,999,400	3,199,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,765,500	$1,402,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$184,600	$232,000
Cash paid for income taxes	$19,500	$100,200

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 29, 2020 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

COVID-19 Update

In December 2019, a novel strain of coronavirus, known as COVID-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and President Trump declared the COVID-19 outbreak in the United States as a national emergency. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. To ensure the well-being of our employees, the Company offered employees in our office the ability to work from home on a temporary basis; we instructed employees in our warehouse and office to take their temperature at the start of every shift; we requested employees forgo any in-person meetings and instead opt to utilize virtual meeting spaces; and we published and continually updated our employees on the most recent developments related to COVID-19 and best practices for safety and health in the office, warehouse and at home. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to COVID-19, which was seen most by the decline in our Publishing division’s sales due to the closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.  While the Company did not experience a decrease in net revenues in the first quarter of fiscal 2021 compared with the same period in fiscal 2020, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 29, 2020 included in our Form 10-K.

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

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact and to the extent we enter into modifications of agreements that are impacted by the LIBOR rate phase-out, we will apply such guidance to those contract modifications.

Note 2 – INVENTORIES

Inventories consist of the following:

	2020
	May 31,	February 29,
Current:
Book inventory	$27,479,000	$30,346,900
Inventory valuation allowance	(316,600)	(259,600)
Inventories net – current	$27,162,400	$30,087,300

Noncurrent:
Book inventory	$1,021,400	$1,226,500
Inventory valuation allowance	(240,600)	(209,800)
Inventories net – noncurrent	$780,800	$1,016,700

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in non-current inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases from this company were approximately $4.0 million and $5.9 million for the three months ended May 31, 2020 and 2019, respectively. Total inventory purchases from all suppliers were $5.8 million and $9.2 million for the three months ended May 31, 2020 and 2019, respectively.

Note 3 – LEASES

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

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred. Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2020, are as follows:

Year ending February 28 (29),
2021	$9,900
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	46,200
Present value discount	(3,700)
Total operating lease liability	$42,500

The following table provides further information about our operating leases on our condensed financial statements:

	2020
	May 31,	February 29,

Current lease liability	$13,500	$13,500
Long-term lease liability	29,000	31,700
Right-of-use asset	$42,500	$45,200

Remaining lease term (months)	40	43
Discount rate	4.60%	4.60%

	Three Months Ended
	May 31, 2020	May 31, 2019
Fixed lease cost	$3,200	$3,100
Operating cash flows – operating lease	$3,200	$3,100

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our condensed statements of earnings. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

On April 4, 2020, we executed an amendment to one of our existing leases that abated rental payments for the months of May, June and July, 2020. The amendment also extended the term of the lease for three additional months. This amendment represents a lease modification and, as such, we have adjusted our fixed rental income on a straight-line basis over the remaining term starting May 1, 2020.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year ending February 28 (29),
2021	$916,000
2022	1,556,100
2023	1,587,500
2024	1,592,500
2025	1,562,000
Thereafter	9,694,300
Total	$16,908,400

The cost of the leased space was approximately $10,797,900 and $10,789,500 as of May 31, 2020 and February 29, 2020, respectively.  The accumulated depreciation associated with the leased assets was $1,927,100 and $1,828,900 as of May 31, 2020 and February 29, 2020, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2020
	May 30,	February 29,

Line of credit	$-	$-

Long-term debt	$18,548,300	$18,811,700
Less current maturities	(1,126,100)	(1,027,400)
Long-term debt, net of current maturities	$17,422,200	$17,784,300

We have a Loan Agreement dated March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes multiple loans. Term Loan #1 is comprised of Tranche A totaling $11.4 million and Tranche B totaling $4.2 million as of May 31, 2020, both with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. For Tranche B, interest is payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.44% at May 31, 2020). Term Loan #1 is secured by the primary office, warehouse and land.

We also have Term Loan #2 with the Bank totaling $2.9 million as of May 31, 2020, with the maturity date of June 28, 2021, and interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.44% at May 31, 2020).   Term Loan #2 is secured by our secondary warehouse and land. Subsequent to quarter end, the Company paid off Term Loan #2 (See Note 11).

The Loan Agreement also provides a $15.0 million revolving loan (“line of credit”) through August 15, 2020 with interest payable monthly at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.44% at May 31, 2020).

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

We had no borrowings outstanding on our revolving credit agreement at May 31, 2020 and February 29, 2020. Available credit under the revolving credit agreement was approximately $9.0 million and $11.0 million at May 31, 2020 and February 29, 2020, respectively.

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

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2020, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of May 31, 2020, we had no letters of credit outstanding.

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

On April 16, 2020, the Company entered into a loan with the Bank of approximately $1.4 million pursuant to the PPP under the CARES Act. The PPP Loan had a fixed interest rate of 1.00%, with principal and interest payments starting December 1, 2020 and a scheduled maturity date of May 1, 2022. The Company determined the PPP loan was no longer needed and repaid the loan in full, including interest accrued to date, on May 12, 2020.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2021	$837,000
2022	1,155,500
2023	1,195,500
2024	1,237,100
2025	1,278,600
Thereafter	12,844,600
Total	$18,548,300

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended May 31,
	2020	2019
Earnings per share:
Net earnings applicable to common shareholders	$1,931,100	$1,363,600
Shares:
Weighted average shares outstanding-basic	8,352,424	8,184,272
Assumed exercise of options	-	6,790

Weighted average shares outstanding-diluted	8,352,424	8,191,062

Diluted earnings per share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

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

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan establishes up to 600,000 shares of restricted stock which can be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 or 2021. The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2019 LTI Plan and may result in the distribution of a number of shares that is less than but not greater to the number of restricted shares outlined in the terms of the 2019 LTI Plan.   Restricted shares granted under the 2019 LTI Plan “cliff vest” after five years.

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  The remaining compensation expense for these awards, totaling approximately $1,829,000, will be recognized ratably over the remaining vesting period of approximately 33 months.

During the first quarter of fiscal 2021, the Company granted approximately 151,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. The remaining compensation expense of the awards, totaling approximately $948,500, will be recognized ratably over the remaining vesting period of approximately 57 months.  As of May 31, 2020, 141,000 restricted shares were available for issuance as future awards under the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards are as follows:

	Three Months Ended May 31,
	2020	2019

Share-based compensation expense	$169,000	$166,300

The following tables summarizes stock award activity during the first quarter of fiscal 2021 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2020	308,000	$9.94
Granted	151,000	6.30
Vested	-	-
Forfeited	-	-
Outstanding at May 31, 2020	459,000	$8.74

As of May 31, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares was $2,777,500, which we expect to recognize over a weighted-average period of approximately 41.2 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $6,315,300 and $4,212,200 for the three months ended May 31, 2020 and 2019, respectively.

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

Information by reporting segment for the three-month periods ended May 31, 2020 and 2019, are as follows:

NET REVENUES

	Three Months Ended May 31,
	2020	2019
Publishing	$1,365,500	$2,339,300
UBAM	36,926,200	25,248,100
Total	$38,291,700	$27,587,400

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2020	2019
Publishing	$346,600	$635,700
UBAM	5,827,100	4,369,000
Other	(3,529,800)	(3,158,200)
Total	$2,643,900	$1,846,500

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $19,073,800 and $19,155,500 at May 31, 2020 and February 29, 2020, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2020 or February 29, 2020 are recorded as deferred revenues on the condensed balance sheets. We received approximately $2,412,100 and $385,300 at May 31, 2020 and February 29, 2020 in payments for sales orders which were, or will be, shipped out subsequent to the end of the period. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal period.

Note 11 – SUBSEQUENT EVENTS

On June 3, 2020, the Company paid off the remaining balance of the $4,000,000 Term Loan #2 which originated on June 28, 2016. The final payment, including accrued interest, totaled $2,912,500.

On July 9, 2020, the Board of Directors approved a $0.06 dividend that will be paid on or about September 10, 2020 to shareholders of record as of August 20, 2020.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, the COVID-19 pandemic, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 29, 2020 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended May 31,
	2020	2019
Net revenues	$38,291,700	$27,587,400
Cost of goods sold	11,395,500	9,056,200
Gross margin	26,896,200	18,531,200

Operating expenses
Operating and selling	6,340,200	4,383,900
Sales commissions	13,600,500	8,533,000
General and administrative	4,536,000	3,938,200
Total operating expenses	24,476,700	16,855,100

Interest expense	182,200	232,000
Other income	(406,600)	(402,400)
Earnings before income taxes	2,643,900	1,846,500

Income taxes	712,800	482,900
Net earnings	$1,931,100	$1,363,600

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2020

Total operating expenses not associated with a reporting segment increased $0.5 million, or 15.2%, to $3.8 million for the three-month period ended May 31, 2020, compared to $3.3 million for the same quarterly period a year ago. Operating expenses increased due to an increase in freight handling costs of $0.3 million and $0.2 million in additional warehouse labor costs due to increased sales volumes in the first quarter of fiscal year 2021.

Interest expense remained consistent at $0.2 million for the three months ended May 31, 2020, when compared to $0.2 million for the same quarterly period a year ago.

Income taxes increased $0.2 million to $0.7 million for the three months ended May 31, 2020, from $0.5 million for the same quarterly period a year ago. Our effective tax rate increased 0.8%, to 27.0% for the quarter ended May 31, 2020, from 26.2% for the quarter ended May 31, 2019. Our effective tax rate increased due to a fluctuation in sales mix between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2020

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended May 31,
	2020	2019
Gross sales	$43,946,100	$31,428,800
Less discounts and allowances	(11,306,700)	(8,619,900)
Transportation revenue	4,286,800	2,439,200
Net revenues	36,926,200	25,248,100

Cost of goods sold	10,688,600	7,798,800
Gross margin	26,237,600	17,449,300

Operating expenses
Operating and selling	5,426,300	3,643,000
Sales commissions	13,560,400	8,440,300
General and administrative	1,423,800	997,000
Total operating expenses	20,410,500	13,080,300

Operating income	$5,827,100	$4,369,000

Average number of active consultants	33,100	31,600

UBAM Operating Results for the Three Months Ended May 31, 2020

UBAM net revenues increased $11.7 million, or 46.4%, to $36.9 million during the three months ended May 31, 2020, as compared to $25.2 million during the same period a year ago. The average number of active consultants in the first quarter of fiscal 2021 was 33,100, an increase of 1,500, or 4.7%, from 31,600 average active consultants selling in the first quarter of fiscal 2020. In addition, due to the closure of many schools across the nation during the quarter from the COVID-19 pandemic, we experienced an increase demand for educational materials in homes. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues during the quarter.

Gross margin increased $8.8 million, or 50.6%, to $26.2 million during the three months ended May 31, 2020, as compared to $17.4 million during the same period a year ago. Gross margin as a percentage of net revenues increased 2.0% to 71.1% for the three-month period ended May 31, 2020 when compared to 69.1% the same period a year ago. The increase in gross margin percentage was due to a change in the mix of order type, caused by an increase in internet-based sales and a decrease in sales through home parties, school and library and book fairs resulting primarily from the impact of the COVID-19 pandemic. Internet-based orders offer fewer discounts than other UBAM sales order types but have increased sales commission expenses.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses increased $7.3 million to $20.4 million during the three-month period ended May 31, 2020, when compared to $13.1 million reported in the same quarter a year ago. Operating and selling expenses increased $1.8 million to $5.4 million during the three-month period ended May 31, 2020, when compared to $3.6 million reported in the same quarter a year ago, due primarily to an increase in postage and freight costs of $1.9 million associated with the increase in volume of orders shipped. Sales commissions increased $5.2 million to $13.6 million during the three-month period ended May 31, 2020, when compared to $8.4 million reported in the same quarter a year ago, due primarily to the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants.  General and administrative expenses increased $0.4 million to $1.4 million, from $1.0 million, during the three months ended May 31, 2020 when compared to the same period last year, due primarily to a $0.4 million increase in credit card transaction fees associated with increased sales volumes.

Operating income of the UBAM segment increased $1.4 million, or 31.8%, to $5.8 million during the three months ended May 31, 2020, when compared to $4.4 million reported in the same quarter a year ago for reasons described above.

Publishing Operating Results for the Three Months Ended May 31, 2020

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended May 31,
	2020	2019
Gross sales	$2,950,800	$5,044,900
Less discounts and allowances	(1,589,200)	(2,711,500)
Transportation revenue	3,900	5,900
Net revenues	1,365,500	2,339,300

Cost of goods sold	706,900	1,257,400
Gross margin	658,600	1,081,900

Total operating expenses	312,000	446,200

Operating income	$346,600	$635,700

Publishing Operating Results for the Three Months Ended May 31, 2020

Our Publishing division’s net revenues decreased $0.9 million, or 39.1%, to $1.4 million during the three-month period ended May 31, 2020, from $2.3 million reported in the same period a year ago. This decrease in sales resulted from temporary store closures impacted by the COVID-19 pandemic. Many of our publishing customers temporarily closed in March, following the guidance from their local authorities in an attempt to reduce the spread of the virus and began reopening in May.

Gross margin decreased $0.4 million, or 36.4%, to $0.7 million during the three-month period ended May 31, 2020, from $1.1 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased 2.0%, to 48.2%, during the three-month period ended May 31, 2020, from 46.2% reported in the same quarter a year ago.  The increase in gross margin percentage results primarily from a change in our customer mix. Certain customers with larger volumes receive increased discounts.

Total operating expenses of the Publishing segment decreased $0.1 million to $0.3 million during the three-month period ended May 31, 2020, from $0.4 million reported in the same quarter a year ago, primarily from $0.1 million reduced exhibits and trade show expenses. Many trade shows and exhibits were cancelled during the first quarter of fiscal 2021 in response to the spread of the COVID-19 pandemic.

Operating income of the Publishing segment decreased $0.3 million, or 50.0%, to $0.3 million during the three-month period ended May 31, 2020 when compared to $0.6 million reported in the same period a year ago, due primarily to the decrease in net revenues.

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

During the first three months of fiscal 2021, we generated positive cash flows from our operations of $12,595,200. These cash flows resulted from:

●  net earnings of $1,931,100

Adjusted for:

●  depreciation expense of $409,900

●  share-based compensation expense of $169,000

●  deferred income taxes of $91,200

●  provision for inventory valuation allowance of $80,000

●  provision for doubtful accounts of $67,800

Positively impacted by:

●  decrease in inventory, net of $3,080,800

●  decrease in accounts receivable of $348,900

●  decrease in prepaid expenses and other assets of $29,100

●  increase in accrued salaries of $2,373,300

●  increase in deferred revenues of $2,026,800

●  increase in accounts payable of $1,385,200

●  increase in income tax payable of $602,100

Cash used in investing activities was $143,800 for capital expenditures, which were primarily comprised of software upgrades that our UBAM consultants use to monitor their business and place customer orders.

Cash used in financing activities was $685,300, which was primarily comprised of $417,400 of dividends paid, net cash used for term debt of $263,400, and $4,500 net cash used in treasury stock transactions.

During fiscal year 2021, we continue to expect our cash from operations, along with our line of credit with our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to replace inventory, to liquidate existing debt and any excess cash is expected to be distributed to our shareholders or used to purchase available shares on the market.

We have a Loan Agreement with the Bank including Term Loan #1 comprised of Tranche A totaling $11.4 million and Tranche B totaling $4.2 million as of May 31, 2020, both with the maturity date of December 1, 2025.   Tranche A has a fixed interest rate of 4.23% and interest is payable monthly.  The Loan Agreement also includes Term Loan #2 totaling $2.9 million as of May 31, 2020, which is secured by a warehouse and land with the maturity date of June 28, 2021, and a $15.0 million line of credit through August 15, 2020.  Subsequent to quarter end, the Company paid off Term Loan #2.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement which extended the termination date of the line of credit to August 15, 2020, amended the definition of LIBOR Margin, reduced the frequency of reports to the Lender, amended the Adjusted Funded Debt to EBITDA Ratio and amended the Compliance and Borrowing Base Certificates reporting requirements.

We had no borrowings on our revolving credit agreement at May 31, 2020 and February 29, 2020. Available credit under the revolving credit agreement was $9.0 million at May 31, 2020.

Tranche B of Term Loan #1, Term Loan #2 and the line of credit accrue interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.44% at May 31, 2020).

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of May 31, 2020, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2021	$837,000
2022	1,155,500
2023	1,195,500
2024	1,237,100
2025	1,278,600
Thereafter	12,844,600
Total	$18,548,300

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail stores of our Publishing Division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of May 31, 2020 and February 29, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends.  Management has estimated and included an allowance for doubtful accounts of $0.3 million at May 31, 2020, and $0.2 million at February 29, 2020. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of May 30, 2020 and February 29, 2020.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title.  Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future.  Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai resulting in a four- to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  Inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $1.0 million and $1.2 million at May 31, 2020 and February 29, 2020, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities.  Approximately 7.4% of our active consultants maintained consignment inventory at the end of the first fiscal quarter 2021.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.3 million at May 31, 2020 and $1.5 million at February 29, 2020.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.6 million and $0.5 million as of May 31, 2020 and February 29, 2020, respectively.

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

Stock-Based Compensation

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.  Any cash dividends declared after the restricted stock award is made, but before the vesting period is completed, will be reinvested in Company shares at the opening trading price on the dividend payment date. Shares purchased with cash dividends will also retain the same restrictions until the completion of the original vesting period associated with the awarded shares.

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

During the first three months of fiscal 2021, the Company recognized $0.2 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of May 31, 2020. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.          RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

March 1 - 31, 2020	17,565	$4.30	17,565	519,594
April 1 - 30, 2020	-	-	-	519,594
May 1 - 31, 2020	-	-	-	519,594
Total	17,565	$4.30	17,565

(1)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. Amounts in the table reflect the remaining number of shares available to be repurchased. This plan has no expiration date.

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: July 13, 2020                                           By     /s/ Randall W. White

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