Form 10-Q
period 2020-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2020-10-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 7, 2020, there were 8,355,972 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 29,
ASSETS	2020	2020
CURRENT ASSETS
Cash and cash equivalents	$22,636,300	$2,999,400
Accounts receivable, less allowance for doubtful accounts of $319,900 (August 31) and $237,400 (February 29)	3,267,800	2,967,200
Inventories - net	30,563,400	30,087,300
Income taxes receivable	-	221,700
Prepaid expenses and other assets	1,305,400	950,600
Total current assets	57,772,900	37,226,200

INVENTORIES - net	452,000	1,016,700
PROPERTY, PLANT AND EQUIPMENT - net	26,249,600	26,377,700
OTHER ASSETS	111,100	82,200
TOTAL ASSETS	$84,585,600	$64,702,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,710,700	$9,661,100
Deferred revenues	1,228,400	385,300
Current maturities of long-term debt	522,000	1,027,400
Accrued salaries and commissions	4,417,000	1,657,200
Income taxes payable	1,911,500	-
Dividends payable	501,300	417,400
Other current liabilities	4,648,500	3,238,200
Total current liabilities	37,939,400	16,386,600

LONG-TERM DEBT - net of current maturities	10,721,600	17,784,300
DEFERRED INCOME TAXES - net	808,200	993,300
OTHER LONG-TERM LIABILITIES	140,200	145,800
Total liabilities	49,609,400	35,310,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 (August 31) and 12,410,080 (February 29) shares; Outstanding 8,354,691 (August 31) and 8,348,651 (February 29) shares	2,482,000	2,482,000
Capital in excess of par value	10,245,600	9,843,900
Retained earnings	34,915,800	29,732,200
	47,643,400	42,058,100
Less treasury stock, at cost	(12,667,200)	(12,665,300)
Total shareholders' equity	34,976,200	29,392,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$84,585,600	$64,702,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
GROSS SALES	$73,682,800	$32,541,700	$120,579,700	$69,015,400
Less discounts and allowances	(21,363,400)	(10,241,000)	(34,259,300)	(21,572,400)
Transportation revenue	6,930,700	2,137,300	11,221,400	4,582,400
NET REVENUES	59,250,100	24,438,000	97,541,800	52,025,400
COST OF GOODS SOLD	17,309,500	8,046,400	28,705,000	17,102,600
Gross margin	41,940,600	16,391,600	68,836,800	34,922,800

OPERATING EXPENSES
Operating and selling	10,531,900	4,192,500	16,872,100	8,576,400
Sales commissions	20,304,400	7,263,100	33,904,900	15,796,100
General and administrative	5,664,000	3,717,600	10,200,000	7,655,800
Total operating expenses	36,500,300	15,173,200	60,977,000	32,028,300

INTEREST EXPENSE	140,000	242,500	322,200	474,500
OTHER INCOME	(499,200)	(390,800)	(905,800)	(793,200)

EARNINGS BEFORE INCOME TAXES	5,799,500	1,366,700	8,443,400	3,213,200

INCOME TAXES	1,544,500	359,100	2,257,300	842,000
NET EARNINGS	$4,255,000	$1,007,600	$6,186,100	$2,371,200

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.51	$0.12	$0.74	$0.29
Diluted	$0.51	$0.12	$0.74	$0.29

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,354,214	8,312,648	8,353,319	8,248,460
Diluted	8,354,214	8,318,790	8,353,319	8,254,926
Dividends per share	$0.06	$0.05	$0.12	$0.10

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	2,482,000	10,017,900	31,161,100	4,057,827	(12,674,800)	30,986,200
Sales of treasury stock	-	-	11,500	-	(2,438)	7,600	19,100
Dividends declared ($0.06/share)	-	-	-	(500,300)	-	-	(500,300)
Share-based compensation expense (see Note 6)	-	-	216,200	-	-	-	216,200
Net earnings	-	-	-	4,255,000	-	-	4,255,000
BALANCE - August 31, 2020	12,410,080	$2,482,000	$10,245,600	$34,915,800	4,055,389	$(12,667,200)	$34,976,200

FOR THE SIX MONTHS ENDED AUGUST 31, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	2,418,400	9,209,500	26,709,600	3,914,786	(11,466,100)	26,871,400
Purchases of treasury stock	-	-	-	-	60,357	(417,100)	(417,100)
Sales of treasury stock	-	-	54,000	-	(22,961)	54,600	108,600
Dividends declared ($0.05/share)	-	-	-	(422,300)	-	-	(422,300)
Share-based compensation expense (see Note 6)	-	-	166,200	-	-	-	166,200
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	1,007,600	-	-	1,007,600
BALANCE - August 31, 2019	12,400,080	$2,480,000	$9,368,100	$27,294,900	3,952,182	$(11,828,600)	$27,314,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,186,100	$2,371,200
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	821,100	684,800
Deferred income taxes	(185,100)	127,600
Provision for doubtful accounts	91,800	63,200
Provision for inventory valuation allowance	106,400	129,900
Share-based compensation expense	385,200	332,500
Changes in assets and liabilities:
Accounts receivable	(392,400)	(303,100)
Inventories, net	(17,700)	(2,387,600)
Prepaid expenses and other assets	(383,800)	544,600
Accounts payable	14,797,500	(1,047,900)
Accrued salaries and commissions, and other liabilities	4,164,500	(1,889,700)
Deferred revenues	843,100	(213,700)
Income taxes	2,133,200	314,000
Total adjustments	22,363,800	(3,645,400)
Net cash provided by (used in) operating activities	28,549,900	(1,274,200)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(440,900)	(234,700)
Net cash used in investing activities	(440,900)	(234,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term debt	(9,015,500)	(472,100)
Proceeds from term debt	1,447,400	-
Net borrowings under line of credit	-	1,056,100
Cash received from sale of treasury stock	90,100	231,000
Cash used to purchase treasury stock	(75,500)	(719,600)
Dividends paid	(918,600)	(819,000)
Net cash used in financing activities	(8,472,100)	(723,600)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,636,900	(2,232,500)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,999,400	3,199,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,636,300	$966,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$343,900	$465,900
Cash paid for income taxes	$309,200	$448,600

NONCASH INVESTING TRANSACTIONS
Accrued capital expenditures	$252,000	$-

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

COVID-19 Update

In December 2019, a novel strain of coronavirus, known as COVID-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and President Trump declared the COVID-19 outbreak in the United States as a national emergency. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. To ensure the well-being of our employees, the Company offered employees in our office the ability to work from home on a temporary basis; we instructed employees in our warehouse and office to take their temperature at the start of every shift; we requested employees forgo any in-person meetings and instead opt to utilize virtual meeting spaces; and we published and continually updated our employees on the most recent developments related to COVID-19 and best practices for safety and health in the office, warehouse and at home. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to COVID-19, which was seen most by the decline in our Publishing division’s sales due to the closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.  While the Company did not experience a decrease in net revenues in the first six months of fiscal year 2021 compared with the same period in fiscal year 2020, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted.

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

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (LIBOR). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact to our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

Note 2 – INVENTORIES

Inventories consist of the following:

	2020
	August 31,	February 29,
Current:
Book inventory	$31,067,700	$30,346,900
Inventory valuation allowance	(504,300)	(259,600)
Inventories net – current	$30,563,400	$30,087,300

Noncurrent:
Book inventory	$578,600	$1,226,500
Inventory valuation allowance	(126,600)	(209,800)
Inventories net – noncurrent	$452,000	$1,016,700

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases received from this company were approximately $7.3 million and $6.0 million for the three months ended August 31, 2020 and 2019, respectively. Total inventory purchases received from all suppliers were $12.4 million and $8.0 million for the three months ended August 31, 2020 and 2019, respectively.

Purchases received from Usborne were approximately $11.3 million and $11.9 million for the six months ended August 31, 2020 and 2019, respectively. Total inventory purchases received from all suppliers were $18.2 million and $17.2 million for the six months ended August 31, 2020 and 2019, respectively.

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

	2020
	August 31,	February 29,
Operating lease assets:
Right-of-use asset	$39,800	$45,200

Operating lease liabilities:
Current lease liability	$13,600	$13,500
Long-term lease liability	$26,200	$31,700

Remaining lease term (months)	37	43
Discount rate	4.60%	4.60%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Fixed lease cost	$3,300	$3,100	$6,500	$6,200

Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2020, are as follows:

Year ending February 28 (29),
2021	$6,700
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	43,000
Present value discount	(3,200)
Total operating lease liability	$39,800

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Operating cash flows – operating lease	$3,300	$3,100	$6,500	$6,200

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

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year ending February 28 (29),
2021	$766,800
2022	1,556,100
2023	1,587,400
2024	1,592,500
2025	1,562,000
Thereafter	9,694,300
Total	$16,759,100

The cost of the leased space was approximately $10,806,300 and $10,789,500 as of August 31, 2020 and February 29, 2020, respectively.  The accumulated depreciation associated with the leased assets was $2,020,000 and $1,828,900 as of August 31, 2020 and February 29, 2020, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2020
	August 31,	February 29,

Line of credit	$-	$-

Long-term debt	$11,243,600	$18,811,700
Less current maturities	(522,000)	(1,027,400)
Long-term debt, net of current maturities	$10,721,600	$17,784,300

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes Term Loan #1 Tranche A totaling $11.2 million as of August 31, 2020, with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Term Loan #1 is secured by the primary office, warehouse and land.

The Loan Agreement also provides a $10.0 million revolving loan (“line of credit”) through August 15, 2021, which is limited to advance rates on eligible receivables and eligible inventory levels. Interest is payable monthly at the greater of 2.75% or the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.75% at August 31, 2020).

On August 15, 2020, the Company executed the Eleventh Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modifies the Loan Agreement, extending the termination date of the line of credit to August 15, 2021, reducing the maximum revolving principal amount from $15.0 million to $10.0 million, and amending the definition of the LIBOR and Prime rate, establishing that the rate charged, including the LIBOR Margin or Prime Margin, shall never be less than 2.75%.

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balances of Tranche A.  EBITDA is defined in the Loan Agreement as earnings before interest expense, income tax expense (benefit) and depreciation and amortization expenses, reduced by rental income. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	300.00
II	>1.50 but <2.00	275.00
III	>1.00 but <1.50	250.00
IV	<1.00	225.00

We had no borrowings outstanding on our line of credit at August 31, 2020 and February 29, 2020. Available credit under the revolving line of credit was approximately $8.4 million and $11.0 million at August 31, 2020 and February 29, 2020, respectively.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2021, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of August 31, 2020, we had no letters of credit outstanding.

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

On June 3, 2020, the Company paid off the remaining balance of the $4.0 million Term Loan #2 which originated on June 28, 2016. The final payment, including accrued interest, totaled $2.9 million. There were no additional fees or penalties resulting from the payoff of Term Loan #2.

On August 4, 2020, the Company paid off the remaining balance of the $5.0 million Term Loan #1 Tranche B which originated on March 10, 2016. The final payment, including accrued interest, totaled $4.2 million. There were no additional fees or penalties resulting from the payoff of Term Loan #1 Tranche B.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2021	$256,200
2022	533,400
2023	556,700
2024	581,000
2025	605,300
Thereafter	8,711,000
Total	$11,243,600

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Earnings:
Net earnings applicable to common shareholders	$4,255,000	$1,007,600	$6,186,100	$2,371,200

Weighted average shares:
Weighted average shares outstanding-basic	8,354,214	8,312,648	8,353,319	8,248,460
Assumed exercise of options	-	6,142	-	6,466
Weighted average shares outstanding-diluted	8,354,214	8,318,790	8,353,319	8,254,926

Earnings per share:
Basic	$0.51	$0.12	$0.74	$0.29
Diluted	$0.51	$0.12	$0.74	$0.29

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

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan establishes up to 600,000 shares of restricted stock which can be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 or 2021. The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2019 LTI Plan and may result in the distribution of a number of shares that is less than, but not greater than, the number of restricted shares outlined in the terms of the 2019 LTI Plan. Restricted shares granted under the 2019 LTI Plan “cliff vest” after five years.

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  The remaining compensation expense for these awards, totaling approximately $1,662,800, will be recognized ratably over the remaining vesting period of approximately 30 months.

During the first quarter of fiscal year 2021, the Company granted approximately 151,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. The remaining compensation expense of the awards, totaling approximately $898,600, will be recognized ratably over the remaining vesting period of approximately 54 months.  As of August 31, 2020, 141,000 restricted shares were available for issuance as future awards under the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019

Share-based compensation expense	$216,200	$166,200	$385,200	$332,500

The following tables summarizes stock award activity during fiscal year 2021 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2020	308,000	$9.94
Granted	151,000	6.30
Vested	-	-
Forfeited	-	-
Outstanding at August 31, 2020	459,000	$8.74

As of August 31, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares was $2,561,400, which we expect to recognize over a weighted-average period of approximately 38.4 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $9,984,600 and $3,837,600 for the three months ended August 31, 2020 and 2019, respectively. These costs were $16,299,900 and $8,049,800 for the six months ended August 31, 2020 and 2019, respectively.

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

Information by reporting segment for the three and six-month periods ended August 31, 2020 and 2019, are as follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Publishing	$2,338,500	$2,702,800	$3,704,000	$5,042,100
UBAM	56,911,600	21,735,200	93,837,800	46,983,300
Total	$59,250,100	$24,438,000	$97,541,800	$52,025,400

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Publishing	$738,800	$784,700	$1,085,400	$1,420,400
UBAM	9,662,600	3,488,300	15,489,700	7,857,300
Other	(4,601,900)	(2,906,300)	(8,131,700)	(6,064,500)
Total	$5,799,500	$1,366,700	$8,443,400	$3,213,200

Note 9 – FAIR VALUE MEASUREMENTS

The valuation hierarchy included in GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date. A financial instrument’s classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of our financial assets and liabilities within the hierarchy are as follows:

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $11,710,500 and $19,155,500 at August 31, 2020 and February 29, 2020, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2020 or February 29, 2020 are recorded as deferred revenues on the condensed balance sheets. We received approximately $1,228,400 and $385,300 at August 31, 2020 and February 29, 2020 in payments for sales orders which were, or will be, shipped out subsequent to the end of the period. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal period.

Note 11 – SUBSEQUENT EVENTS

On October 6, 2020, our Board of Directors declared a distribution of $0.10 per share of common stock. This cash distribution will be paid on or about December 8, 2020 to shareholders of record on November 19, 2020.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Net revenues	$59,250,100	$24,438,000	$97,541,800	$52,025,400
Cost of goods sold	17,309,500	8,046,400	28,705,000	17,102,600
Gross margin	41,940,600	16,391,600	68,836,800	34,922,800

Operating expenses
Operating and selling	10,531,900	4,192,500	16,872,100	8,576,400
Sales commissions	20,304,400	7,263,100	33,904,900	15,796,100
General and administrative	5,664,000	3,717,600	10,200,000	7,655,800
Total operating expenses	36,500,300	15,173,200	60,977,000	32,028,300

Interest expense	140,000	242,500	322,200	474,500
Other income	(499,200)	(390,800)	(905,800)	(793,200)
Earnings before income taxes	5,799,500	1,366,700	8,443,400	3,213,200

Income taxes	1,544,500	359,100	2,257,300	842,000
Net earnings	$4,255,000	$1,007,600	$6,186,100	$2,371,200

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2020

Total operating expenses not associated with a reporting segment increased $1.9 million, or 61.3%, to $5.0 million for the three-month period ended August 31, 2020, compared to $3.1 million for the same quarterly period a year ago. Operating expenses increased primarily as a result of $0.9 million increase in labor in our warehouse for the addition of a second full shift and a $0.7 million increase in freight handling costs due to the increase in order volumes.

Interest expense decreased $0.1 million, or 50.0%, to $0.1 million for the three months ended August 31, 2020, when compared to $0.2 million for the same quarterly period a year ago as a result of the payoff of two long-term notes during the second quarter of fiscal year 2021.

Income taxes increased $1.1 million, or 275.0%, to $1.5 million for the three months ended August 31, 2020, from $0.4 million for the same quarterly period a year ago. Our effective tax rate remained consistent, increasing 0.3%, to 26.6% for the quarter ended August 31, 2020, from 26.3% for the quarter ended August 31, 2019. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2020

Total operating expenses not associated with a reporting segment increased $2.3 million, or 35.9%, to $8.7 million for the six-month period ended August 31, 2020, compared to $6.4 million for the same period a year ago. Operating expenses increased primarily as a result of $1.1 million increase in labor in our warehouse for the addition of a full second shift and a $0.9 million increase in freight handling costs due to the increase in order volumes.

Interest expense decreased $0.2 million, or 40%, to $0.3 million for the six months ended August 31, 2020, when compared to $0.5 million for the same period a year ago as a result of the payoff of two long-term debt agreements during the second quarter of fiscal year 2021.

Income taxes increased $1.5 million, or 187.5%, to $2.3 million for the six months ended August 31, 2020, from $0.8 million for the same period a year ago. Our effective tax rate remained consistent, increasing by 0.5%, to 26.7% for the six months ended August 31, 2020, from 26.2% for the six months ended August 31, 2019. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2020 and 2019

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Gross sales	$68,868,300	$26,815,500	$112,814,400	$58,244,300
Less discounts and allowances	(18,828,400)	(7,208,700)	(30,135,100)	(15,828,600)
Transportation revenue	6,871,700	2,128,400	11,158,500	4,567,600
Net revenues	56,911,600	21,735,200	93,837,800	46,983,300

Cost of goods sold	16,129,700	6,688,200	26,818,300	14,487,000
Gross margin	40,781,900	15,047,000	67,019,500	32,496,300

Operating expenses
Operating and selling	9,137,600	3,448,300	14,563,900	7,091,300
Sales commissions	20,249,400	7,159,200	33,809,800	15,599,500
General and administrative	1,732,300	951,200	3,156,100	1,948,200
Total operating expenses	31,119,300	11,558,700	51,529,800	24,639,000

Operating income	$9,662,600	$3,488,300	$15,489,700	$7,857,300

Average number of active consultants	45,400	33,600	39,300	32,600

UBAM Operating Results for the Three Months Ended August 31, 2020

UBAM net revenues increased $35.2 million, or 162.2%, to $56.9 million during the three months ended August 31, 2020, compared to $21.7 million during the same period a year ago. The average number of active consultants in the second quarter of fiscal 2021 was 45,400, an increase of 11,800, or 35.1%, from 33,600 average active consultants selling in the second quarter of fiscal 2020. The Company reports the average number of active consultants each quarter as a key indicator for this division. Furthermore, during the second quarter of fiscal 2021 this division experienced significant growth in active consultants, beginning in June with 36,900 active consultants and ending in August with over 50,300 active consultants. UBAM's increase in active consultants resulted from several factors including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic, a change in new consultant kits which offered lower introductory prices, the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021, and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. The Company announced monthly sales and active consultant numbers during the quarter, and shortly after quarter end to keep investors informed of the significant changes in volumes. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues during the quarter.

Gross margin increased $25.8 million, or 172.0%, to $40.8 million during the three months ended August 31, 2020, compared to $15.0 million during the same period a year ago. Gross margin as a percentage of net revenues increased 2.5% to 71.7% for the three-month period ended August 31, 2020 when compared to 69.2% the same period a year ago. The increase in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter. During the quarter web sales, which have the lowest discounts and pay the highest commissions, increased significantly while book fairs, school and library sales and other in-person sales types declined year over year, due to the quarantining effects of the COVID-19 pandemic. The increase in web sales and decrease in in-person sales also resulted in overall higher sales commissions as a percentage of net revenue during the quarter. The overall net profit impact of the order type mix change after selling expenses, commissions and direct operating expenses was considered by management to be minimal.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses increased $19.5 million, or 168.1%, to $31.1 million during the three-month period ended August 31, 2020, when compared to $11.6 million reported in the same quarter a year ago. Operating and selling expenses increased $5.7 million, to $9.1 million, during the three-month period ended August 31, 2020, when compared to $3.4 million reported in the same quarter a year ago, primarily due to an increase in postage and freight costs of $5.5 million and an increase in accruals for trips and other consultant rewards of $0.2 million, both associated with increased UBAM sales. Sales commissions increased $13.0 million, to $20.2 million, during the three-month period ended August 31, 2020, when compared to $7.2 million reported in the same quarter a year ago, due primarily to the increase in sales volume and the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses increased $0.7 million to $1.7 million during the three months ended August 31, 2020, compared to $1.0 million during the same period last year. This increase was primarily due to $0.6 million of increased credit card transaction fees associated with increased sales volumes.

Operating income of the UBAM segment increased $6.2 million, or 177.1%, to $9.7 million during the three months ended August 31, 2020, when compared to $3.5 million reported in the same quarter a year ago, primarily due to the growth in net revenues. Operating income of the UBAM division as a percentage of net revenues for the three months ended August 31, 2020 was 17.0%, compared to 16.0% for the three months ended August 31, 2019, a change of 1.0%, or approximately $0.6 million. Operating income as a percentage of net revenues changed from the prior year primarily due to the positive impact of the change of our annual UBAM convention to “virtual” from an in-person event totaling approximately $0.5 million.

UBAM Operating Results for the Six Months Ended August 31, 2020

UBAM net revenues increased $46.8 million, or 99.6%, to $93.8 million during the six-month period ended August 31, 2020, compared to $47.0 million from the same period a year ago. The increase in net revenues resulted from the increase in the average number of active consultants of 6,700, or 20.6%, to 39,300 during the first six months of fiscal year 2021, and the overall increase in consultants to 50,300 by the end of August 2020, from an average number of active consultants of 32,600 in the first six months of fiscal year 2020. UBAM's increase in active consultants resulted from several factors including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic, a change in new consultant kits which offered lower introductory prices, the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021, and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. The Company began announcing monthly sales and active consultant numbers starting in May of fiscal year 2021 to keep investors informed of the significant changes in net revenues and active consultant volumes. Along with the significant increases in active consultants during the first six months of fiscal year 2021, we experienced a significant increase in demand for educational materials in homes. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues.

Gross margin increased $34.5 million, or 106.2%, to $67.0 million during the six-month period ended August 31, 2020, when compared to $32.5 million during the same period a year ago, due primarily to an increase in net revenues. Gross margin as a percentage of net revenues increased to 71.4% for the six-month period ended August 31, 2020, when compared to 69.2% for the same period a year ago. During the first six months, web sales, which have the lowest discounts and pay the highest commissions, increased significantly while book fairs, school and library sales and other in-person sales types declined year over year, due to the quarantining effects of the COVID-19 pandemic. While the increase in web sales and decrease in in-person sales resulted in overall higher gross margin percentages during the first six months of fiscal year 2021, these higher gross margins were offset by higher sales commissions and increased direct operating expenses of the division. The overall net profit impact of the order type mix change after selling expenses, commissions and direct operating expenses was minimal.

Total operating expenses increased $26.9 million, or 109.3%, to $51.5 million during the six-month period ended August 31, 2020, from $24.6 million for the same period a year ago. Operating and selling expenses increased $7.5 million, to $14.6 million during the six-month period ended August 31, 2020, when compared to $7.1 million reported in the same period a year ago, primarily due to increased postage and freight costs of $7.4 million associated with the increase in volume of orders shipped. Sales commissions increased $18.2 million to $33.8 million during the six-month period ended August 31, 2020, when compared to $15.6 million reported in the same period a year ago, due primarily to the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses increased $1.3 million to $3.2 million, from $1.9 million recognized during the same period last year, due primarily to $1.1 million of increased credit card transaction fees associated with increased sales volumes.

Operating income of the UBAM segment increased $7.6 million, or 96.2%, to $15.5 million during the six months ended August 31, 2020, when compared to $7.9 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the six months ended August 31, 2020 was 16.5%, compared to 16.7% for the six months ended August 31, 2019, a change of 0.2%, or $0.2 million. Operating income as a percentage of net revenues changed from the prior year primarily due to increased postage and freight expenses as a percentage of net revenues totaling approximately $0.8 million, partially offset by the positive impact of the change to a “virtual” convention totaling approximately $0.5 million.

Publishing Operating Results for the Three and Six Months Ended August 31, 2020 and 2019

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Gross sales	$4,814,500	$5,726,200	$7,765,300	$10,771,100
Less discounts and allowances	(2,535,000)	(3,032,300)	(4,124,200)	(5,743,800)
Transportation revenue	59,000	8,900	62,900	14,800
Net revenues	2,338,500	2,702,800	3,704,000	5,042,100

Cost of goods sold	1,179,800	1,358,200	1,886,700	2,615,600
Gross margin	1,158,700	1,344,600	1,817,300	2,426,500

Total operating expenses	419,900	559,900	731,900	1,006,100

Operating income	$738,800	$784,700	$1,085,400	$1,420,400

Publishing Operating Results for the Three Months Ended August 31, 2020

Our Publishing division’s net revenues decreased $0.4 million, or 14.8%, to $2.3 million during the three-month period ended August 31, 2020, from $2.7 million reported in the same period a year ago. The decrease in sales resulted from temporary store closures impacted by the COVID-19 pandemic. Many Publishing customers temporarily closed during our fiscal year 2021 first quarter, following the guidance from their local authorities to prevent the spread of the pandemic, and have begun reopening at varying times over the past few months.

Gross margin decreased $0.1 million, or 7.7%, to $1.2 million during the three-month period ended August 31, 2020, from $1.3 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues remained consistent, decreasing 0.2%, to 49.5% during the three-month period ended August 31, 2020, from 49.7% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers.

Total operating expenses of the Publishing segment decreased $0.2 million, or 33.3%, to $0.4 million during the three-month period ended August 31, 2020, from $0.6 million reported in the same quarter a year ago, primarily from $0.1 million in reduced exhibits and trade show expenses. Many trade shows and exhibits were cancelled during the second quarter of fiscal 2021 in response to the spread of the COVID-19 pandemic.

Operating income of the Publishing segment decreased $0.1 million, or 12.5%, to $0.7 million during the three-month period ended August 31, 2020 when compared to $0.8 million reported in the same period a year ago, due primarily to the decrease in net revenues.

Publishing Operating Results for the Six Months Ended August 31, 2020

Our Publishing division’s net revenues decreased $1.3 million, or 26.0%, to $3.7 million during the six-month period ended August 31, 2020, from $5.0 million reported in the same period a year ago. The decrease in sales resulted from temporary store closures impacted by the COVID-19 pandemic. Many Publishing customers temporarily closed during our fiscal year 2021 first quarter, following the guidance from their local authorities to prevent the spread of the pandemic, and have begun reopening at varying times over the past few months.

Gross margin decreased $0.6 million, or 25.0%, to $1.8 million during the six-month period ended August 31, 2020, from $2.4 million reported in the same period a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased 1.0%, to 49.1%, during the six-month period ended August 31, 2020, from 48.1% reported in the same period a year ago.  The increase in gross margin percentage results primarily from a change in our customer mix. Customers receive varying discounts due to sales volumes and contract terms.

Total operating expenses of the Publishing segment decreased $0.3 million to $0.7 million during the six-month period ended August 31, 2020, from $1.0 million reported in the same period a year ago, resulting from a $0.1 million decrease in postage and freight from a decrease in sales volumes, a $0.1 million decrease in sales commissions from a decrease in sales volumes, and a $0.1 million decrease in exhibits and trade show expenses.

Operating income of the Publishing segment decreased $0.3 million, or 21.4%, to $1.1 million during the six-month period ended August 31, 2020 when compared to $1.4 million reported in the same period a year ago, due primarily to the decrease in net revenues.

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

During the first six months of fiscal 2021, we generated positive cash flows from our operations of $28,549,900. These cash flows resulted from:

●  net earnings of $6,186,100

Adjusted for:

●  depreciation expense of $821,100

●  share-based compensation expense of $385,200

●  provision for inventory valuation allowance of $106,400

●  provision for doubtful accounts of $91,800

Offset by:

●  deferred income taxes of $185,100

Positively impacted by:

●  increase in accounts payable of $14,797,500

●  increase in accrued salaries and commissions, and other liabilities of $4,164,500

●  increase in income tax payable of $2,133,200

●  increase in deferred revenues of $843,100

Negatively impacted by:

●  increase in accounts receivable of $392,400

●  increase in prepaid expenses and other assets of $383,800

●  increase in inventories, net of $17,700

Cash used in investing activities was $440,900 for capital expenditures, which were primarily comprised of software upgrades that our UBAM consultants use to monitor their business and place customer orders and equipment purchased to increase our daily shipping capacity.

Cash used in financing activities was $8,472,100, which was comprised of net cash used to pay down term debt of $7,568,100, payments of $918,600 for dividends, offset by $14,600 net cash received in treasury stock transactions.

During fiscal year 2021, we continue to expect our cash from operations, along with our line of credit and any additional equipment financing needed from our Bank, will provide us the ability to meet our liquidity requirements. Cash generated from operations will be used to replace inventory, to liquidate existing debt and any excess cash is expected to be distributed to our shareholders or used to purchase available shares on the market.

 We have a Loan Agreement with the Bank, Term Loan #1 Tranche A totaling $11.2 million as of August 31, 2020, with a maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. The Loan Agreement also includes a $10.0 million line of credit through August 15, 2021. The line of credit accrues interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio. The Loan Agreement maintains a minimum rate on borrowings of 2.75%, should the calculated rate of the LIBOR Index plus the tiered pricing rate fall below this level.

We had no borrowings on our line of credit at August 31, 2020 and February 29, 2020. Available credit under the revolving loan was $8.4 million at August 31, 2020.

During the second quarter of fiscal year 2021, we paid off Loan Agreement Term Loan #1 Tranche B totaling $4.2 million, which previously had a maturity date of December 1, 2025. In addition, we also paid off Term Loan #2 totaling $2.9 million, which previously had a maturity date of June 28, 2021. The purpose of paying off these loans early was to utilize our existing cash flows from operations to increase future profits by reducing interest expense, as well as, free up future cash flows to be used to either pay dividends or purchase additional shares.

On August 15, 2019, the Company executed the Tenth Amendment Loan Agreement which extended the termination date of the line of credit to August 15, 2020, amended the definition of LIBOR Margin, reduced the frequency of reports to the Lender, amended the Adjusted Funded Debt to EBITDA Ratio and amended the Compliance and Borrowing Base Certificates reporting requirements.

 On August 15, 2020, the Company executed the Eleventh Amendment Loan Agreement which extended the termination date of the line of credit to August 15, 2021, reduced the maximum revolving principal amount from $15.0 million to $10.0 million, and amended the definition of the LIBOR Margin and Prime Margin, establishing a floor on the borrowing rates of 2.75%.

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of August 31, 2020, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2020	$256,200
2021	533,400
2022	556,700
2023	581,000
2024	605,300
Thereafter	8,711,000
Total	$11,243,600

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing Division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of August 31, 2020 and February 29, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.3 million at August 31, 2020, and $0.2 million at February 29, 2020. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of August 31, 2020 and February 29, 2020.

Inventory

Our inventory contains over 2,000 titles, each with different sell through rates depending upon the nature and popularity of the title. We maintain very few titles that are topical in nature. As such, the majority of the titles we sell remain current in content for several years. Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai resulting in a four- to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have exposure of becoming out of date, and therefore have higher obsolescence reserves. During the first six months of fiscal 2021, our sales have increased significantly, which significantly reduced the amount of inventory items with sale-through rates in excess of 2 ½ years. As such, we have reduced the reserve needed for noncurrent inventory obsolescence. Noncurrent inventory balances prior to valuation allowances were $0.6 million and $1.2 million at August 31, 2020 and February 29, 2020, respectively. Noncurrent inventory valuation allowances were $0.1 million and $0.2 million at August 31, 2020 and February 29, 2020, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 5.0% of our active consultants maintained consignment inventory at the end of the second quarter of fiscal 2021. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.3 million at August 31, 2020 and $1.5 million at February 29, 2020. During the quarter, the Company increased its reserve for consignment inventory by approximately $0.2 million based on the estimated impact of the COVID-19 pandemic. Because our consultants are currently limited in their ability to sell consignment inventory at schools, book fairs or fall festivals, we expect more consultants to become inactive in the future, and an increase in the consignment reserve was needed.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.6 million and $0.5 million as of August 31, 2020 and February 29, 2020, respectively.

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

During the first six months of fiscal 2021, the Company recognized $0.4 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of August 31, 2020. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.       RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2020	-	$-	-	519,594
July 1 - 31, 2020	-	-	-	519,594
August 1 - 31, 2020	-	-	-	519,594
Total	-	$-	-

(1)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. Amounts in the table reflect the remaining number of shares available to be repurchased. This plan has no expiration date.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.          MINE SAFETY DISCLOSURES

None.

Item 5.          OTHER INFORMATION

None.

Item 6.          EXHIBITS

10.01

Eleventh Amendment Loan Agreement Date August 15, 2020 by and between the Company and MidFirst Bank, Tulsa, OK incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 28, 2020 (File No. 0-04957).

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

EDUCATIONAL DEVELOPMENT CORPORATION

(Registrant)

Date: October 13, 2020                                           By     /s/ Randall W. White

Chairman of the Board, President

and Chief Executive Officer

(Principal Executive Officer)