Form 10-Q
period 2020-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2021-01-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 6, 2021, there were 8,350,972 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 29,
ASSETS	2020	2020
CURRENT ASSETS
Cash and cash equivalents	$31,494,300	$2,999,400
Accounts receivable, less allowance for doubtful accounts of $345,000 (November 30) and $237,400 (February 29)	4,115,600	2,967,200
Inventories - net	47,313,800	30,087,300
Income taxes receivable	8,400	221,700
Prepaid expenses and other assets	1,163,700	950,600
Total current assets	84,095,800	37,226,200

INVENTORIES - net	754,200	1,016,700
PROPERTY, PLANT AND EQUIPMENT - net	27,209,800	26,377,700
OTHER ASSETS	108,300	82,200
TOTAL ASSETS	$112,168,100	$64,702,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$45,159,800	$9,661,100
Deferred revenues	2,330,900	385,300
Current maturities of long-term debt	527,700	1,027,400
Accrued salaries and commissions	6,252,900	1,657,200
Dividends payable	835,500	417,400
Other current liabilities	7,432,100	3,238,200
Total current liabilities	62,538,900	16,386,600

LONG-TERM DEBT - net of current maturities	10,587,100	17,784,300
DEFERRED INCOME TAXES - net	183,500	993,300
OTHER LONG-TERM LIABILITIES	137,300	145,800
Total liabilities	73,446,800	35,310,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 (November 30) and 12,410,080 (February 29) shares; Outstanding 8,355,972 (November 30) and 8,348,651 (February 29) shares	2,482,000	2,482,000
Capital in excess of par value	10,552,600	9,843,900
Retained earnings	38,349,900	29,732,200
	51,384,500	42,058,100
Less treasury stock, at cost	(12,663,200)	(12,665,300)
Total shareholders' equity	38,721,300	29,392,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$112,168,100	$64,702,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
GROSS SALES	$83,137,500	$53,619,900	$203,717,200	$122,635,300
Less discounts and allowances	(24,131,100)	(16,406,500)	(58,390,400)	(37,978,900)
Transportation revenue	7,743,900	3,611,200	18,965,300	8,193,600
NET REVENUES	66,750,300	40,824,600	164,292,100	92,850,000
COST OF GOODS SOLD	19,597,800	13,279,900	48,302,800	30,382,500
Gross margin	47,152,500	27,544,700	115,989,300	62,467,500

OPERATING EXPENSES
Operating and selling	11,616,200	6,513,500	28,488,300	15,089,900
Sales commissions	22,960,300	13,008,600	56,865,200	28,804,700
General and administrative	7,082,200	4,373,500	17,282,200	12,029,300
Total operating expenses	41,658,700	23,895,600	102,635,700	55,923,900

INTEREST EXPENSE	119,300	216,500	441,500	691,000
OTHER INCOME	(399,800)	(403,100)	(1,305,600)	(1,196,300)

EARNINGS BEFORE INCOME TAXES	5,774,300	3,835,700	14,217,700	7,048,900

INCOME TAXES	1,504,700	1,099,900	3,762,000	1,941,900
NET EARNINGS	$4,269,600	$2,735,800	$10,455,700	$5,107,000

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.51	$0.33	$1.25	$0.62
Diluted	$0.51	$0.33	$1.25	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,355,831	8,406,709	8,354,156	8,301,209
Diluted	8,355,831	8,412,638	8,354,156	8,307,496
Dividends per share	$0.10	$0.05	$0.22	$0.15

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	2,482,000	10,017,900	31,161,100	4,057,827	(12,674,800)	30,986,200
Sales of treasury stock	-	-	11,500	-	(2,438)	7,600	19,100
Dividends declared ($0.06/share)	-	-	-	(500,300)	-	-	(500,300)
Share-based compensation expense (see Note 6)	-	-	216,200	-	-	-	216,200
Net earnings	-	-	-	4,255,000	-	-	4,255,000
BALANCE – August 31, 2020	12,410,080	2,482,000	10,245,600	34,915,800	4,055,389	(12,667,200)	34,976,200
Sales of treasury stock	-	-	15,200	-	(1,281)	4,000	19,200
Dividends declared ($0.10/share)	-	-	-	(835,500)	-	-	(835,500)
Share-based compensation expense (see Note 6)	-	-	291,800	-	-	-	291,800
Net earnings	-	-	-	4,269,600	-	-	4,269,600
BALANCE - November 30, 2020	12,410,080	$2,482,000	$10,552,600	$38,349,900	4,054,108	$(12,663,200)	$38,721,300

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2019

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	36,959	(302,500)	(302,500)
Sales of treasury stock	-	-	68,100	-	(19,171)	54,300	122,400
Dividends declared ($0.05/share)	-	-	-	(408,900)	-	-	(408,900)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	1,363,600	-	-	1,363,600
BALANCE - May 31, 2019	12,092,080	2,418,400	9,209,500	26,709,600	3,914,786	(11,466,100)	26,871,400
Purchases of treasury stock	-	-	-	-	60,357	(417,100)	(417,100)
Sales of treasury stock	-	-	54,000	-	(22,961)	54,600	108,600
Dividends declared ($0.05/share)	-	-	-	(422,300)	-	-	(422,300)
Share-based compensation expense (see Note 6)	-	-	166,200	-	-	-	166,200
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	1,007,600	-	-	1,007,600
BALANCE - August 31, 2019	12,400,080	2,480,000	9,368,100	27,294,900	3,952,182	(11,828,600)	27,314,400
Purchases of treasury stock	-	-	-	-	84,841	(534,100)	(534,100)
Sales of treasury stock	-	-	69,000	-	(24,959)	83,400	152,400
Dividends declared ($0.05/share)	-	-	-	(423,500)	-	-	(423,500)
Share-based compensation expense (see Note 6)	-	-	166,300	-	-	-	166,300
Net earnings	-	-	-	2,735,800	-	-	2,735,800
BALANCE - November 30, 2019	12,400,080	$2,480,000	$9,603,400	$29,607,200	4,012,064	$(12,279,300)	$29,411,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$10,455,700	$5,107,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,207,900	1,054,100
Deferred income taxes	(809,800)	81,100
Provision for doubtful accounts	115,800	39,900
Provision for inventory valuation allowance	166,200	283,400
Share-based compensation expense	677,000	498,800
Changes in assets and liabilities:
Accounts receivable	(1,264,200)	(845,400)
Inventories, net	(17,130,200)	3,147,500
Prepaid expenses and other assets	(239,200)	583,600
Accounts payable	35,498,700	(2,221,100)
Accrued salaries and commissions, and other liabilities	8,781,000	1,173,700
Deferred revenues	1,945,600	(470,800)
Income taxes	213,300	591,000
Total adjustments	29,162,100	3,915,800
Net cash provided by operating activities	39,617,800	9,022,800
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,040,000)	(402,200)
Net cash used in investing activities	(2,040,000)	(402,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(9,144,300)	(719,400)
Proceeds from term debt	1,447,400	-
Sales of treasury stock	109,300	383,400
Purchases of treasury stock	(75,500)	(1,253,700)
Dividends paid	(1,419,800)	(1,241,300)
Net cash used in financing activities	(9,082,900)	(2,831,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,494,900	5,789,600
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,999,400	3,199,300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$31,494,300	$8,988,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$463,600	$693,800
Cash paid for income taxes	$3,789,500	$1,318,000

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

COVID-19 Update

In December 2019, a novel strain of coronavirus, known as COVID-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and President Trump declared the COVID-19 outbreak in the United States as a national emergency. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. To ensure the well-being of our employees, the Company offered employees in our office the ability to work from home on a temporary basis; we instructed employees in our warehouse and office to take their temperature at the start of every shift; we requested employees forgo any in-person meetings and instead opt to utilize virtual meeting spaces; and we published and continually updated our employees on the most recent developments related to COVID-19 and best practices for safety and health in the office, warehouse and at home. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to COVID-19, which was seen most by the decline in our Publishing division’s sales due to the temporary closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the temporary closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.  While the Company did not experience a decrease in net revenues in the first nine months of fiscal year 2021 compared with the same period in fiscal year 2020, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	2020
	November 30,	February 29,
Current:
Book inventory	$47,785,300	$30,346,900
Inventory valuation allowance	(471,500)	(259,600)
Inventories net – current	$47,313,800	$30,087,300

Noncurrent:
Book inventory	$993,600	$1,226,500
Inventory valuation allowance	(239,400)	(209,800)
Inventories net – noncurrent	$754,200	$1,016,700

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases received from this company were approximately $26.2 million and $4.2 million for the three months ended November 30, 2020 and 2019, respectively. Total inventory purchases received from all suppliers were $35.0 million and $6.9 million for the three months ended November 30, 2020 and 2019, respectively.

Purchases received from Usborne were approximately $37.5 million and $16.1 million for the nine months ended November 30, 2020 and 2019, respectively. Total inventory purchases received from all suppliers were $53.2 million and $24.1 million for the nine months ended November 30, 2020 and 2019, respectively.

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

	2020
	November 30,	February 29,
Operating lease assets:
Right-of-use asset	$37,000	$45,200

Operating lease liabilities:
Current lease liability	$13,700	$13,500
Long-term lease liability	$23,300	$31,700

Remaining lease term (months)	34	43
Discount rate	4.60%	4.60%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses on our condensed statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Fixed lease cost	$3,300	$3,200	$9,800	$9,400

Future minimum rental payments under operating leases with initial terms greater than one year as of November 30, 2020, are as follows:

Year ending February 28 (29),
2021	$3,400
2022	13,700
2023	14,200
2024	8,400
Total future minimum rental payments	39,700
Present value discount	(2,700)
Total operating lease liability	$37,000

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Operating cash flows – operating lease	$3,300	$3,200	$9,800	$9,400

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as revenue on our condensed statements of earnings. Variable rental payments are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

On April 4, 2020, we executed an amendment to one of our existing leases that abated rental payments for the months of May, June and July 2020. The amendment also extended the term of the lease for three additional months. This amendment represents a lease modification and, as such, we have adjusted our fixed rental income on a straight-line basis over the remaining term starting May 1, 2020.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Year ending February 28 (29),
2021	$383,400
2022	1,542,100
2023	1,573,200
2024	1,577,900
2025	1,547,100
Thereafter	9,615,300
Total	$16,239,000

The cost of the leased space was approximately $10,846,200 and $10,789,500 as of November 30, 2020 and February 29, 2020, respectively.  The accumulated depreciation associated with the leased assets was $2,120,000 and $1,828,900 as of November 30, 2020 and February 29, 2020, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	2020
	November 30,	February 29,

Line of credit	$-	$-

Long-term debt	$11,114,800	$18,811,700
Less current maturities	(527,700)	(1,027,400)
Long-term debt, net of current maturities	$10,587,100	$17,784,300

We have a Loan Agreement dated as of March 10, 2016 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”) which includes Term Loan #1 Tranche A totaling $11.1 million as of November 30, 2020, with the maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. Term Loan #1 is secured by the primary office, warehouse and land.

The Loan Agreement also provides a $10.0 million revolving loan (“line of credit”) through August 15, 2021, which is limited to advance rates on eligible receivables and eligible inventory levels. Interest is payable monthly at the greater of 2.75% or the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio (2.75% at November 30, 2020).

On August 15, 2020, the Company executed the Eleventh Amendment Loan Agreement with the Bank related to our Loan Agreement. The amendment modified the Loan Agreement, extended the termination date of the line of credit to August 15, 2021, reduced the maximum revolving principal amount from $15.0 million to $10.0 million, and amended the definition of the LIBOR and Prime rate, establishing that the rate charged, including the LIBOR Margin or Prime Margin, shall never be less than 2.75%.

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

We had no borrowings outstanding on our line of credit at November 30, 2020 and February 29, 2020. Available credit under the revolving line of credit was approximately $10.0 million and $11.0 million at November 30, 2020 and February 29, 2020, respectively.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2021, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of November 30, 2020, we had no letters of credit outstanding.

On April 16, 2020, the Company entered into a loan with the Bank of approximately $1.4 million pursuant to the PPP under the CARES Act. The PPP Loan had a fixed interest rate of 1.00%, with principal and interest payments starting December 1, 2020 and a scheduled maturity date of May 1, 2022. Subsequent to receiving the loan, the Company determined the PPP loan was not needed and repaid the loan in full, including interest accrued to date, on May 12, 2020.

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

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2021	$128,800
2022	533,400
2023	556,800
2024	581,100
2025	605,400
Thereafter	8,709,300
Total	$11,114,800

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Earnings:
Net earnings applicable to common shareholders	$4,269,600	$2,735,800	$10,455,700	$5,107,000

Weighted average shares:
Weighted average shares outstanding-basic	8,355,831	8,406,709	8,354,156	8,301,209
Assumed exercise of options	-	5,929	-	6,287
Weighted average shares outstanding-diluted	8,355,831	8,412,638	8,354,156	8,307,496

Earnings per share:
Basic	$0.51	$0.33	$1.25	$0.62
Diluted	$0.51	$0.33	$1.25	$0.61

Note 6 – STOCK-BASED COMPENSATION

We account for stock-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche. Forfeitures are recognized when they occur. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and share awards are updated and compensation expense is adjusted based on updated information.

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. The remaining compensation expense for the outstanding awards, totaling approximately $1,470,400, will be recognized ratably over the remaining vesting period of approximately 27 months.

During fiscal year 2021, the Company initially granted 151,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. 8,000 of these shares were granted, forfeited and re-granted to remaining participants in fiscal year 2021. In the third quarter of fiscal year 2021, the Company increased the number of shares granted for fiscal year 2021 from 151,000 to 305,000 due to revised performance expectations for the year. The remaining compensation expense of these awards, totaling approximately $1,669,400, will be recognized ratably over the remaining vesting period of approximately 51 months.  As of November 30, 2020, there are no restricted shares available for issuance as future awards under the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019

Share-based compensation expense	$291,800	$166,300	$677,000	$498,800

The following table summarizes stock award activity during fiscal year 2021 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2020	308,000	$9.94
Granted	305,000	6.30
Vested	-	-
Forfeited	(13,000)	(7.70)
Outstanding at November 30, 2020	600,000	$8.14

As of November 30, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares was $3,139,800, which we expect to recognize over a weighted-average period of 39.8 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as, shipping materials and supplies. These costs were $10,610,900 and $6,037,600 for the three months ended November 30, 2020 and 2019, respectively. These costs were $26,910,800 and $14,087,400 for the nine months ended November 30, 2020 and 2019, respectively.

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

Information by reporting segment for the three- and nine-month periods ended November 30, 2020 and 2019, are as follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Publishing	$2,580,600	$2,724,200	$6,284,600	$7,766,300
UBAM	64,169,700	38,100,400	158,007,500	85,083,700
Total	$66,750,300	$40,824,600	$164,292,100	$92,850,000

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Publishing	$773,000	$832,900	$1,858,400	$2,253,300
UBAM	10,821,600	6,501,200	26,311,300	14,358,500
Other	(5,820,300)	(3,498,400)	(13,952,000)	(9,562,900)
Total	$5,774,300	$3,835,700	$14,217,700	$7,048,900

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $11,508,200 and $19,155,500 at November 30, 2020 and February 29, 2020, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of November 30, 2020 or February 29, 2020 are recorded as deferred revenues on the condensed balance sheets. We received approximately $2,330,900 and $385,300 as of November 30, 2020 and February 29, 2020 in payments for sales orders which were shipped out subsequent to the end of the period. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal period.

Note 11 – SUBSEQUENT EVENTS

On January 7, 2021, our Board of Directors declared a distribution of $0.10 per share of common stock. This cash distribution will be paid on or about March 11, 2021 to shareholders of record on February 23, 2021.

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

Overview

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller. We operate two separate segments, UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The Publishing segment markets its products on a wholesale basis to various retail accounts. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses consist primarily of the compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Net revenues	$66,750,300	$40,824,600	$164,292,100	$92,850,000
Cost of goods sold	19,597,800	13,279,900	48,302,800	30,382,500
Gross margin	47,152,500	27,544,700	115,989,300	62,467,500

Operating expenses
Operating and selling	11,616,200	6,513,500	28,488,300	15,089,900
Sales commissions	22,960,300	13,008,600	56,865,200	28,804,700
General and administrative	7,082,200	4,373,500	17,282,200	12,029,300
Total operating expenses	41,658,700	23,895,600	102,635,700	55,923,900

Interest expense	119,300	216,500	441,500	691,000
Other income	(399,800)	(403,100)	(1,305,600)	(1,196,300)
Earnings before income taxes	5,774,300	3,835,700	14,217,700	7,048,900

Income taxes	1,504,700	1,099,900	3,762,000	1,941,900
Net earnings	$4,269,600	$2,735,800	$10,455,700	$5,107,000

See the detailed discussion of revenues, costs of goods sold, gross margin and operating expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related operating expenses, interest expense and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2020

Total operating expenses not associated with a reporting segment increased $2.4 million, or 64.9%, to $6.1 million for the three-month period ended November 30, 2020, compared to $3.7 million for the same quarterly period a year ago. Operating expenses increased primarily as a result of a $1.0 million increase in labor in our warehouse, a $0.6 million increase in freight handling costs associated with increased order volumes and a $0.2 million increase in incentive payroll expenses associated with the Company’s improved financial performance.

Interest expense decreased $0.1 million, or 50.0%, to $0.1 million for the three months ended November 30, 2020, when compared to $0.2 million for the same quarterly period a year ago as a result of the payoff of two long-term notes during the second quarter of fiscal year 2021.

Income taxes increased $0.4 million, or 36.4%, to $1.5 million for the three months ended November 30, 2020, from $1.1 million for the same quarterly period a year ago. Our effective tax rate decreased 2.6%, to 26.1% for the quarter ended November 30, 2020, from 28.7% for the quarter ended November 30, 2019 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2020

Total operating expenses not associated with a reporting segment increased $4.7 million, or 46.5%, to $14.8 million for the nine-month period ended November 30, 2020, compared to $10.1 million for the same period a year ago. Operating expenses increased primarily as a result of a $2.4 million increase in labor in our warehouse, a $1.6 million increase in freight handling costs, both associated with the increase in order volumes, and a $0.3 million increase in incentive payroll expenses associated with the Company’s improved financial performance.

Interest expense decreased $0.3 million, or 42.9%, to $0.4 million for the nine months ended November 30, 2020, when compared to $0.7 million for the same period a year ago as a result of the payoff of two long-term debt agreements during the second quarter of fiscal year 2021.

Income taxes increased $1.9 million, or 100.0%, to $3.8 million for the nine months ended November 30, 2020, from $1.9 million for the same period a year ago. Our effective tax rate decreased by 1.0%, to 26.5% for the nine months ended November 30, 2020, from 27.5% for the nine months ended November 30, 2019 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2020 and 2019

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Gross sales	$77,674,100	$47,974,800	$190,488,500	$106,219,100
Less discounts and allowances	(21,244,700)	(13,469,600)	(51,379,800)	(29,298,200)
Transportation revenue	7,740,300	3,595,200	18,898,800	8,162,800
Net revenues	64,169,700	38,100,400	158,007,500	85,083,700

Cost of goods sold	18,230,200	11,830,100	45,048,500	26,317,100
Gross margin	45,939,500	26,270,300	112,959,000	58,766,600

Operating expenses
Operating and selling	10,055,900	5,599,200	24,619,800	12,690,500
Sales commissions	22,865,000	12,912,200	56,674,800	28,511,700
General and administrative	2,197,000	1,257,700	5,353,100	3,205,900
Total operating expenses	35,117,900	19,769,100	86,647,700	44,408,100

Operating income	$10,821,600	$6,501,200	$26,311,300	$14,358,500

Average number of active consultants	57,200	33,600	45,200	32,900

UBAM Operating Results for the Three Months Ended November 30, 2020

UBAM net revenues increased $26.1 million, or 68.5%, to $64.2 million during the three months ended November 30, 2020, compared to $38.1 million during the same period a year ago. The average number of active consultants in the third quarter of fiscal 2021 was 57,200, an increase of 23,600, or 70.2%, from 33,600 average active consultants selling in the third quarter of fiscal 2020. The Company reports the average number of active consultants each quarter as a key indicator for this division. UBAM's increase in active consultants resulted from several factors, including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic; a change in new consultant kits which offered lower introductory prices; the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021; and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues during the quarter.

Gross margin increased $19.6 million, or 74.5%, to $45.9 million during the three months ended November 30, 2020, compared to $26.3 million during the same period a year ago. Gross margin as a percentage of net revenues increased 2.6% to 71.6% for the three-month period ended November 30, 2020 when compared to 69.0% the same period a year ago. The increase in gross margin as a percentage of net revenues was due to the change in mix of order types received during the quarter. During the quarter our web sales, which have the lowest discounts and pay the highest commissions, increased significantly while book fairs, school and library sales and other in-person sales types declined year over year, due to the quarantining effects of the COVID-19 pandemic. The increase in web sales and decrease in in-person sales also resulted in overall higher sales commissions as a percentage of net revenues during the quarter. The overall net profit impact of the order type mix change after selling expenses, commissions and direct operating expenses was minimal.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses increased $15.3 million, or 77.3%, to $35.1 million during the three-month period ended November 30, 2020, when compared to $19.8 million reported in the same quarter a year ago. Operating and selling expenses increased $4.5 million, to $10.1 million, during the three-month period ended November 30, 2020, when compared to $5.6 million reported in the same quarter a year ago, primarily due to an increase in postage and freight costs of $3.9 million and an increase in accruals for trips and other consultant rewards of $0.5 million, both associated with increased UBAM sales. Sales commissions increased $10.0 million, to $22.9 million, during the three-month period ended November 30, 2020, when compared to $12.9 million reported in the same quarter a year ago, due primarily to the increase in sales volume and the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses increased $0.9 million to $2.2 million during the three months ended November 30, 2020, compared to $1.3 million during the same period last year. This increase was primarily due to $0.6 million of increased credit card transaction fees associated with increased sales volumes and a $0.2 million increase in promotions and marketing expenses associated with increased consultant counts.

Operating income of the UBAM segment increased $4.3 million, or 66.2%, to $10.8 million during the three months ended November 30, 2020, when compared to $6.5 million reported in the same quarter a year ago, primarily due to the growth in net revenues. Operating income of the UBAM division as a percentage of net revenues for the three months ended November 30, 2020 remained consistent at 16.9%, compared to 17.1% for the three months ended November 30, 2019.

UBAM Operating Results for the Nine Months Ended November 30, 2020

UBAM net revenues increased $72.9 million, or 85.7%, to $158.0 million during the nine-month period ended November 30, 2020, compared to $85.1 million from the same period a year ago. The increase in net revenues resulted from the increase in the average number of active consultants of 12,300, or 37.4%, to 45,200 during the first nine months of fiscal year 2021, and the overall increase in consultants to 60,500 by the end of November 2020, from an average number of active consultants of 32,900 in the first nine months of fiscal year 2020. UBAM's increase in active consultants resulted from several factors including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic; a change in new consultant kits which offered lower introductory prices; the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021; and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. Along with the significant increases in active consultants during the first nine months of fiscal year 2021, we experienced a significant increase in demand for educational materials in homes. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues.

Gross margin increased $54.2 million, or 92.2%, to $113.0 million during the nine-month period ended November 30, 2020, when compared to $58.8 million during the same period a year ago, due primarily to an increase in net revenues. Gross margin as a percentage of net revenues increased to 71.5% for the nine-month period ended November 30, 2020, when compared to 69.1% for the same period a year ago. During the first nine months of fiscal year 2021 our web sales, which have the lowest discounts and pay the highest commissions, increased significantly while book fairs, school and library sales and other in-person sales types declined year over year, due to the quarantining effects of the COVID-19 pandemic. While the increase in web sales and decrease in in-person sales resulted in overall higher gross margin percentages during the first nine months of fiscal year 2021, these higher gross margins were offset by higher sales commissions and increased direct operating expenses of the division. The overall net profit impact of the order type mix change after selling expenses, commissions and direct operating expenses was minimal.

Total operating expenses increased $42.2 million, or 95.0%, to $86.6 million during the nine-month period ended November 30, 2020, from $44.4 million for the same period a year ago. Operating and selling expenses increased $11.9 million, to $24.6 million during the nine-month period ended November 30, 2020, when compared to $12.7 million reported in the same period a year ago, primarily due to increased postage and freight costs of $11.4 million associated with the increase in volume of orders shipped. Sales commissions increased $28.2 million to $56.7 million during the nine-month period ended November 30, 2020, when compared to $28.5 million reported in the same period a year ago, due primarily to the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses increased $2.2 million to $5.4 million, from $3.2 million recognized during the same period last year, due primarily to $1.6 million of increased credit card transaction fees associated with increased sales volumes and a $0.6 million increase in promotions and marketing expenses associated with increased consultant counts.

Operating income of the UBAM segment increased $11.9 million, or 82.6%, to $26.3 million during the nine months ended November 30, 2020, when compared to $14.4 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the nine months ended November 30, 2020 was 16.7%, compared to 16.9% for the nine months ended November 30, 2019, a change of 0.2%, or $0.4 million. Operating income as a percentage of net revenues changed from the prior year primarily due to increased postage and freight expenses as a percentage of net revenues totaling approximately $0.9 million, partially offset by the positive impact of the change to a “virtual” convention totaling approximately $0.5 million.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2020 and 2019

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Gross sales	$5,463,400	$5,645,100	$13,228,700	$16,416,200
Less discounts and allowances	(2,886,400)	(2,936,900)	(7,010,600)	(8,680,700)
Transportation revenue	3,600	16,000	66,500	30,800
Net revenues	2,580,600	2,724,200	6,284,600	7,766,300

Cost of goods sold	1,367,600	1,449,800	3,254,300	4,065,400
Gross margin	1,213,000	1,274,400	3,030,300	3,700,900

Total operating expenses	440,000	441,500	1,171,900	1,447,600

Operating income	$773,000	$832,900	$1,858,400	$2,253,300

Publishing Operating Results for the Three Months Ended November 30, 2020

Our Publishing division’s net revenues decreased $0.1 million, or 3.7%, to $2.6 million during the three-month period ended November 30, 2020, from $2.7 million reported in the same period a year ago. Many Publishing customers began to re-open prior to the start of the third quarter of fiscal year 2021. The slight decrease in sales was primarily due to stores that were unable to remain open for the full third quarter of fiscal 2021 due to the COVID-19 pandemic.

Gross margin decreased $0.1 million, or 7.7%, to $1.2 million during the three-month period ended November 30, 2020, from $1.3 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues remained consistent, increasing 0.2%, to 47.0% during the three-month period ended November 30, 2020, from 46.8% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers.

Total operating expenses of the Publishing segment remained consistent at $0.4 million during the three-month periods ended November 30, 2020 and 2019.

Operating income of the Publishing segment remained consistent at $0.8 million for the three-month periods ended November 30, 2020 and 2019.

Publishing Operating Results for the Nine Months Ended November 30, 2020

Our Publishing division’s net revenues decreased $1.5 million, or 19.2%, to $6.3 million during the nine-month period ended November 30, 2020, from $7.8 million reported in the same period a year ago. The decrease in sales resulted from temporary store closures impacted by the COVID-19 pandemic. Many Publishing customers temporarily closed during our fiscal year 2021 first quarter, following the guidance from their local authorities to prevent the spread of the pandemic, and have begun reopening at varying times over the past six months.

Gross margin decreased $0.7 million, or 18.9%, to $3.0 million during the nine-month period ended November 30, 2020, from $3.7 million reported in the same period a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased 0.5%, to 48.2%, during the nine-month period ended November 30, 2020, from 47.7% reported in the same period a year ago.  The increase in gross margin percentage results primarily from a change in our customer mix. Customers receive varying discounts due to sales volumes and contract terms.

Total operating expenses of the Publishing segment decreased $0.2 million to $1.2 million during the nine-month period ended November 30, 2020, from $1.4 million reported in the same period a year ago, resulting from a $0.1 million decrease in postage and freight from the decrease in sales volumes and a $0.1 million decrease in sales commissions due to decreased net revenues.

Operating income of the Publishing segment decreased $0.4 million, or 17.4%, to $1.9 million during the nine-month period ended November 30, 2020 when compared to $2.3 million reported in the same period a year ago, due primarily to the decrease in net revenues.

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

During the first nine months of fiscal 2021, we generated positive cash flows from our operations of $39,617,800. These cash flows resulted from:

●  net earnings of $10,455,700

Adjusted for:

●  depreciation expense of $1,207,900

●  share-based compensation expense of $677,000

●  provision for inventory valuation allowance of $166,200

●  provision for doubtful accounts of $115,800

Offset by:

●  deferred income taxes of $809,800

Positively impacted by:

●  increase in accounts payable of $35,498,700

●  increase in accrued salaries and commissions, and other liabilities of $8,781,000

●  increase in deferred revenues of $1,945,600

●  increase in income tax payable of $213,300

Negatively impacted by:

●  increase in inventories, net of $17,130,200

●  increase in accounts receivable of $1,264,200

●  increase in prepaid expenses and other assets of $239,200

Cash used in investing activities was $2,040,000 for capital expenditures, which were comprised of $1,488,300 in equipment purchased to increase our daily shipping capacity, $359,500 in software upgrades that our UBAM consultants use to monitor their business and place customer orders and $192,200 in building and building improvements.

Cash used in financing activities was $9,082,900, which was comprised of net cash used to pay down term debt of $7,696,900, payments of $1,419,800 for dividends, offset by $33,800 net cash received in treasury stock transactions.

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

 We have a Loan Agreement with the Bank, Term Loan #1 Tranche A totaling $11.1 million as of November 30, 2020, with a maturity date of December 1, 2025. Tranche A has a fixed interest rate of 4.23% and interest is payable monthly. The Loan Agreement also includes a $10.0 million line of credit through August 15, 2021. The line of credit accrues interest monthly, at the bank adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio. The Loan Agreement maintains a minimum rate on borrowings of 2.75%, should the calculated rate of the LIBOR Index plus the tiered pricing rate fall below this level.

We had no borrowings on our line of credit at November 30, 2020 and February 29, 2020. Available credit under the revolving loan was $10.0 million at November 30, 2020.

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

The Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue, or obtain issuance of, commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of November 30, 2020, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, restrict transactions with related parties, prohibit mergers or consolidation, disallow additional debt, and limit the amounts of dividends declared, investments, capital expenditures, leasing transactions, and establish a dollar limit on the amount of shares that can be repurchased.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Year ending February 28 (29),
2021	$128,800
2022	533,400
2023	556,800
2024	581,100
2025	605,400
Thereafter	8,709,300
Total	$11,114,800

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

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing Division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million as of November 30, 2020 and February 29, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.3 million at November 30, 2020, and $0.2 million at February 29, 2020. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of November 30, 2020 and February 29, 2020.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2 ½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have exposure of becoming out of date, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $1.0 million and $1.2 million at November 30, 2020 and February 29, 2020, respectively. Noncurrent inventory valuation allowances were $0.2 million at November 30, 2020 and February 29, 2020.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 4.2% of our active consultants maintained consignment inventory at the end of the third quarter of fiscal 2021. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.3 million at November 30, 2020 and $1.5 million at February 29, 2020. During the current fiscal year, the Company increased its reserve for consignment inventory by approximately $0.2 million based on the estimated impact of the COVID-19 pandemic. Because our consultants are currently limited in their ability to sell consignment inventory at schools, book fairs or fall festivals, we expect an increase in write-offs associated with consultants that become inactive.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.7 million and $0.5 million as of November 30, 2020 and February 29, 2020, respectively.

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

During the first nine months of fiscal 2021, the Company recognized $0.7 million of compensation expense associated with the shares granted under the 2019 LTI Plan.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of November 30, 2020. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective pursuant to Exchange Act Rule 13a-15(e).

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.       RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

September 1 - 30, 2020	-	$-	-	519,594
October 1 - 31, 2020	-	-	-	519,594
November 1 - 30, 2020	-	-	-	519,594
Total	-	$-	-

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 13, 2021	By	/s/ Randall W. White
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)