Form 10-K
period 2021-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2021-05-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

Yes ☐          No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2020 on the NASDAQ Stock Market, LLC was $90,190,900.

As of May 10, 2021, 8,350,972 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2021 relating to our Annual Meeting of Shareholders to be held on July 7, 2021 are incorporated by reference into Part III of this Report on Form 10-K.

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

(b)  Financial Information about Our Segments

While selling children’s books and related products (collectively referred to as “books”) is our only line of business, we sell through two business segments, which we sometimes refer to as “divisions”:

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

Percent Net Revenues by Division

	FY 2021	FY 2020
UBAM	96%	91%
Publishing	4%	9%
Total net revenues	100%	100%

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

UBAM markets our books through commissioned consultants using a combination of direct sales, home parties, book fairs and internet based social media platforms (“online parties”).  This division had approximately 57,600 active consultants as of February 28, 2021.

Our Publishing division markets through commissioned trade representatives who call on retail book, toy, and specialty stores along with other retail outlets. Publishing also conducts in-house marketing by telephone to these customers and potential customers.  This division markets to approximately 4,000 book, toy and specialty stores. Approximately 5% of our Publishing division's net revenues are to national book chain stores.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season.

Competition

While we have the exclusive U.S. rights to sell Usborne and Kane Miller books, we face competition from the internet and other book publishers who are also selling directly to our customers.  Our UBAM division competes in recruiting and retaining sales consultants, which continuously receive opportunities to work for other direct selling companies, as well as new non-traditional employment opportunities in the gig-marketplace that provide part-time supplemental income. We also compete with Scholastic Corporation in the school and library book fair market.

Our Publishing division faces competition from large U.S. and international publishing companies that sell online and through the same retail publishing stores as well as for space in retail toy, gift and novelty stores that offer a variety of non-book products.

Employees

As of May 3, 2021, 214 full-time employees worked at our Tulsa office and distribution facility and at our San Diego office.  Of these employees, approximately 71% of our employees work in our distribution warehouse.

Company Reports

Pursuant to Section 13 or 15 of the Exchange Act, as soon as reasonably practicable after filing electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”), we make available, free of charge, on our website (www.edcpub.com) copies of our Annual Reports and Quarterly Reports. Our website also includes an internet link to the federal SEC website that contains additional public reports, including Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act. These reports will be provided electronically, free of charge, upon request.

COVID-19 Update

In December 2019, a novel strain of coronavirus, known as COVID-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and President Trump declared the COVID-19 outbreak in the United States as a national emergency. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. To ensure the well-being of our employees, the Company offered employees in our office the ability to work from home on a temporary basis; we instructed employees in our warehouse and office to take their temperature at the start of every shift; we requested employees forgo any in-person meetings and instead opt to utilize virtual meeting spaces; and we published and continually updated our employees on the most recent developments related to COVID-19 and best practices for safety and health in the office, warehouse and at home. On April 16, 2020, the Company entered into a loan with MidFirst Bank as the lender in an aggregate principal amount of $1.4 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. This loan program provided paycheck protection for our employees from the economic impact to our business due to COVID-19, which was seen most by the decline in our Publishing division’s sales due to the temporary closure of many retail outlets across the country, and in our UBAM division’s School and Library and Book Fair sales due to the temporary closure of many schools nation-wide.  The Company determined the PPP loan was no longer needed and therefore repaid the loan in full on May 12, 2020.  While the Company did not experience a decrease in net revenues during fiscal year 2021 compared with the prior fiscal year 2020, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted. Effective May 1, 2021, we lessened our safety and health practices in the office and warehouse based on the recommendations from the Tulsa Health Department. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact COVID-19 had during the current fiscal year.

Item 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse are located on a 40-acre complex at 5402 South 122nd East Ave, Tulsa, Oklahoma. We own the complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant.  All customer orders are fulfilled from our 170,000 square foot warehouse using multiple flow-rack systems, known as “the lines,” to expedite order completion, packaging, and shipment.

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

In addition to these owned properties, we also lease additional warehouse space in Tulsa OK as needed for overflow inventory and a small office in San Diego, California that is used by our Kane Miller employees.  We believe that our operating facilities meet both present and future capacity needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”).  The number of shareholders of record of EDC's common stock as of May 10, 2021 was 467.

For information regarding our compensation plans see Note 10 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased Under the Plan (1)
December 1-31, 2020	5,000	$17.68	5,000	514,594
January 1-31, 2021	-	-	-	514,594
February 1-28, 2021	-	-	-	514,594
Total	5,000	$17.68	5,000

(1)

On February 4, 2019, the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which may be purchased under the new plan is 800,000. This plan has no expiration date.

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

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Annual Report on Form 10-K.

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

Consultants

	FY 2021	FY 2020
New Consultants Added During Fiscal Year	56,100	22,600
Active Consultants at End of Fiscal Year	57,600	29,600

Our UBAM division’s multi-level marketing platform presently has eight levels of sales representatives:

●	Consultants

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

Upon signing up, sales representatives begin as “Consultants”.  Consultants receive “weekly commissions” from each sale they make; the commission rate they receive on each sale is determined by the marketing program under which the sale is made.  In addition, Consultants receive a monthly sales bonus once their sales reach an established monthly goal and other awards (called “Home Office Challenges”) for meeting other individual sales and recruiting goals for the month.  Consultants who recruit a specified number of other consultants into their downline “central group” become “Team Leaders”. Upon reaching this Team Leader level, consultants become eligible to receive “monthly override payments” which are calculated on sales made from their downline central group of recruits. Team Leaders that recruit and promote other Team Leaders, and meet other established criteria, are eligible to become “Advanced Leaders”.

Once Advanced Leaders promote a second level consultant, add additional recruits and meet other established criteria, they become “Senior Leaders”, “Executive Leaders”, “Senior Executive Leaders”, “Directors” or “Senior Directors”. One-time bonus payments are made to consultants at each promotion level.  Executive Leaders and higher receive an additional monthly override payment based upon the sales of their downline groups. Directors and higher receive an additional bonus payment if they promote an Advanced Leader to a Senior Leader from their central group. The maximum override payment a leader can receive is calculated on three levels below their downline central group.

During fiscal year 2021, internet sales continued to be the largest sales channel within our UBAM division.  The use of social media and party plan platforms, such as those available on Facebook, have become popular sales tools.  These platforms allow consultants to “present” and customers to “attend” online purchasing events from any geographical location.

Customer’s internet orders are primarily received via the consultant’s customized website, which is hosted by the Company.  Consultants contact hosts or hostesses (collectively “hostess”) who then provide a list of contacts to invite to an online party. During the online party, the consultant answers attendee’s questions and provides product recommendations. These attendees then select desired products and place orders via the consultant’s customized website. Internet orders are processed through a standard online “shopping cart checkout” and the consultant receives sales credit and commission on the transaction.  All internet orders are shipped directly to the end customer.  The hostess earns discounted books based on the total sales from the attendees at the online party.

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

Publishing Division

Our Publishing division operates in a market that is highly competitive, with a large number of retail companies engaged in the selling of books.  The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums.  To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives located throughout the country and a commissioned in-house sales group located at our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2021	FY 2020
National chain bookstores	5%	9%
All other	95%	91%
Total net revenues	100%	100%

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

Publishing’s in-house sales group targets the smaller independent book and gift store customers. This market has seen continued growth over the past several years as our sales to large bookstore chains have fluctuated based primarily on the number of promotions that we are able to run in the national chain stores.  Our semi-annual, full-color, 200-page catalogs, are mailed to over 4,000 customers and potential customers.  We also offer two display racks to assist stores in displaying our products.

Our Publishing division activities and sales were significantly impacted during the last fiscal year due to the COVID-19 pandemic. Many of the national trade shows were cancelled and a significant number of our retail customers temporarily closed to comply with their local health department recommendations. The Company has taken steps to limit the exposure to bad credit as well as offer flexible payment terms for those customers that requested additional time to pay their outstanding invoices.

Result of Operations

The following table shows our statements of earnings data:

	Twelve Months Ended February 28 (29),
	2021	2020
Net revenues	$204,635,100	$113,011,900
Cost of goods sold	60,037,000	36,863,300
Gross margin	144,598,100	76,148,600

Operating expenses
Operating and selling	36,123,700	18,606,000
Sales commissions	69,977,200	34,994,800
General and administrative	22,541,500	15,505,100
Total operating expenses	128,642,400	69,105,900

Other (income) expense
Interest expense	561,000	888,100
Other income	(1,836,100)	(1,597,300)
Earnings before income taxes	17,230,800	7,751,900

Income taxes	4,606,800	2,106,800
Net earnings	$12,624,000	$5,645,100

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below.

The following is a discussion of significant changes in the non-segment related operating expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results

Operating expenses not associated with a reporting segment were $19.4 million for fiscal year ended February 28, 2021 compared to $13.1 million for the same period a year ago.  Operating expenses increased $6.3 million due to a $3.8 million increase in payroll primarily related to an increase in warehouse labor and incentive plan expenses, an increase in freight handling costs of $1.9 million from an escalation in the number of shipments, a $0.2 million increase in depreciation expense, a $0.2 million increase in other services related to the increase in sales volumes, a $0.1 million increase in rent for the addition of warehouse space needed for the influx of inventory and other various increases totaling $0.1 million.

Interest expense decreased $0.3 million to $0.6 million for the fiscal year ended February 28, 2021, compared to $0.9 million reported for fiscal year ended February 29, 2020 due to the early extinguishment of two long-term debt agreements during the second quarter of fiscal year 2021.

Other income increased $0.2 million to $1.8 million for the fiscal year ended February 28, 2021, compared to $1.6 million for the fiscal year ended February 29, 2020 due primarily to increased royalties received from a national fast food restaurant chain that prints shortened versions of selected titles to include with their kids meals.

Income taxes increased $2.5 million to $4.6 million for the fiscal year ended February 28, 2021, from $2.1 million for the same period a year ago.  This increase was primarily related to an increase in taxable income for the current fiscal year compared to prior fiscal year. The effective tax rate decreased by 0.5% to 26.7% for the fiscal year ended February 28, 2021, as compared to 27.2% for the fiscal year ended February 29, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results

The following table summarizes the operating results of the UBAM segment for the twelve months ended February 28 (29):

	Twelve Months Ended February 28 (29),
	2021	2020
Gross sales	$237,317,700	$129,363,500
Less discounts and allowances	(65,099,100)	(36,075,000)
Transportation revenue	23,790,700	10,022,100
Net revenues	196,009,300	103,310,600

Cost of goods sold	55,603,000	31,759,200
Gross margin	140,406,300	71,551,400

Operating expenses
Operating and selling	31,182,700	15,551,000
Sales commissions	69,707,200	34,617,200
General and administrative	6,695,800	3,938,600
Total operating expenses	107,585,700	54,106,800

Operating income	$32,820,600	$17,444,600

Average number of active consultants	48,700	32,500

UBAM net revenues increased $92.7 million, or 89.7%, to $196.0 million for the fiscal year ended February 28, 2021, when compared with net revenues of $103.3 million reported for fiscal year ended February 29, 2020.  The average number of active consultants in fiscal year 2021 was 48,700, an increase of 16,200, or 49.8%, from 32,500 average active consultants selling in fiscal year 2020. The Company reports the average number of active consultants as a key indicator for this division. UBAM's increase in active consultants resulted from several factors, including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic, a change in new consultant kits which offered lower introductory prices, the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021 and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues during the current fiscal year.

UBAM gross margin increased $68.8 million, or 96.1%, to $140.4 million for the fiscal year ended February 28, 2021, from $71.6 million reported for fiscal year ended February 29, 2020.  Gross margin as a percentage of net revenues increased 2.3% to 71.6% for fiscal year 2021 when compared to 69.3% for fiscal year 2020. The increase in gross margin as a percentage of net revenues was due to the change in mix of order types received. In the current fiscal year, our web sales, which have the lowest discounts and pay the highest commissions, increased significantly while book fairs, school and library sales and other in-person sale types declined year over year, due to the quarantining effects of the COVID-19 pandemic. The increase in web sales and decrease in in-person sales also resulted in overall higher sales commissions as a percentage of net revenues during the fiscal year. The overall net profit impact of the order type mix change after selling expenses, commissions and direct operating expenses was minimal.

Total UBAM operating expenses increased $53.5 million, or 98.9%, to $107.6 million during the fiscal year ended February 28, 2021, when compared with $54.1 million reported for fiscal year ended February 29, 2020.  Operating and selling expenses increased $15.6 million, to $31.2 million for fiscal year ended February 28, 2021 from $15.6 million reported for fiscal year 2020, primarily due to an increase in postage and freight costs of $15.0 million and an increase in expenses for trip accruals and other consultant rewards of $0.6 million, both associated with increased UBAM sales. Sales commissions increased $35.1 million, to $69.7 million, for fiscal year ended February 28, 2021 from $34.6 million reported for fiscal year 2020, due primarily to the increase in sales volumes and the increase in internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses increased $2.8 million to $6.7 million during the fiscal year ended February 28, 2021, when compared with $3.9 million reported for fiscal year ended February 29, 2020. This increase was primarily due to $2.1 million of increased credit card transaction fees associated with increased sales volumes and a $0.7 million increase in promotions and marketing expenses associated with increased consultant counts.

Operating income of our UBAM division increased $15.4 million, or 88.5%, to $32.8 million for fiscal year ended February 28, 2021, as compared to $17.4 million reported for fiscal year ended February 29, 2020. Operating income of the UBAM division as a percentage of net revenues for the year ended February 28, 2021 was 16.7%, compared to 16.9% for the year ended February 29, 2020, a change of 0.2%, or $0.3 million. Operating income as a percentage of net revenues changed from the prior year primarily due to increased postage and freight expenses as a percentage of net revenues totaling approximately $0.8 million, partially offset by the positive impact of the change to a “virtual” annual convention in our fiscal 2020 second quarter totaling approximately $0.5 million.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28 (29):

	Twelve Months Ended February 28 (29),
	2021	2020
Gross sales	$18,271,900	$20,573,300
Less discounts and allowances	(9,715,600)	(10,909,700)
Transportation revenue	69,500	37,700
Net revenues	8,625,800	9,701,300

Cost of goods sold	4,434,000	5,104,100
Gross margin	4,191,800	4,597,200

Total operating expenses	1,620,200	1,915,200

Operating income	$2,571,600	$2,682,000

Our Publishing division’s net revenues decreased $1.1 million, or 11.3%, to $8.6 million for the fiscal year ended February 28, 2021, when compared with net revenues of $9.7 million reported for fiscal year ended February 29, 2020.  The decrease in sales resulted from temporary store closures in areas impacted by the COVID-19 pandemic. Many Publishing customers temporarily closed during the first part of our fiscal year 2021, following the guidance from their local authorities to prevent the spread of the pandemic, and have begun reopening at varying times over the last six months of the fiscal year. In addition, many customers expanded their capacity to sell online, which had a positive impact on Publishing sales in the last six months.

Gross margin decreased $0.4 million to $4.2 million for the fiscal year ended February 28, 2021, from $4.6 million reported for fiscal year ended February 29, 2020.  The decrease in gross margin primarily resulted from the decrease in net revenues.  Gross margin as a percentage of net revenues increased 1.2% to 48.6% for the fiscal year 2021, compared to 47.4% reported the same period a year ago. The increase in gross margin percentage results primarily from a change in our customer mix. Customers receive varying discounts due to sales volumes and contract terms.

Operating income for the segment decreased $0.1 million, or 3.7%, to $2.6 million for fiscal year ended February 28, 2021, from $2.7 million reported during the same period last year.  The decrease in operating income resulted primarily from the $0.4 million decrease in gross margin, offset by $0.1 million of reduced freight from fewer sales orders, $0.1 million reduced sales commissions from fewer sales orders and $0.1 million of reduced expenses due to trade show cancellations resulting from the COVID-19 pandemic.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flows.  We typically fund our operations from the cash we generate.  We also use available cash primarily to purchase additional inventory, to pay down our outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock.  During fiscal year 2021, we dramatically increased our inventory purchases based on fiscal year 2021 sales.  At fiscal year-end 2021, our revolving bank credit facility loan balance was $5.2 million with $9.6 million in available capacity.

During fiscal year 2021, we generated positive cash flows from our operations of $7.8 million.  These cash flows resulted from:

●        net earnings of $12,624,000

Adjusted for:

●        depreciation expense of $1,633,200

●        share-based compensation expense of $938,600

●        provision for inventory valuation allowance of $198,600

●        provision for doubtful accounts of $139,800

Offset by:

●        deferred income taxes of $903,400

Positively impacted by:

●        increase in accounts payable of $8,952,000

●        increase in accrued salaries, commissions, and other liabilities of $4,676,000

●        increase in deferred revenue of $1,528,800

●        increase in income taxes payable of $351,900

Negatively impacted by:

●        increase in inventories, net of $21,542,300

●        increase in accounts receivable of $519,400

●        increase in prepaid expenses and other assets of $260,100

Cash used in investing activities was $4.1 million for capital expenditures.  Our capital expenditures were primarily associated with equipment purchased to increase our daily shipping capacity and the software upgrades that our UBAM consultants use to monitor their business and place customer orders.

Our capital expenditures included:

●        Equipment purchased to increase our daily shipping capacity of $3,475,600

●        UBAM consultant and customer facing software upgrades of $502,100

●        Building and other improvements of $167,600

Cash used in financing activities was $4.9 million, which was comprised of net cash used to pay down term debt of $7.8 million, payments of $2.3 million for dividends and were offset by $5.2 million in net borrowings under the line of credit.

We continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to increase inventory by expanding our product lines, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

On February 15, 2021, the Company executed the Amended and Restated Loan Agreement with MidFirst Bank which replaced the prior loan agreement and includes multiple loans.  Term Loan #1 Tranche A, originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 Tranche A has a fixed interest rate of 4.23% with principal and interest payable monthly and a stated maturity date of December 1, 2025.  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Term Loan #1 were $11.0 million and $11.5 million as of February 28, 2021 and February 29, 2020, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan requires interest-only payments through July 15, 2021, at which time it will convert to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% and matures on July 15, 2026. The Company had no borrowings under the Advancing Term Loan at February 28, 2021.

The Amended and Restated Loan Agreement also provides a $15.0 million revolving loan (“Line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%.  The Company had $5.2 million of borrowings outstanding on the line of credit as of February 28, 2021. Available credit under the revolving credit agreement was $9.6 million as of February 28, 2021.

During the second quarter of fiscal year 2021, we paid off Term Loan #1 Tranche B totaling $4.2 million from the previous loan agreement, which had a maturity date of December 1, 2025. In addition, we also paid off Term Loan #2 from the previous loan agreement totaling $2.9 million, which previously had a maturity date of June 28, 2021. The purpose of paying off these loans early was to utilize our existing cash flows from operations to increase future profits by reducing interest expense, as well as, free up future cash flows to be used to either pay dividends or purchase additional shares.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the year ended February 28, 2021, we had no letters of credit outstanding.  The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the amount of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2022	$533,500
2023	556,800
2024	581,200
2025	605,400
2026	8,707,800
$10,984,700

During the first quarter of fiscal 2021 we increased our quarterly dividend payments from $0.05 to $0.06. During the third quarter of fiscal 2021 we further increased our quarterly dividend from $0.06 to $0.10 per quarter. The Company has a long history of paying quarterly dividends and expects to continue its current practice of paying quarterly dividends to its shareholders.

In April 2008, our Board of Directors amended our 1998 stock repurchase plan, establishing that we may purchase up to an additional 1,000,000 shares as market conditions warrant.  In February 2019, our Board of Directors approved a new stock repurchase plan to replace the amended 2008 plan. Under the new 2019 plan, the Company is authorized to purchase up to 800,000 shares of common stock, which represented approximately 10% of the outstanding shares as of February 28, 2021, of which 514,594 remains available to purchase as of February 28, 2021. Management believes using excess liquidity to purchase outstanding shares enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off Balance Sheet Arrangements

As of February 28, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Share-Based Compensation

We account for share-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

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

During fiscal years 2021 and 2020, the Company recognized $0.9 million and $0.7 million, respectively, of compensation expense associated with the shares granted.

Revenue Recognition

Sales associated with product orders are recognized and recorded when products are shipped.  Products are shipped FOB- Shipping Point. UBAM’s sales are generally paid at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet.  Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized.  Management uses a moving average calculation to estimate the allowance for sales returns.  We are not responsible for product damaged in transit.  Damaged returns are primarily received from the retail customers of our Publishing division.  Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns.  It is industry practice to accept non-damaged returns from retail customers.  Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 28, 2021 and February 29, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”).  An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. The COVID-19 pandemic caused several of our retail customers to temporarily close their stores during the past fiscal year. The impact of the temporary store closures on our customers is uncertain and many customers may be financially harmed and unable to continue operations. Management has evaluated customers with significant receivable balances to determine if additional bad debt reserves are needed. In addition, we have offered extended payment terms to customers that have requested assistance. Management has estimated an allowance for doubtful accounts of $0.3 million and $0.2 million as of February 28, 2021 and February 29, 2020, respectively. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of February 28, 2021 and February 29, 2020.

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

Certain inventory is maintained in a noncurrent classification.  Management continually estimates and calculates the amount of noncurrent inventory.  Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers.  Noncurrent inventory was estimated by management using the current year turnover ratio by title.  All inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.  Noncurrent inventory balances prior to valuation allowances were $0.9 million and $1.2 million at February 28, 2021 and February 29, 2020, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; and having consignment inventory leads to additional sales opportunities.  Approximately 4.0% of our active consultants maintained consignment inventory at the end of fiscal year 2021.  Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.1 million and $1.5 million at February 28, 2021 and February 29, 2020, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory.  Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.7 million and $0.5 million as of February 28, 2021 and February 29, 2020, respectively. The increase in our valuation allowance is primarily an increase in the reserve for consigned inventory. Management has increased this reserve due to declined consignment sales as in-person events, such as booths and fairs, have been cancelled due to the Covid-19 pandemic.

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

The information required by Item 8 begins at page 24.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 28, 2021. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported in accordance with the time periods specified in SEC rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) thru 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2021. Our internal control over financial reporting as of February 28, 2021 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Educational Development Corporation's (the Company) internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of February 28, 2021 and February 29, 2020, the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements and our report dated May 13, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

May 13, 2021

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

(b)  Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

(c)  Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 7, 2021.

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

10.8	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.9 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.9	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.9 to Form 10-K dated February 28, 2019 (File No. 0-04957).

**10.10	Amended and Restated Loan Agreement dated February 15, 2021 by and between the Company and MidFirst Bank, Tulsa, OK.

**10.11	First Amendment Amended and Restated Loan Agreement dated April 1, 2021 by and between the Company and MidFirst Bank, Tulsa, OK.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2

Certification of the Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Paper Filed

**Filed Herewith

Item 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 13, 2021	By	/s/ Randall W. White
Randall W. White
Chairman of the Board, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 13, 2021	/s/ Randall W. White
Randall W. White
Chairman of the Board, Director, President and Chief Executive Officer
(Principal Executive Officer)

	May 13, 2021	/s/ John A. Clerico
John A. Clerico, Director

	May 13, 2021	/s/ Ronald McDaniel
Ronald McDaniel, Director

	May 13, 2021	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 13, 2021	/s/ Joshua J. Peters
Joshua J. Peters, Director

	May 13, 2021	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2021 and February 29, 2020, the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 13, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2005.

Tulsa, Oklahoma

May 13, 2021

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 28 (29),

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,812,200	$2,999,400
Accounts receivable, less allowance for doubtful accounts of $331,900 (2021) and $237,400 (2020)	3,346,700	2,967,200
Inventories - net	51,762,400	30,087,300
Income taxes receivable	-	221,700
Prepaid expenses and other assets	1,219,300	950,600
Total current assets	58,140,600	37,226,200

INVENTORIES - net	685,300	1,016,700

PROPERTY, PLANT AND EQUIPMENT - net	29,951,000	26,377,700

OTHER ASSETS	73,600	82,200

TOTAL ASSETS	$88,850,500	$64,702,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,674,300	$9,661,100
Line of credit	5,245,300	-
Deferred revenues	1,914,100	385,300
Current maturities of long-term debt	533,500	1,027,400
Accrued salaries and commissions	3,488,000	1,657,200
Income taxes payable	130,200	-
Dividends payable	835,100	417,400
Other current liabilities	6,094,800	3,238,200
Total current liabilities	37,915,300	16,386,600

LONG-TERM DEBT - net of current maturities	10,451,200	17,784,300
DEFERRED INCOME TAXES - net	89,900	993,300
OTHER LONG-TERM LIABILITIES	134,300	145,800
Total liabilities	48,590,700	35,310,000

COMMITMENTS AND CONTINGENCIES – See Note 9

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 shares; Outstanding 8,346,600 (2021) and 8,348,651 (2020) shares	2,482,000	2,482,000
Capital in excess of par value	10,863,900	9,843,900
Retained earnings	39,683,000	29,732,200
	53,028,900	42,058,100
Less treasury stock, at cost	(12,769,100)	(12,665,300)
Total shareholders' equity	40,259,800	29,392,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,850,500	$64,702,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 28 (29),

	2021	2020
GROSS SALES	$255,589,600	$149,936,800
Less discounts and allowances	(74,814,700)	(46,984,700)
Transportation revenue	23,860,200	10,059,800
NET REVENUES	204,635,100	113,011,900
COST OF GOODS SOLD	60,037,000	36,863,300
Gross margin	144,598,100	76,148,600

OPERATING EXPENSES:
Operating and selling	36,123,700	18,606,000
Sales commissions	69,977,200	34,994,800
General and administrative	22,541,500	15,505,100
Total operating expenses	128,642,400	69,105,900

INTEREST EXPENSE	561,000	888,100
OTHER INCOME	(1,836,100)	(1,597,300)

EARNINGS BEFORE INCOME TAXES	17,230,800	7,751,900

INCOME TAXES	4,606,800	2,106,800
NET EARNINGS	$12,624,000	$5,645,100

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$1.51	$0.68
Diluted	$1.50	$0.68

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,352,474	8,318,412
Diluted	8,426,724	8,323,128
Dividends per share	$0.32	$0.20

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 28 (29),

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity
BALANCE - February 28, 2019	12,092,080	$2,418,400	$8,975,100	$25,754,900	3,896,998	$(11,217,900)	$25,930,500
Purchases of treasury stock	-	-	-	-	254,475	(1,705,800)	(1,705,800)
Sales of treasury stock	-	-	241,000	-	(90,044)	258,400	499,400
Exercise of stock options	10,000	2,000	24,300	-	-	-	26,300
Dividends declared ($0.20/share)	-	-	-	(1,667,800)	-	-	(1,667,800)
Share-based compensation expense (see Note 10)	-	-	665,100	-	-	-	665,100
Issuance of restricted share awards for vesting	308,000	61,600	(61,600)	-	-	-	-
Net earnings	-	-	-	5,645,100	-	-	5,645,100
BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	22,565	(163,800)	(163,800)
Sales of treasury stock	-	-	57,800	-	(26,828)	83,600	141,400
Dividends declared ($0.32/share)	-	-	-	(2,673,200)	-	-	(2,673,200)
Forfeiture of restricted share awards	-	-	23,600	-	6,314	(23,600)	-
Share-based compensation expense (see Note 10)	-	-	938,600	-	-	-	938,600
Net earnings	-	-	-	12,624,000	-	-	12,624,000
BALANCE - February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28 (29),

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,624,000	$5,645,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,633,200	1,425,700
Deferred income taxes	(903,400)	120,700
Provision for doubtful accounts	139,800	63,900
Provision for inventory valuation allowance	198,600	318,400
Share-based compensation expense	938,600	665,100
Changes in assets and liabilities:
Accounts receivable	(519,400)	227,700
Inventories, net	(21,542,300)	2,598,200
Prepaid expenses and other assets	(260,100)	590,200
Accounts payable	8,952,000	(4,567,500)
Accrued salaries and commissions, and other liabilities	4,676,000	(1,284,700)
Deferred revenues	1,528,800	(580,300)
Income taxes receivable/payable	351,900	(978,100)
Total adjustments	(4,806,300)	(1,400,700)
Net cash provided by operating activities	7,817,700	4,244,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,145,300)	(638,800)
Net cash used in investing activities	(4,145,300)	(638,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(9,274,400)	(964,900)
Proceeds from term debt	1,447,400	-
Sales of treasury stock	141,400	499,400
Purchases of treasury stock	(163,800)	(1,705,800)
Cash proceeds from issuance of common stock upon exercise of stock options	-	26,300
Net borrowings under line of credit	5,245,300	-
Dividends paid	(2,255,500)	(1,660,500)
Net cash used in financing activities	(4,859,600)	(3,805,500)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,187,200)	(199,900)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,999,400	3,199,300
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,812,200	$2,999,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$582,000	$899,100
Cash paid for income taxes	$4,806,900	$3,084,100

NON-CASH TRANSACTIONS:
Accrued capital expenditures	$1,061,200	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne.  Purchases from them were approximately $50.8 million and $21.4 million for the years ended February 28, 2021 and February 29, 2020, respectively.  Total inventory purchases for those same periods were approximately $72.4 million and $33.1 million, respectively.  As of February 28, 2021 and February 29, 2020, our outstanding accounts payable due to Usborne was $14.6 million and $5.5 million, respectively.

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

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date.  Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts.  During fiscal 2021, extended payment terms were granted to customers that were negatively impacted by the COVID-19 pandemic.  Delinquency fees are not assessed.  Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.  Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken.  The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

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

Management has estimated an allowance for doubtful accounts of $331,900 and $237,400 as of February 28, 2021 and February 29, 2020, respectively. Included within this allowance is $93,900 of reserve for vendor discounts to sell remaining inventory as of February 28, 2021 and February 29, 2020.

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

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers and the individual shipment terms for the order. The majority of Usborne orders pass title at FOB-Destination Port and most Kane Miller orders pass title at FOB-Shipping Point. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Consultants that meet certain eligibility requirements may request and receive inventory on consignment.  Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company.  The total cost of inventory on consignment, excluding the estimated reserve, with consultants was $1,114,100 and $1,519,600 at February 28, 2021 and February 29, 2020, respectively.  The Company has reserved for consignment inventory not expected to be sold or returned of $478,600 and $239,800 as of February 28, 2021 and February 29, 2020, respectively.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life, as follows:

Building	30 years
Building improvements	5 – 15 years
Machinery and equipment	3 – 15 years
Capitalized software	4 years
Furniture and fixtures	3 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows.  Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2021 or 2020.

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

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers through our UBAM division and retail outlets through our Publishing division.  Refer to Note 13 – Business Segments for revenue by segment.  Revenues of both divisions are recognized at shipping point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred.  Products are shipped FOB-Shipping Point. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for as a pass through liability, and therefore are excluded from net sales.

The majority of the UBAM's sales contracts have a single performance obligation and are short-term in nature.  UBAM’s sales are generally collected at the time the product is ordered.  Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheets.  Sales associated with consignment inventory are recognized when reported by the consignee and payment associated with the sale has been collected.  Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Certain UBAM sales contracts associated with the hostess award programs include sales incentives, such as discounted products.  These incentives provide a separate performance obligation in the contract and material right to the customer.  The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right.  As the products included as sales incentives are shipped with the associated products ordered, there is no deferral required.  Revenues allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statement of earnings.

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing’s sales may be collected at the time the product is shipped or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and costs of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 as of both February 28, 2021 and February 29, 2020, which is included in other current liabilities on the Company’s balance sheets. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheets as of both February 28, 2021 and February 29, 2020.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred.  Advertising expenses, included in general and administrative expenses in the statements of earnings, were $1,181,300 and $579,500 for the years ended February 28, 2021 and February 29, 2020, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings.  Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $34,167,000 and $17,240,300 for the years ended February 28, 2021 and February 29, 2020, respectively.

Interest Expense—Interest related to our outstanding debt is recognized as incurred.  Interest expense, classified separately in the statements of earnings, was $561,000 and $888,100 for the years ended February 28, 2021 and February 29, 2020, respectively.

Earnings per Share—Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options and the assumed vesting of granted restricted share awards.  In computing Diluted EPS, we have utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 28 (29),
	2021	2020
Earnings per share:
Net earnings applicable to common shareholders	$12,624,000	$5,645,100
Shares:
Weighted average shares outstanding-basic	8,352,474	8,318,412
Assumed exercise of options and issuance of nonvested restricted shares	74,250	4,716
Weighted average shares outstanding-diluted	8,426,724	8,323,128

Diluted earnings per share:
Basic	$1.51	$0.68
Diluted	$1.50	$0.68

Share-Based Compensation—We account for share-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant.  For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis.  Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche.  Forfeitures are recognized when they occur.

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following recently issued accounting standard updates (“ASU”) apply to us:

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740), which simplifies the accounting for income taxes. Topic 740 addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intra-period allocation when there are losses, in addition to calculation of income taxes when current year-to-date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption is not expected to have a material impact to our financial statements and disclosures.

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

2.       INVENTORIES

Inventories consist of the following:

	February 28 (29),
	2021	2020
Current:
Book inventory	$52,276,200	$30,346,900
Inventory valuation allowance	(513,800)	(259,600)
Inventories net - current	$51,762,400	$30,087,300

Noncurrent:
Book inventory	$894,300	$1,226,500
Inventory valuation allowance	(209,000)	(209,800)
Inventories net - noncurrent	$685,300	$1,016,700

Inventory in transit totaled $6,467,400 and $549,900 at February 28, 2021 and February 29, 2020, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in non-current inventory.

3.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28 (29),
	2021	2020
Land	$4,107,200	$4,107,200
Building	20,373,900	20,321,800
Building improvements	1,949,200	1,833,700
Machinery and equipment	8,289,400	8,025,000
Furniture and fixtures	110,800	110,800
Capitalized software	866,500	-
Property, plant and equipment - in progress	4,436,300	528,300
Total property, plant and equipment	40,133,300	34,926,800
Less accumulated depreciation	(10,182,300)	(8,549,100)
Property, plant and equipment-net	$29,951,000	$26,377,700

During fiscal year 2020, the Company began the process to upgrade the software platform that the UBAM division consultants use to monitor their business. During fiscal year 2021, the Company placed into service these UBAM platform upgrades and continued its development of a new platform for customers to place orders. In addition, during fiscal year 2021 the Company began construction on two new pick-pack-ship lines to increase the Company’s daily shipping capacity.

4.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28 (29),
	2021	2020
Accrued royalties	$1,423,400	$655,600
Accrued UBAM incentives	1,695,000	819,400
Accrued freight	265,700	150,600
Sales tax payable	986,400	499,300
Allowance for expected inventory returns	201,500	201,500
Other	1,522,800	911,800
Total other current liabilities	$6,094,800	$3,238,200

5.        INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28 (29),
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$89,600	$64,100
Inventory overhead capitalization	127,700	69,200
Inventory valuation allowance	138,700	70,100
Inventory valuation allowance – noncurrent	56,400	56,700
Allowance for sales returns	27,200	27,200
Accruals	754,200	363,900
Total deferred tax assets	1,193,800	651,200

Deferred tax liabilities:
Property, plant and equipment	(1,283,700)	(1,644,500)
Total deferred tax liabilities	(1,283,700)	(1,644,500)

Net deferred income tax liabilities	$(89,900)	$(993,300)

The components of income tax expense are as follows:

	February 28 (29),
	2021	2020
Current:
Federal	$3,236,400	$1,518,600
State	901,600	467,500
	4,138,000	1,986,100
Deferred:
Federal	382,100	109,300
State	86,700	11,400
	468,800	120,700
Total income tax expense	$4,606,800	$2,106,800

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 28 (29),
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	5.5%	5.9%
Other	0.2%	0.3%
Total income tax expense	26.7%	27.2%

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

6.        EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments.  The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements.  The Company’s matching contributions are discretionary and approved annually at a meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $126,800 and $146,600 during the fiscal years ended February 28, 2021 and February 29, 2020, respectively.

The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock. Employees that made contributions in this investment option historically purchased their shares directly from the Company. Sales of our treasury stock to the EDC 401(k) Plan totaled 40,559 shares in fiscal 2020. In fiscal year 2021, the EDC 401(k) Plan administrator began acquiring shares of the Company stock directly from the NASDAQ.

7.        LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under Accounting Standards Codification (“ASC”) 842 - Leases.  Our lessee arrangement includes a rental agreement where we have the exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualifies as an operating lease under ASC 842.

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

	February 28 (29),
	2021	2020
Operating lease assets:
Right-of-use asset	$34,100	$45,200

Operating lease liabilities:
Current lease liability	$13,700	$13,500
Long-term lease liability	$20,400	$31,700

Remaining lease term (months)	31	43
Discount Rate	4.60%	4.60%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	February 28 (29),
	2021	2020

Fixed lease cost	$13,200	$12,700

Future minimum rental payments under operating leases with initial terms greater than one year as of February 28, 2021, are as follows:

Years ending February 28 (29),
2022	$13,700
2023	14,200
2024	8,400
Total future minimum rental payments	36,300
Present value discount	(2,200)
Total operating lease liability	$34,100

The following table provides further information about our operating leases reported in our financial statements:

	February 28 (29),
	2021	2020

Operating cash flows – operating lease	$13,200	$12,700

Operating Leases – Lessor

In connection with the 2015 purchase of our 400,000 square-foot facility on 40-acres, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $116,800 per month, through the lease anniversary date of December 2021, with a 2.0% annual increase adjustment on each anniversary date thereafter.  The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.  Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of earnings. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2022	$1,542,100
2023	1,573,200
2024	1,577,900
2025	1,547,100
2026	1,524,300
Thereafter	8,091,000
Total	$15,855,600

The cost of the leased space was approximately $10,826,400 and $10,789,500 as of February 28, 2021 and February 29, 2020, respectively.  The accumulated depreciation associated with the leased assets was $2,216,700 and $1,828,900 as of February 28, 2021 and February 29, 2020, respectively.  Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the balance sheets.

8.        DEBT

Debt consists of the following:

	February 28 (29),
	2021	2020

Line of credit	$5,245,300	$-

Long-term debt	$10,984,700	$18,811,700
Less current maturities	(533,500)	(1,027,400)
Long-term debt, net of current maturities	$10,451,200	$17,784,300

The Company executed an Amended and Restated Loan Agreement on February 15, 2021 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”), which replaced the prior loan agreement and includes multiple loans.  Term Loan #1 Tranche A, originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 Tranche A has a fixed interest rate of 4.23% with principal and interest payable monthly and a stated maturity date of December 1, 2025.  Term Loan #1 is secured by the primary office, warehouse and land.  The outstanding borrowings on Term Loan #1 were $10,984,700 and $11,497,100 as of February 28, 2021 and February 29, 2020, respectively.

The Loan Agreement also provides a $15.0 million revolving loan (“Line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at February 28, 2021).  The Company had $5,245,300 of borrowings outstanding on the line of credit as of February 28, 2021. Available credit under the revolving credit agreement was $9,570,200 as of February 28, 2021.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan requires interest-only payments through July 15, 2021, at which time it will convert to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at February 28, 2021). The Company had no borrowings under the Advancing Term Loan at February 28, 2021.

The Company had three separate loans under the prior loan agreement with the Bank: Term Loan #1 Tranche B, Term Loan #2 and a revolving loan that were fully paid prior to executing the current Loan Agreement. The Tranche B Loan had interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%. The outstanding borrowings on the Tranche B Loan was $4,293,500 as of February 29, 2020. Term Loan #2 had interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%.  Term Loan #2 was secured by our secondary warehouse and land. The outstanding borrowings on Term Loan #2 was $3,021,100 as of February 29, 2020. The prior loan agreement also provided a $10.0 million revolving loan with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%.  We had no borrowings outstanding on the line of credit at February 29, 2020.

The Advancing Term Loan and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio.  The current pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	300.00
II	>1.50 but <2.00	275.00
III	>1.00 but <1.50	250.00
IV	<1.00	225.00

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balance of Term Loan #1.  EBITDA is defined in the Loan Agreement as net income plus interest expense, income tax expense (benefit) and depreciation and amortization expenses.  The Adjusted Funded Debt to EBITDA ratio includes Adjusted Funded Debt to trailing twelve month EBITDA, reduced by specific rental income received from a non-related third party, see Note 7. The $15.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2022, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. We had no letters of credit outstanding as of February 28, 2021.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

On April 16, 2020, the Company entered into a loan with the Bank of approximately $1.4 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan had a fixed interest rate of 1.00%, with principal and interest payments starting December 1, 2020 and a scheduled maturity date of May 1, 2022. The Company determined the PPP loan was no longer needed and repaid the loan in full, including interest accrued to date, on May 12, 2020.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2022	$533,500
2023	556,800
2024	581,200
2025	605,400
2026	8,707,800
Total	$10,984,700

9.        COMMITMENTS AND CONTINGENCIES

As of February 28, 2021, the Company had outstanding purchase commitments for inventory totaling $37,577,300, which will be received and payments due during fiscal year 2022.  Of these inventory commitments, $26,141,100 were with Usborne, $11,231,500 with various Kane Miller publishers and the remaining $204,700 with other suppliers.

The Company also had outstanding purchase commitments for equipment associated with the addition of two new pick-pack-ship lines totaling $1,693,600 at February 28, 2021, of which $1,061,200 was included in accounts payable.

10.        SHARE-BASED COMPENSATION

The Board of Directors adopted the 2002 Incentive Stock Option Plan (the “2002 Plan”) in June of 2002.  The 2002 Plan also authorized us to grant up to 2,000,000 stock options. Options granted under the 2002 Plan vest at date of grant and are exercisable up to ten years from the date of grant.  The exercise price on options granted is equal to the market price at the date of grant.  There were no options outstanding during fiscal year 2021. The options outstanding at the beginning of fiscal year 2020 were exercised in December 2019.

A summary of the status of our 2002 Plan as of February 28, 2021 and February 29, 2020, and changes during the years then ended is presented below:

	February 28 (29),
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	-	-	10,000	$2.63
Exercised	-	-	10,000	$2.63
Expired	-	-	-	-
Outstanding at end of year	-	-	-	-

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan established up to 600,000 shares of restricted stock to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 and 2021. Restricted shares granted under the 2019 LTI Plan “cliff vest” after five years.

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

During fiscal year 2019, the Company granted approximately 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share.  5,000 restricted shares from fiscal year 2019 were forfeited during fiscal year 2021. The remaining compensation expense for fiscal year 2019 awards, totaling approximately $1,307,000, will be recognized ratably over the remaining vesting period of approximately 24 months.  No shares were granted during fiscal year 2020.

During fiscal year 2021, the Company initially granted 151,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. 8,000 of these shares were granted, forfeited and re-granted to remaining participants in fiscal year 2021. In the third quarter of fiscal year 2021, the Company increased the number of shares granted for fiscal year 2021 from 151,000 to 305,000 due to revised performance expectations for the year. The remaining compensation expense for these awards, totaling approximately $1,571,200, will be recognized ratably over the remaining vesting period of approximately 48 months. As of February 28, 2021, there are no restricted shares available for issuance as future awards under the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 28 (29),
	2021	2020

Share-based compensation expense	$938,600	$665,100

The following table summarizes stock award activity during fiscal year 2021 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2020	308,000	$9.94
Granted	305,000	6.30
Vested	-	-
Forfeited	(13,000)	(7.70)
Outstanding at February 28, 2021	600,000	$8.14

As of February 28, 2021, total unrecognized share-based compensation expense related to unvested restricted shares was $2,878,200, which we expect to recognize over a weighted-average period of 37.1 months.

11.        STOCK REPURCHASE PLAN

In April 2008, the Board of Directors authorized us to repurchase up to an additional 1,000,000 shares of our common stock under the plan initiated in 1998 (“amended 2008 plan”).  On February 4, 2019, the Board of Directors replaced the amended 2008 plan with a new plan which authorized us to repurchase up to 800,000 shares of outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity swap transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). This plan has no expiration date.

During fiscal year 2021, we purchased 22,565 shares at an average price of $7.27 per share totaling approximately $163,800 under the 2019 stock repurchase plan. During fiscal year 2020, we purchased 254,475 shares at an average price of $6.70 per share totaling approximately $1,705,800 under the 2019 stock repurchase plan. The maximum number of shares that may be repurchased in the future is 514,594.

12.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2021 and February 29, 2020:

	Net Revenues	Gross Margin	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
2021
First quarter	$38,291,700	$26,896,200	$1,931,100	$0.23	$0.23
Second quarter	59,250,100	41,940,600	4,255,000	0.51	0.51
Third quarter	66,750,300	47,152,500	4,269,600	0.51	0.51
Fourth quarter	40,343,000	28,608,800	2,168,300	0.26	0.25
Total year	$204,635,100	$144,598,100	$12,624,000	$1.51	$1.50

2020
First quarter	$27,587,400	$18,531,200	$1,363,600	$0.17	$0.17
Second quarter	24,438,000	16,391,600	1,007,600	0.12	0.12
Third quarter	40,824,600	27,544,700	2,735,800	0.33	0.33
Fourth quarter	20,161,900	13,681,100	538,100	0.06	0.06
Total year	$113,011,900	$76,148,600	$5,645,100	$0.68	$0.68

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

Information by industry segment for the years ended February 28, 2021 and February 29, 2020 is set forth below:

NET REVENUES

	2021	2020
Publishing	$8,625,800	$9,701,300
UBAM	196,009,300	103,310,600
Total	$204,635,100	$113,011,900

EARNINGS (LOSS) BEFORE INCOME TAXES

	2021	2020
Publishing	$2,571,600	$2,682,000
UBAM	32,820,600	17,444,600
Other	(18,161,400)	(12,374,700)
Total	$17,230,800	$7,751,900

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $11,078,800 and $19,155,500 as of February 28, 2021 and February 29, 2020, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

15.        DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 28, 2021 and February 29, 2020 are recorded as deferred revenues on the balance sheets. We received approximately $1,914,100 and $385,300 as of February 28, 2021 and February 29, 2020, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the fiscal year end. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal year.

16.     SUBSEQUENT EVENTS

On April 1, 2021, the Company executed the First Amendment to the Loan Agreement which reduced the fixed interest rate on Term Loan #1 to 3.12% and removed the prepayment premium from the Loan Agreement.

On May 11, 2021, the Board of Directors of EDC approved a $0.10 dividend that will be paid to shareholders of record on Wednesday, June 2, 2021.