Form 10-Q
period 2021-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2021-07-08
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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
Yes ☐ No ☒

As of July 6, 2021, there were 8,650,230 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 28, 2021 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
ASSETS	2021	2021
CURRENT ASSETS
Cash and cash equivalents	$1,756,600	$1,812,200
Accounts receivable, less allowance for doubtful accounts of $360,400 (May 31) and $331,900 (February 28)	3,974,200	3,346,700
Inventories - net	56,555,100	51,762,400
Prepaid expenses and other assets	1,458,000	1,219,300
Total current assets	63,743,900	58,140,600

INVENTORIES - net	760,600	685,300
PROPERTY, PLANT AND EQUIPMENT - net	30,074,900	29,951,000
OTHER ASSETS	70,300	73,600
TOTAL ASSETS	$94,649,700	$88,850,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,035,700	$19,674,300
Line of credit	8,732,500	5,245,300
Deferred revenues	1,627,000	1,914,100
Current maturities of long-term debt	1,185,700	533,500
Accrued salaries and commissions	1,873,900	3,488,000
Dividends payable	834,800	835,100
Income taxes payable	1,097,900	130,200
Other current liabilities	4,094,000	6,094,800
Total current liabilities	37,481,500	37,915,300

LONG-TERM DEBT - net of current maturities	13,552,800	10,451,200
DEFERRED INCOME TAXES - net	327,400	89,900
OTHER LONG-TERM LIABILITIES	131,300	134,300
Total liabilities	51,493,000	48,590,700

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,410,080 shares; Outstanding 8,348,314 (May 31) and 8,346,600 (February 28) shares	2,482,000	2,482,000
Capital in excess of par value	11,152,100	10,863,900
Retained earnings	42,286,300	39,683,000
	55,920,400	53,028,900
Less treasury stock, at cost	(12,763,700)	(12,769,100)
Total shareholders' equity	43,156,700	40,259,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,649,700	$88,850,500

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2021	2020
GROSS SALES	$52,391,600	$46,896,900
Less discounts and allowances	(15,954,100)	(12,895,900)
Transportation revenue	4,370,400	4,290,700
NET REVENUES	40,807,900	38,291,700
COST OF GOODS SOLD	12,029,900	11,395,500
Gross margin	28,778,000	26,896,200

OPERATING EXPENSES
Operating and selling	6,442,600	6,340,200
Sales commissions	12,966,700	13,600,500
General and administrative	5,139,000	4,536,000
Total operating expenses	24,548,300	24,476,700

INTEREST EXPENSE	167,800	182,200
OTHER INCOME	(598,700)	(406,600)

EARNINGS BEFORE INCOME TAXES	4,660,600	2,643,900

INCOME TAXES	1,222,500	712,800
NET EARNINGS	$3,438,100	$1,931,100

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.43	$0.23
Diluted	$0.41	$0.23

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,029,264	8,352,424
Diluted	8,481,980	8,352,424
Dividends per share	$0.10	$0.06

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Share-based compensation expense (see Note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700

FOR THE THREE MONTHS ENDED MAY 31, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	$2,482,000	$10,017,900	$31,161,100	4,057,827	$(12,674,800)	$30,986,200

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,438,100	$1,931,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	432,000	409,900
Deferred income taxes	237,500	91,200
Provision for doubtful accounts	37,600	67,800
Provision for inventory valuation allowance	60,000	80,000
Share-based compensation expense	261,600	169,000
Changes in assets and liabilities:
Accounts receivable	(665,100)	348,900
Inventories, net	(4,928,000)	3,080,800
Prepaid expenses and other assets	(235,400)	29,100
Accounts payable	(577,400)	1,385,200
Accrued salaries and commissions and other liabilities	(3,617,900)	2,373,300
Deferred revenues	(287,100)	2,026,800
Income taxes payable	967,700	602,100
Total adjustments	(8,314,500)	10,664,100
Net cash provided by (used in) operating activities	(4,876,400)	12,595,200
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,617,200)	(143,800)
Net cash used in investing activities	(1,617,200)	(143,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(142,300)	(1,710,800)
Proceeds from term debt	3,896,200	1,447,400
Sales of treasury stock	32,000	71,000
Purchases of treasury stock	-	(75,500)
Net borrowings under line of credit	3,487,200	-
Dividends paid	(835,100)	(417,400)
Net cash provided by (used in) financing activities	6,438,000	(685,300)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,600)	11,766,100
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,812,200	2,999,400
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,756,600	$14,765,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$152,400	$184,600
Cash paid for income taxes	$17,200	$19,500

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2021 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

COVID-19 Update

The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. Effective May 1, 2021, we lessened our safety and health practices in the office and warehouse based on the recommendations from the local Tulsa Health Department. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While the Company did not experience a decrease in net revenues during fiscal year 2021, the severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact COVID-19 had during the current fiscal period.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2021 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us:

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740), which simplifies the accounting for income taxes. Topic 740 addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intra-period allocation when there are losses, in addition to calculation of income taxes when current year-to-date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 was adopted by the Company at the beginning of fiscal year 2022 and did not have a material impact on our financial statements and disclosures.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	May 31, 2021	February 28, 2021
Current:
Book inventory	$57,052,600	$52,276,200
Inventory valuation allowance	(497,500)	(513,800)
Inventories net – current	$56,555,100	$51,762,400

Noncurrent:
Book inventory	$1,005,600	$894,300
Inventory valuation allowance	(245,000)	(209,000)
Inventories net – noncurrent	$760,600	$685,300

Book inventory includes inventory in transit which totaled $4,114,600 and $6,467,400 at May 31, 2021 and February 28, 2021, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases received from this company were $12,288,300 and $3,974,400 for the three months ended May 31, 2021 and 2020, respectively. Total inventory purchases received from all suppliers were $17,785,200 and $5,846,600 for the three months ended May 31, 2021 and 2020, respectively.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842. One lessee arrangement includes a rental agreement where we have the exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our other lessee arrangement is short term and offers flexible storage space on a month to month basis. Our lessee arrangements are not material to our condensed financial statements or notes to the condensed financial statements. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualifies as an operating lease under ASC 842.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income on our condensed statements of earnings. Variable rental payments are recognized as other income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

On April 4, 2020, we executed an amendment to one of our existing leases that abated rental payments for the months of May, June and July 2020. The amendment also extended the term of the lease for three additional months. This amendment represents a lease modification and, as such, we have adjusted our fixed rental income on a straight-line basis over the remaining term starting May 1, 2020.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2022	$1,158,700
2023	1,573,200
2024	1,577,900
2025	1,547,100
2026	1,524,300
Thereafter	8,091,000
Total	$15,472,200

The cost of the leased space was approximately $10,826,400 as of May 31, 2021 and February 28, 2021, respectively. The accumulated depreciation associated with the leased assets was $2,312,100 and $2,216,700 as of May 31, 2021 and February 28, 2021, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	May 31, 2021	February 28, 2021

Line of credit	$8,732,500	$5,245,300

Advancing term loan	$3,896,200	$-
Long-term debt	10,842,300	10,984,700
Less current maturities	(1,185,700)	(533,500)
Long-term debt, net of current maturities	$13,552,800	$10,451,200

The Company executed an Amended and Restated Loan Agreement on February 15, 2021 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”), which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23% with principal and interest payable monthly and a stated maturity date of December 1, 2025. On April 1, 2021, the Company executed the First Amendment to the Loan Agreement which reduced the fixed interest rate on Term Loan #1 to 3.12% and removed the prepayment premium from the Loan Agreement. Term Loan #1 is secured by the primary office, warehouse and land. The outstanding borrowings on Term Loan #1 were $10,842,300 and $10,984,700 as of May 31, 2021 and February 28, 2021, respectively.

The Loan Agreement also provides a $15.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at May 31, 2021). Our borrowings outstanding on our line of credit at May 31, 2021 and February 28, 2021, were $8,732,500 and $5,245,300, respectively. Available credit under the revolving line of credit was approximately $6,267,500 and $9,570,200 at May 31, 2021 and February 28, 2021, respectively.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan requires interest-only payments through July 15, 2021, at which time it will convert to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at May 31, 2021). Our borrowings outstanding under the Advancing Term Loan at May 31, 2021 were $3,896,200 and we had no borrowings at February 28, 2021.

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balance of Term Loan #1. EBITDA is defined in the Loan Agreement as net income plus interest expense, income tax expense (benefit) and depreciation and amortization expenses. The Adjusted Funded Debt to EBITDA ratio includes Adjusted Funded Debt to trailing twelve month EBITDA, reduced by specific rental income received from a non-related third party, see Note 3. The $15.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The Advancing Term Loan and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	300.00
II	>1.50 but <2.00	275.00
III	>1.00 but <1.50	250.00
IV	<1.00	225.00

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2022, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of May 31, 2021, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$838,600
2023	1,387,500
2024	1,407,100
2025	1,426,400
2026	9,289,300
Thereafter	389,600
Total	$14,738,500

Note 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted EPS includes the dilutive effect of issued unvested restricted stock awards and additional potential common shares issuable under stock warrants, restricted stock and stock options. We utilized the treasury stock method in computing the potential common shares issuable under stock warrants, restricted stock, stock options and preferred shares.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended May 31,
	2021	2020
Earnings:
Net earnings applicable to common shareholders	$3,438,100	$1,931,100

Weighted average shares:
Weighted average shares outstanding-basic	8,029,264	8,352,424
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	452,716	-
Weighted average shares outstanding-diluted	8,481,980	8,352,424

Earnings per share:
Basic	$0.43	$0.23
Diluted	$0.41	$0.23

Note 6 – SHARE-BASED COMPENSATION

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. The remaining compensation expense for the outstanding awards, totaling approximately $1,143,600, will be recognized ratably over the remaining vesting period of approximately 21 months.

During fiscal year 2021, the Company initially granted 151,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. 8,000 of these shares were granted, forfeited and re-granted to remaining participants in fiscal year 2021. In the third quarter of fiscal year 2021, the Company increased the number of shares granted for fiscal year 2021 from 151,000 to 305,000 due to revised performance expectations for the year. The remaining compensation expense of these awards, totaling approximately $1,473,000, will be recognized ratably over the remaining vesting period of approximately 45 months. As of May 31, 2021, there are no restricted shares available for issuance as future awards under the 2019 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2021	2020

Share-based compensation expense	$261,600	$169,000

The following table summarizes stock award activity during the first three months of fiscal year 2022 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2021	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at May 31, 2021	600,000	$8.14

As of May 31, 2021, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $2,616,600, which we expect to recognize over a weighted-average period of 34.5 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $6,356,400 and $6,315,300 for the three months ended May 31, 2021 and 2020, respectively.

Note 8 – BUSINESS SEGMENTS

We have two reportable segments: Usborne Books & More (“UBAM”) and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our UBAM segment markets its products through a network of independent sales consultants using a combination of internet sales, direct sales, home shows and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores and museums, trade and specialty wholesalers, through commissioned sales representatives and our internal tele-sales group.

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

Information by reporting segment for the three-month periods ended May 31, 2021 and 2020, are as follows:

NET REVENUES

	Three Months Ended May 31,
	2021	2020
UBAM	$37,616,900	$36,926,200
Publishing	3,191,000	1,365,500
Total	$40,807,900	$38,291,700

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2021	2020
UBAM	$7,861,200	$5,827,100
Publishing	861,600	346,600
Other	(4,062,200)	(3,529,800)
Total	$4,660,600	$2,643,900

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $14,329,100 and $11,078,800 at May 31, 2021 and February 28, 2021, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2021 or February 28, 2021 are recorded as deferred revenues on the condensed balance sheets. We received approximately $1,627,000 and $1,914,100 as of May 31, 2021 and February 28, 2021, respectively, in payments for sales orders which were shipped out subsequent to the end of the period. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal period.

Note 11 – SUBSEQUENT EVENTS

On July 7, 2021, the Board of Directors approved a $0.10 dividend that will be paid to shareholders of record on Tuesday, August 24, 2021.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, the COVID-19 pandemic, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2021 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended May 31,
	2021	2020
Net revenues	$40,807,900	$38,291,700
Cost of goods sold	12,029,900	11,395,500
Gross margin	28,778,000	26,896,200

Operating expenses
Operating and selling	6,442,600	6,340,200
Sales commissions	12,966,700	13,600,500
General and administrative	5,139,000	4,536,000
Total operating expenses	24,548,300	24,476,700

Interest expense	167,800	182,200
Other income	(598,700)	(406,600)
Earnings before income taxes	4,660,600	2,643,900

Income taxes	1,222,500	712,800
Net earnings	$3,438,100	$1,931,100

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2021

Total operating expenses not associated with a reporting segment increased $0.7 million, or 18.4%, to $4.5 million for the three-month period ended May 31, 2021, when compared to $3.8 million for the same quarterly period a year ago. Operating expenses increased primarily as a result of a $0.5 million increase in labor in our warehouse associated with increased gross sales, a $0.1 million increase in rent for additional warehouse space associated with our increased inventory and a $0.1 million increase in other expenses.

Interest expense remained consistent at $0.2 million for the three months ended May 31, 2021, when compared to $0.2 million for the same quarterly period a year ago.

Income taxes increased $0.5 million, or 71.4%, to $1.2 million for the three months ended May 31, 2021, from $0.7 million for the same quarterly period a year ago. Our effective tax rate decreased 0.8%, to 26.2% for the quarter ended May 31, 2021, from 27.0% for the quarter ended May 31, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2021

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended May 31,
	2021	2020
Gross sales	$45,535,700	$43,946,100
Less discounts and allowances	(12,285,700)	(11,306,700)
Transportation revenue	4,366,900	4,286,800
Net revenues	37,616,900	36,926,200

Cost of goods sold	10,249,900	10,688,600
Gross margin	27,367,000	26,237,600

Operating expenses
Operating and selling	5,344,700	5,426,300
Sales commissions	12,858,300	13,560,400
General and administrative	1,302,800	1,423,800
Total operating expenses	19,505,800	20,410,500

Operating income	$7,861,200	$5,827,100

Average number of active consultants	55,100	33,100

UBAM net revenues increased $0.7 million, or 1.9%, to $37.6 million during the three months ended May 31, 2021, when compared to $36.9 million during the same period a year ago. The average number of active consultants in the first quarter of fiscal 2022 was 55,100, an increase of 22,000 or 66.5%, from 33,100 average active consultants selling in the first quarter of fiscal 2021. The Company reports the average number of active consultants each quarter as a key indicator for this division. UBAM's increase in active consultants resulted from several factors, including: an increase in families looking for non-traditional income streams to supplement or replace income lost from the COVID-19 pandemic; a change in new consultant kits which offered lower introductory prices; the restructure of our UBAM consultant success program, which was introduced during the first quarter of fiscal 2021; and technology improvements that have enhanced the customer experience and streamlined the proprietary systems that our consultants use to run their business. Our increase in active consultants and our ability to receive orders online and deliver directly to our customers’ homes resulted in our increased revenues during the quarter.

Gross margin increased $1.2 million, or 4.6%, to $27.4 million during the three months ended May 31, 2021, when compared to $26.2 million during the same period a year ago, primarily associated with the growth in net revenues. Gross margin as a percentage of net revenues increased 1.7%, to 72.8% for the three-month period ended May 31, 2021, when compared to 71.1% the same period a year ago. The increase in gross margin as a percentage of net revenues resulted from increased volume rebates from our largest supplier and increased freight revenues due to rate change made in our fiscal 2021 fourth quarter that applies to a majority of shipments to our customers.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $0.9 million, or 4.4%, to $19.5 million during the three-month period ended May 31, 2021, when compared to $20.4 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.1 million, to $5.3 million during the three-month period ended May 31, 2021, when compared to $5.4 million reported in the same quarter a year ago, primarily due to a decrease in postage and freight expenses. Sales commissions decreased $0.7 million, to $12.9 million during the three-month period ended May 31, 2021, when compared to $13.6 million reported in the same quarter a year ago, due primarily to the change in order type mix. School and Library orders were stronger in the first quarter of fiscal 2022 as schools were primarily closed during the first quarter of last year. School and Library orders have larger discounts and pay less commissions than web sale orders. General and administrative expenses decreased $0.1 million, to $1.3 million during the three months ended May 31, 2021, when compared to $1.4 million during the same period a year ago.

Operating income of the UBAM segment increased $2.1 million, or 36.2%, to $7.9 million during the three months ended May 31, 2021, when compared to $5.8 million reported in the same quarter a year ago, primarily due to the change in gross margin and order type mix. Operating income of the UBAM division as a percentage of net revenues for the three months ended May 31, 2021 increased to 20.9%, compared to 15.8% for the three months ended May 31, 2020.

Publishing Operating Results for the Three Months Ended May 31, 2021

The following table summarizes the operating results of the Publishing segment:

	Three Months May 31,
	2021	2020
Gross sales	$6,855,900	$2,950,800
Less discounts and allowances	(3,668,400)	(1,589,200)
Transportation revenue	3,500	3,900
Net revenues	3,191,000	1,365,500

Cost of goods sold	1,780,000	706,900
Gross margin	1,411,000	658,600

Total operating expenses	549,400	312,000

Operating income	$861,600	$346,600

Our Publishing division’s net revenues increased $1.8 million, or 128.6%, to $3.2 million during the three-month period ended May 31, 2021, from $1.4 million reported in the same period a year ago. Many Publishing customers began to re-open in the latter half of fiscal year 2021 after closing in the first quarter of fiscal year 2021 due to the COVID-19 pandemic.

Gross margin increased $0.7 million, or 100.0%, to $1.4 million during the three-month period ended May 31, 2021, from $0.7 million reported in the same quarter a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues decreased 4.0%, to 44.2% during the three-month period ended May 31, 2021, from 48.2% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.2 million to $0.5 million, from $0.3 million, during the three-month periods ended May 31, 2021 and 2020, primarily as a result of increased freight expenses due to increased sales.

Operating income of the Publishing segment increased to $0.9 million from $0.3 million for the three-month periods ended May 31, 2021 and 2020, primarily driven by the increase in gross margin.

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

During the first three months of fiscal 2022, we generated negative cash flows from our operations of $4,876,400. These cash flows resulted from:

●net earnings of $3,438,100

Adjusted for:

●depreciation expense of $432,000

●share-based compensation expense of $261,600

●deferred income taxes of $237,500

●provision for inventory valuation allowance of $60,000

●provision for doubtful accounts of $37,600

Positively impacted by:

●increase in income tax payable of $967,700

Negatively impacted by:

●increase in inventories, net of $4,928,000

●decrease in accrued salaries and commissions, and other liabilities of $3,617,900

●increase in accounts receivable of $665,100

●decrease in accounts payable of $577,400

●decrease in deferred revenues of $287,100

●increase in prepaid expenses and other assets of $235,400

Cash used in investing activities was $1,617,200 for capital expenditures, which were comprised of $1,417,200 in equipment purchased to increase our daily shipping capacity, $144,400 in software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders and $55,600 in building and building improvements.

Cash provided by financing activities was $6,438,000, which was comprised of proceeds from term debt of $3,896,200, net borrowings under the line of credit of $3,487,200 and net cash received in treasury stock transactions of $32,000, offset by payments of $835,100 for dividends and payments on term debt of $142,300.

During fiscal year 2022, we continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to increase inventory by expanding our product offerings, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

On February 15, 2021, the Company executed the Amended and Restated Loan Agreement with MidFirst Bank which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23%, with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land. Term Loan #1 was amended on April 1, 2021 by executing the First Amendment to the Loan Agreement which reduced the fixed interest rate to 3.12% and removed the prepayment premium from the Loan Agreement. The outstanding borrowings on Term Loan #1 were $10.8 million and $11.0 million as of May 31, 2021 and February 28, 2021, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan requires interest-only payments through July 15, 2021, at which time it will convert to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% and matures on July 15, 2026. Our borrowings outstanding under the Advancing Term Loan at May 31, 2021 were $3.9 million.

The Amended and Restated Loan Agreement also provides a $15.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%. Our borrowings outstanding on our line of credit at May 31, 2021 and February 28, 2021 were $8.7 million and $5.2 million. Available credit under the revolving line of credit was approximately $6.3 million and $9.6 million at May 31, 2021 and February 28, 2021, respectively.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of May 31, 2021, we had no letters of credit outstanding. The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the number of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$838,600
2023	1,387,500
2024	1,407,100
2025	1,426,400
2026	9,289,300
Thereafter	389,600
Total	$14,738,500

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States(“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectible accounts receivable, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of May 31, 2021 and February 28, 2021.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.4 million at May 31, 2021, and $0.3 million at February 28, 2021. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of May 31, 2021 and February 28, 2021.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have exposure of becoming out of date, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $1.0 million and $0.9 million at May 31, 2021 and February 28, 2021, respectively. Noncurrent inventory valuation allowances were $0.2 million at May 31, 2021 and February 28, 2021.

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

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 4.2% of our active consultants maintained consignment inventory at the end of the first quarter of fiscal 2022. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.1 million for both May 31, 2021 and February 28, 2021.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.7 million for both May 31, 2021 and February 28, 2021.

Share-Based Compensation

We account for share-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche. Forfeitures are recognized when they occur. Any cash dividends declared after the restricted stock award is issued, but before the vesting period is completed, will be reinvested in Company shares at the opening trading price on the dividend payment date. Shares purchased with cash dividends will also retain the same restrictions until the completion of the original vesting period associated with the awarded shares.

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

During the first three months of fiscal year 2022, the Company recognized $0.3 million of compensation expense associated with the shares granted.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were designed and were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported in accordance with the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

During the first quarter of the fiscal year covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.       RISK FACTORS

Not required by smaller reporting company.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

March 1 - 31, 2021	-	$-	-	514,594
April 1 - 30, 2021	-	-	-	514,594
May 1 - 31, 2021	-	-	-	514,594
Total	-	$-	-

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

10.1

First Amendment to the Amended and Restated Loan Agreement, dated April 1, 2021 by and between the Company and MidFirst Bank, Tulsa, OK, incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 2021 (File No. 0-04957).

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2

Certification of Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Paper Filed

**Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 8, 2021	By	/s/ Randall W. White
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)