Form 10-Q
period 2021-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2021-10-07
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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
Yes ☐ No ☒

As of October 1, 2021, there were 8,656,136 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
ASSETS	2021	2021
CURRENT ASSETS
Cash and cash equivalents	$921,200	$1,812,200
Accounts receivable, less allowance for doubtful accounts of $388,100 (August 31) and $331,900 (February 28)	3,894,400	3,346,700
Inventories - net	64,707,400	51,762,400
Prepaid expenses and other assets	1,407,500	1,219,300
Total current assets	70,930,500	58,140,600

INVENTORIES - net	843,400	685,300
PROPERTY, PLANT AND EQUIPMENT - net	31,186,400	29,951,000
OTHER ASSETS	43,600	73,600
TOTAL ASSETS	$103,003,900	$88,850,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,519,000	$19,674,300
Line of credit	16,653,800	5,245,300
Deferred revenues	751,400	1,914,100
Current maturities of long-term debt	1,645,200	533,500
Accrued salaries and commissions	1,896,400	3,488,000
Dividends payable	865,000	835,100
Income taxes payable	126,100	130,200
Other current liabilities	3,629,800	6,094,800
Total current liabilities	44,086,700	37,915,300

LONG-TERM DEBT - net of current maturities	14,278,400	10,451,200
DEFERRED INCOME TAXES - net	41,400	89,900
OTHER LONG-TERM LIABILITIES	114,000	134,300
Total liabilities	58,520,500	48,590,700

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (August 31) and 12,410,080 (February 28) shares; Outstanding 8,650,229 (August 31) and 8,346,600 (February 28) shares	2,540,400	2,482,000
Capital in excess of par value	11,377,900	10,863,900
Retained earnings	43,290,900	39,683,000
	57,209,200	53,028,900
Less treasury stock, at cost	(12,725,800)	(12,769,100)
Total shareholders' equity	44,483,400	40,259,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$103,003,900	$88,850,500

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
GROSS SALES	$44,187,100	$73,682,800	$96,578,700	$120,579,700
Less discounts and allowances	(14,513,500)	(21,363,400)	(30,467,600)	(34,259,300)
Transportation revenue	3,320,800	6,930,700	7,691,200	11,221,400
NET REVENUES	32,994,400	59,250,100	73,802,300	97,541,800
COST OF GOODS SOLD	10,498,900	17,309,500	22,528,800	28,705,000
Gross margin	22,495,500	41,940,600	51,273,500	68,836,800

OPERATING EXPENSES
Operating and selling	5,239,900	10,531,900	11,682,500	16,872,100
Sales commissions	10,105,200	20,304,400	23,072,000	33,904,900
General and administrative	4,793,900	5,664,000	9,932,800	10,200,000
Total operating expenses	20,139,000	36,500,300	44,687,300	60,977,000

INTEREST EXPENSE	213,700	140,000	381,500	322,200
OTHER INCOME	(515,300)	(499,200)	(1,114,000)	(905,800)

EARNINGS BEFORE INCOME TAXES	2,658,100	5,799,500	7,318,700	8,443,400

INCOME TAXES	759,900	1,544,500	1,982,400	2,257,300
NET EARNINGS	$1,898,200	$4,255,000	$5,336,300	$6,186,100

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.24	$0.51	$0.66	$0.74
Diluted	$0.23	$0.51	$0.63	$0.74

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,028,594	8,354,214	8,028,929	8,353,319
Diluted	8,435,348	8,354,214	8,458,664	8,353,319
Dividends per share	$0.10	$0.06	$0.20	$0.12

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Stock-based compensation (see note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700
Sales of treasury stock	-	-	46,100	-	(4,915)	14,300	60,400
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.10/share)	-	-	-	(893,600)	-	-	(893,600)
Share-based compensation expense (see Note 6)	-	-	261,700	-	-	-	261,700
Net earnings	-	-	-	1,898,200	-	-	1,898,200
BALANCE - August 31, 2021	12,702,080	$2,540,400	$11,377,900	$43,290,900	4,051,851	$(12,725,800)	$44,483,400

FOR THE SIX MONTHS ENDED AUGUST 31, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	$2,482,000	$10,017,900	$31,161,100	4,057,827	$(12,674,800)	$30,986,200
Sales of treasury stock	-	-	11,500	-	(2,438)	7,600	19,100
Dividends declared ($0.06/share)	-	-	-	(500,300)	-	-	(500,300)
Share-based compensation expense (see Note 6)	-	-	216,200	-	-	-	216,200
Net earnings	-	-	-	4,255,000	-	-	4,255,000
BALANCE - August 31, 2020	12,410,080	$2,482,000	$10,245,600	$34,915,800	4,055,389	$(12,667,200)	$34,976,200

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,336,300	$6,186,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	924,200	821,100
Deferred income taxes	(48,500)	(185,100)
Provision for doubtful accounts	61,600	91,800
Provision for inventory valuation allowance	120,000	106,400
Share-based compensation expense	523,300	385,200
Changes in assets and liabilities:
Accounts receivable	(609,300)	(392,400)
Inventories, net	(13,223,100)	(17,700)
Prepaid expenses and other assets	(158,200)	(383,800)
Accounts payable	(104,700)	14,797,500
Accrued salaries and commissions and other liabilities	(4,076,900)	4,164,500
Deferred revenues	(1,162,700)	843,100
Income taxes payable	(4,100)	2,133,200
Total adjustments	(17,758,400)	22,363,800
Net cash provided by (used in) operating activities	(12,422,100)	28,549,900
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,210,200)	(440,900)
Net cash used in investing activities	(3,210,200)	(440,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(305,800)	(9,015,500)
Proceeds from term debt	5,244,700	1,447,400
Sales of treasury stock	92,400	90,100
Purchases of treasury stock	-	(75,500)
Net borrowings under line of credit	11,408,500	-
Dividends paid	(1,698,500)	(918,600)
Net cash provided by (used in) financing activities	14,741,300	(8,472,100)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(891,000)	19,636,900
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,812,200	2,999,400
CASH AND CASH EQUIVALENTS - END OF PERIOD	$921,200	$22,636,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$378,000	$343,900
Cash paid for income taxes	$2,035,000	$309,200

NON-CASH TRANSACTIONS
Accrued capital expenditures	$10,600	$252,000

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

COVID-19 Update

The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. Effective May 1, 2021, we lessened our safety and health practices in the office and warehouse based on the recommendations from the local Tulsa Health Department. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While the Company did not experience a decrease in net revenues during fiscal year 2021, and the year-to-date result of fiscal 2022 are more normalized, the long-term severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact COVID-19 had during the current fiscal period.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	August 31, 2021	February 28, 2021
Current:
Book inventory	$65,274,800	$52,276,200
Inventory valuation allowance	(567,400)	(513,800)
Inventories net – current	$64,707,400	$51,762,400

Noncurrent:
Book inventory	$1,124,400	$894,300
Inventory valuation allowance	(281,000)	(209,000)
Inventories net – noncurrent	$843,400	$685,300

Book inventory includes inventory in transit which totaled $2,796,900 and $6,467,400 at August 31, 2021 and February 28, 2021, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases received from this company were $12,127,000 and $7,357,600 for the three months ended August 31, 2021 and 2020, respectively. Total inventory purchases received from all suppliers were $18,779,100 and $12,370,600 for the three months ended August 31, 2021 and 2020, respectively.

Purchases received from Usborne were $24,415,300 and $11,332,000 for the six months ended August 31, 2021 and 2020, respectively. Total inventory purchases received from all suppliers were $36,564,300 and $18,217,200 for the six months ended August 31, 2021 and 2020, respectively.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842. One lessee arrangement includes a rental agreement where we have the exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our other lessee arrangement is short-term and offers flexible storage space on a month to month basis. Our lessee arrangements are not material to our condensed financial statements or notes to the condensed financial statements. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualifies as an operating lease under ASC 842.

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

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2022	$775,200
2023	1,573,200
2024	1,577,900
2025	1,547,100
2026	1,524,300
Thereafter	8,091,000
Total	$15,088,700

The cost of the leased space was $10,828,600 and $10,826,400 as of August 31, 2021 and February 28, 2021, respectively. The accumulated depreciation associated with the leased assets was $2,407,600 and $2,216,700 as of August 31, 2021 and February 28, 2021, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	August 31, 2021	February 28, 2021

Line of credit	$16,653,800	$5,245,300

Advancing term loan	$5,244,700	$-
Long-term debt	10,678,900	10,984,700
Less current maturities	(1,645,200)	(533,500)
Long-term debt, net of current maturities	$14,278,400	$10,451,200

The Company executed an Amended and Restated Loan Agreement on February 15, 2021 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”), which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23% with principal and interest payable monthly and a stated maturity date of December 1, 2025. On April 1, 2021, the Company executed the First Amendment to the Loan Agreement which reduced the fixed interest rate on Term Loan #1 to 3.12% and removed the prepayment premium from the Loan Agreement. Term Loan #1 is secured by the primary office, warehouse and land. The outstanding borrowings on Term Loan #1 were $10,678,900 and $10,984,700 as of August 31, 2021 and February 28, 2021, respectively.

The Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at August 31, 2021). On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Our borrowings outstanding on our line of credit as of August 31, 2021 and February 28, 2021, were $16,653,800 and $5,245,300, respectively. Available credit under the revolving line of credit was approximately $3,346,200 and $9,570,200 at August 31, 2021 and February 28, 2021, respectively.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75% (the effective rate was 2.75% at August 31, 2021). Our borrowings outstanding under the Advancing Term Loan at August 31, 2021 were $5,244,700 and we had no borrowings at February 28, 2021.

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balance of Term Loan #1. EBITDA is defined in the Loan Agreement as net income plus interest expense, income tax expense (benefit) and depreciation and amortization expenses. The Adjusted Funded Debt to EBITDA ratio includes Adjusted Funded Debt to trailing twelve months EBITDA, reduced by specific rental income received from a non-related third party, see Note 3. The $20.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The Advancing Term Loan and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio. The variable interest pricing tier is as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	>2.00	300.00
II	>1.50 but <2.00	275.00
III	>1.00 but <1.50	250.00
IV	<1.00	225.00

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2022, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of August 31, 2021, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$816,900
2023	1,658,800
2024	1,678,300
2025	1,697,700
2026	9,546,400
Thereafter	525,500
Total	$15,923,600

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Earnings:
Net earnings applicable to common shareholders	$1,898,200	$4,255,000	$5,336,300	$6,186,100

Weighted average shares:
Weighted average shares outstanding-basic	8,028,594	8,354,214	8,028,929	8,353,319
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	406,754	-	429,735	-
Weighted average shares outstanding-diluted	8,435,348	8,354,214	8,458,664	8,353,319

Earnings per share:
Basic	$0.24	$0.51	$0.66	$0.74
Diluted	$0.23	$0.51	$0.63	$0.74

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

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan established up to 600,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 or 2021. The Company exceeded all defined metrics during these fiscal years and 600,000 shares were granted to members of management according to the Plan. The granted shares under the 2019 LTI Plan “cliff vest” after five years from the fiscal year that the defined metrics were exceeded.

In July 2021, our shareholders approved the Company’s 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The 2022 LTI Plan establishes up to 300,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2022 and 2023. The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2022 LTI Plan and may result in the distribution of a number of shares that is less than, but not greater than, the number of restricted shares outlined in the terms of the 2022 LTI Plan. Restricted shares granted under the 2022 LTI Plan “cliff vest” after five years from the fiscal year that the defined metrics were exceeded.

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. The remaining compensation expense for the outstanding awards, totaling approximately $980,200, will be recognized ratably over the remaining vesting period of approximately 18 months.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan, including the 5,000 aforementioned shares that were previously forfeited and held in Treasury, with an average grant-date fair value of $6.30 per share. The remaining compensation expense of these awards, totaling approximately $1,374,800, will be recognized ratably over the remaining vesting period of approximately 42 months.

As of August 31, 2021, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020

Share-based compensation expense	$261,700	$216,200	$523,300	$385,200

The following table summarizes stock award activity during the first six months of fiscal year 2022 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2021	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at August 31, 2021	600,000	$8.14

As of August 31, 2021, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $2,355,000, which we expect to recognize over a weighted-average period of 32.0 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $5,036,000 and $9,984,600 for the three months ended August 31, 2021 and 2020, respectively. These costs were $11,392,400 and $16,299,900 for the six months ended August 31, 2021 and 2020, respectively.

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

Information by reporting segment for the three and six-month periods ended August 31, 2021 and 2020, are as follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
UBAM	$29,518,100	$56,911,600	$67,135,000	$93,837,800
Publishing	3,476,300	2,338,500	6,667,300	3,704,000
Total	$32,994,400	$59,250,100	$73,802,300	$97,541,800

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
UBAM	$5,579,100	$9,662,600	$13,440,400	$15,489,700
Publishing	982,800	738,800	1,844,300	1,085,400
Other	(3,903,800)	(4,601,900)	(7,966,000)	(8,131,700)
Total	$2,658,100	$5,799,500	$7,318,700	$8,443,400

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

We do not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of our term notes payable is estimated by management to approximate $15,654,000 and $11,078,800 at August 31, 2021 and February 28, 2021, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2021 or February 28, 2021 are recorded as deferred revenues on the condensed balance sheets. We received approximately $751,400 and $1,914,100, as of August 31, 2021 and February 28, 2021, respectively, in payments for sales orders which were shipped out subsequent to the end of the period. Orders that were included in deferred revenues predominantly shipped within the first few days of the next fiscal period.

Note 11 – SUBSEQUENT EVENTS

On October 6, 2021, the Board of Directors approved a $0.10 dividend that will be paid to shareholders of record on Thursday, November 18, 2021.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Net revenues	$32,994,400	$59,250,100	$73,802,300	$97,541,800
Cost of goods sold	10,498,900	17,309,500	22,528,800	28,705,000
Gross margin	22,495,500	41,940,600	51,273,500	68,836,800

Operating expenses
Operating and selling	5,239,900	10,531,900	11,682,500	16,872,100
Sales commissions	10,105,200	20,304,400	23,072,000	33,904,900
General and administrative	4,793,900	5,664,000	9,932,800	10,200,000
Total operating expenses	20,139,000	36,500,300	44,687,300	60,977,000

Interest expense	213,700	140,000	381,500	322,200
Other income	(515,300)	(499,200)	(1,114,000)	(905,800)
Earnings before income taxes	2,658,100	5,799,500	7,318,700	8,443,400

Income taxes	759,900	1,544,500	1,982,400	2,257,300
Net earnings	$1,898,200	$4,255,000	$5,336,300	$6,186,100

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2021

Total operating expenses not associated with a reporting segment decreased $0.8 million, or 16.0%, to $4.2 million for the three-month period ended August 31, 2021, when compared to $5.0 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.6 million decrease in warehouse labor and a $0.4 million decrease in freight handling expenses, both resulting from a decrease in gross sales, offset by a $0.2 million increase in other various expenses.

Interest expense increased $0.1 million, or 100.0%, to $0.2 million for the three months ended August 31, 2021, when compared to $0.1 million for the same quarterly period a year ago associated with the increase in our line of credit and the addition of the Advancing Term Loan in the current fiscal year.

Income taxes decreased $0.7 million, or 46.7%, to $0.8 million for the three months ended August 31, 2021, from $1.5 million for the same quarterly period a year ago. Our effective tax rate increased to 28.6% for the quarter ended August 31, 2021, from 26.6% for the quarter ended August 31, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2021

Total operating expenses remained consistent at $8.7 million for the six-month periods ended August 31, 2021 and August 31, 2020. Warehouse labor decreased $0.2 million and freight handling decreased $0.4 million for the six months ended August 31, 2021, both associated with reduced sales. These changes were offset by increased warehouse rental of $0.2 million and property insurance of $0.1 million associated with increased inventory levels along with a $0.3 million increase in other various expenses.

Interest expense increased $0.1 million, or 33.3%, to $0.4 million for the six months ended August 31, 2021, when compared to $0.3 million for the same period a year ago as a result of the increase in our line of credit and the addition of the Advancing Term Loan in the current fiscal year.

Income taxes decreased $0.3 million, or 13.0%, to $2.0 million for the six months ended August 31, 2021, from $2.3 million for the same period a year ago. Our effective tax rate increased to 27.1% for the six months ended August 31, 2021, from 26.7% for the six months ended August 31, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2021

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Gross sales	$36,789,400	$68,868,300	$82,325,100	$112,814,400
Less discounts and allowances	(10,590,700)	(18,828,400)	(22,876,400)	(30,135,100)
Transportation revenue	3,319,400	6,871,700	7,686,300	11,158,500
Net revenues	29,518,100	56,911,600	67,135,000	93,837,800

Cost of goods sold	8,636,600	16,129,700	18,886,500	26,818,300
Gross margin	20,881,500	40,781,900	48,248,500	67,019,500

Operating expenses
Operating and selling	4,215,000	9,137,600	9,559,700	14,563,900
Sales commissions	9,937,600	20,249,400	22,795,900	33,809,800
General and administrative	1,149,800	1,732,300	2,452,500	3,156,100
Total operating expenses	15,302,400	31,119,300	34,808,100	51,529,800

Operating income	$5,579,100	$9,662,600	$13,440,400	$15,489,700

Average number of active consultants	46,100	45,400	50,200	39,300

UBAM Operating Results for the Three Months Ended August 31, 2021

UBAM net revenues decreased $27.4 million, or 48.2%, to $29.5 million during the three months ended August 31, 2021, when compared to $56.9 million during the same period a year ago. The average number of active consultants in the second quarter of fiscal 2022 was 46,100, an increase of 700, or 1.5%, from 45,400 selling in the second quarter of fiscal 2021. The Company reports the average number of active consultants each quarter as a key indicator for this division. During the quarter ended August 31, 2020 our sales per average number of active consultants increased significantly to due to the increase in demand for our products resulting from the impacts of the COVID-19 pandemic. During last summer, school closings and public interaction restrictions increased the need for educational materials in the home and our consultants were positioned to fill this increased demand. During the quarter ended August 31, 2021, our sales per average number of active consultants remained consistent with years prior to the COVID-19 pandemic.

Gross margin decreased $19.9 million, or 48.8%, to $20.9 million during the three months ended August 31, 2021, when compared to $40.8 million during the same period a year ago, primarily associated with the decrease in net revenues. Gross margin as a percentage of net revenues decreased 1.0%, to 70.7% for the three-month period ended August 31, 2021, when compared to 71.7% the same period a year ago. The decrease in gross margin as a percentage of net revenues resulted from a change in order mix partially offset by reduced cost of goods sold. During the quarter ended August 31, 2021 sales through book fairs, booths and home parties increased over the second quarter last year when these sales types were challenged. These sales types have higher sales discounts and pay less sales commissions to our consultants, resulting in similar operating income. Reduced cost of goods sold resulted from larger volume discounts and vendor rebates associated with increased purchasing volumes over pre-COVID-19 levels.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $15.8 million, or 50.8%, to $15.3 million during the three-month period ended August 31, 2021, when compared to $31.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $4.9 million, or 53.8%, to $4.2 million during the three-month period ended August 31, 2021, when compared to $9.1 million reported in the same quarter a year ago, primarily due to a decrease in net revenues and a decrease in postage and freight peak charges we experienced in the second quarter last year. Sales commissions decreased $10.3 million, or 51.0%, to $9.9 million during the three-month period ended August 31, 2021, when compared to $20.2 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.6 million, or 35.3%, to $1.1 million during the three months ended August 31, 2021, when compared to $1.7 million during the same period a year ago, due primarily to reduced bank fees from less credit card transactions during the quarter ended August 31, 2021.

Operating income of the UBAM segment decreased $4.1 million, or 42.3%, to $5.6 million during the three months ended August 31, 2021, when compared to $9.7 million reported in the same quarter a year ago, primarily due to the change in net revenues. Operating income of the UBAM division as a percentage of net revenues for the three months ended August 31, 2021 increased to 18.9%, compared to 17.0% for the three months ended August 31, 2020, primarily from reduced cost of goods sold resulting from larger volume discounts and vendor rebates associated with increased purchasing volumes and reduced outbound shipping peak charges experienced in the second quarter last year.

UBAM Operating Results for the Six Months Ended August 31, 2021

UBAM net revenues decreased $26.7 million, or 28.5%, to $67.1 million during the six-month period ended August 31, 2021, compared to $93.8 million from the same period a year ago. The average number of active consultants in the six-month period ended August 31, 2021 was 50,200, an increase of 10,900, or 27.7%, from 39,300 selling in same period a year ago. During the six months ended August 31, 2020 our sales per average number of active consultants increased significantly due to the increase in demand for our products resulting from the impacts of the COVID-19 pandemic. School closings and quarantine restrictions increased the need for educational materials in the home and our consultants were positioned to fill this increased demand. During the six months ended August 31, 2021, our sales per average number of active consultants remained consistent with years prior to the COVID-19 pandemic.

Gross margin decreased $18.8 million, or 28.1%, to $48.2 million during the six-month period ended August 31, 2021, when compared to $67.0 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues increased to 71.9% for the six-month period ended August 31, 2021, when compared to 71.4% for the same period a year ago. During the six months ended August 31, 2021 , sales through book fairs, booths and home increased over the first six months of fiscal year 2021 when these sales types were challenged. These sales types have higher sales discounts and pay less sales commissions to our consultants, resulting in similar operating income. The decrease in gross margin percentage associated with the mix from these sales types was offset by reduced cost of goods sold resulting from larger volume discounts and vendor rebates associated with increased purchasing volumes over pre-COVID-19 levels.

Total operating expenses decreased $16.7 million, or 32.4%, to $34.8 million during the six-month period ended August 31, 2021, from $51.5 million for the same period a year ago. Operating and selling expenses decreased $5.0 million, or 34.2%, to $9.6 million during the six-month period ended August 31, 2021, when compared to $14.6 million reported in the same period a year ago, primarily due to a decrease in shipping costs associated with the decrease in volume of orders shipped. Sales commissions decreased $11.0 million, or 32.5%, to $22.8 million during the six-month period ended August 31, 2021, when compared to $33.8 million reported in the same period a year ago, primarily due to the decrease in net revenues along with a lower percentage of internet-based sales, which offer fewer discounts and higher sales commissions to consultants. General and administrative expenses decreased $0.7 million, or 21.9%, to $2.5 million, from $3.2 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes.

Operating income of the UBAM segment decreased $2.1 million, or 13.5%, to $13.4 million during the six months ended August 31, 2021, when compared to $15.5 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the six months ended August 31, 2021 was 20.0%, compared to 16.5% for the six months ended August 31, 2020, a change of 3.5%. Operating income as a percentage of net revenues increased from the prior year primarily from reduced cost of goods sold resulting from larger volume discounts and vendor rebates associated with increased purchasing volumes and reduced outbound shipping peak charges experienced during the first six months of the prior fiscal year.

Publishing Operating Results for the Three and Six Months Ended August 31, 2021

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Gross sales	$7,397,700	$4,814,500	$14,253,600	$7,765,300
Less discounts and allowances	(3,922,800)	(2,535,000)	(7,591,200)	(4,124,200)
Transportation revenue	1,400	59,000	4,900	62,900
Net revenues	3,476,300	2,338,500	6,667,300	3,704,000

Cost of goods sold	1,862,300	1,179,800	3,642,300	1,886,700
Gross margin	1,614,000	1,158,700	3,025,000	1,817,300

Total operating expenses	631,200	419,900	1,180,700	731,900

Operating income	$982,800	$738,800	$1,844,300	$1,085,400

Publishing Operating Results for the Three Months Ended August 31, 2021

Our Publishing division’s net revenues increased $1.2 million, or 52.2%, to $3.5 million during the three-month period ended August 31, 2021, from $2.3 million reported in the same period a year ago. Many Publishing customers began to reopen in the latter half of fiscal year 2021 after closing in the first quarter of fiscal year 2021 due to the COVID-19 pandemic.

Gross margin increased $0.4 million, or 33.3%, to $1.6 million during the three-month period ended August 31, 2021, from $1.2 million reported in the same quarter a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues decreased to 46.4% during the three-month period ended August 31, 2021, from 49.5% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.2 million, or 50.0%, to $0.6 million, from $0.4 million, during the three-month periods ended August 31, 2021 and 2020, primarily as a result of increased freight expenses from an increase in sales.

Operating income of the Publishing segment increased $0.3 million, or 42.9%, to $1.0 million from $0.7 million for the three-month periods ended August 31, 2021 and 2020, primarily driven by the increase in net revenues.

Publishing Operating Results for the Six Months Ended August 31, 2021

Our Publishing division’s net revenues increased $3.0 million, or 81.1%, to $6.7 million during the six-month period ended August 31, 2021, from $3.7 million reported in the same period a year ago. The increase in sales resulted from temporary store closures impacted by the COVID-19 pandemic in fiscal year 2021. Many Publishing customers temporarily closed during the first quarter of fiscal year 2021, following the guidance from their local authorities to slow the spread of the pandemic, and began reopening at varying times in the latter half of fiscal year 2021.

Gross margin increased $1.2 million, or 66.7%, to $3.0 million during the six-month period ended August 31, 2021, from $1.8 million reported in the same period a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues decreased to 45.4%, during the six-month period ended August 31, 2021, from 49.1% reported in the same period a year ago.  The decrease in gross margin percentage results primarily from a change in our customer mix. Customers receive varying discounts due to sales volumes and contract terms.

Total operating expenses of the Publishing segment increased $0.5 million, or 71.4%, to $1.2 million during the six-month period ended August 31, 2021, from $0.7 million reported in the same period a year ago, resulting from a $0.3 million increase in postage and freight from an increase in sales volumes and a $0.2 million increase in sales commissions from an increase in sales volumes.

Operating income of the Publishing segment increased $0.7 million, or 63.6%, to $1.8 million during the six-month period ended August 31, 2021 when compared to $1.1 million reported in the same period a year ago, due primarily to the increase in net revenues.

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

During the first six months of fiscal year 2022, we experienced cash outflows from operations of $12,422,100. These cash outflows resulted from:

●net earnings of $5,336,300

Adjusted for:

●depreciation expense of $924,200

●share-based compensation expense of $523,300

●provision for inventory valuation allowance of $120,000

●provision for doubtful accounts of $61,600

Offset by:

●deferred income taxes of $48,500

Negatively impacted by:

●increase in inventories, net of $13,223,100

●decrease in accrued salaries and commissions, and other liabilities of $4,076,900

●decrease in deferred revenues of $1,162,700

●increase in accounts receivable of $609,300

●increase in prepaid expenses and other assets of $158,200

●decrease in accounts payable of $104,700

●decrease in income taxes payable of $4,100

Cash used in investing activities was $3,210,200 for capital expenditures, which were comprised of $2,849,700 in equipment purchased to increase our daily shipping capacity, $280,500 in software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders and $80,000 in building and building improvements.

Cash provided by financing activities was $14,741,300, which was comprised of proceeds from term debt of $5,244,700, net borrowings under the line of credit of $11,408,500 and net cash received in treasury stock transactions of $92,400, offset by payments of $1,698,500 for dividends and payments on term debt of $305,800.

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

On February 15, 2021, the Company executed the Amended and Restated Loan Agreement with MidFirst Bank which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23%, with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land. Term Loan #1 was amended on April 1, 2021 by executing the First Amendment to the Loan Agreement which reduced the fixed interest rate to 3.12% and removed the prepayment premium from the Loan Agreement. The outstanding borrowings on Term Loan #1 were $10.7 million and $11.0 million as of August 31, 2021 and February 28, 2021, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan to be used to finance planned equipment purchases. The Advancing Term Loan required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%. Our borrowings outstanding under the Advancing Term Loan at August 31, 2021 were $5.2 million.

The Amended and Restated Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 2.75%. On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Our borrowings outstanding on our line of credit at August 31, 2021 and February 28, 2021 were $16.7 million and $5.2 million, respectively. Available credit under the revolving line of credit was approximately $3.3 million and $9.6 million at August 31, 2021 and February 28, 2021, respectively.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of August 31, 2021, we had no letters of credit outstanding. The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the number of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$816,900
2023	1,658,800
2024	1,678,300
2025	1,697,700
2026	9,546,400
Thereafter	525,500
Total	$15,923,600

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of August 31, 2021 and February 28, 2021.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.4 million at August 31, 2021, and $0.3 million at February 28, 2021. Included within this allowance is $0.1 million of reserve for vendor discounts to sell remaining inventory as of August 31, 2021 and February 28, 2021.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have exposure of becoming out of date, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $1.1 million and $0.9 million at August 31, 2021 and February 28, 2021, respectively. Noncurrent inventory valuation allowances were $0.3 million and $0.2 million at August 31, 2021 and February 28, 2021, respectively.

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

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 4.8% of our active consultants maintained consignment inventory at the end of the second quarter of fiscal 2022. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.2 million and $1.1 million at August 31, 2021 and February 28, 2021, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.8 million and $0.7 million at August 31, 2021 and February 28, 2021, respectively.

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

The restricted share awards under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) and 2022 Long-Term Incentive Plan (“2022 LTI Plan”) contain both service and performance conditions. The Company recognizes share-based compensation expense only for the portion of the restricted share awards that are considered probable of vesting. Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees have been established. The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

During the first six months of fiscal year 2022, the Company recognized $0.5 million of compensation expense associated with the shares granted.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the fiscal year covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Not applicable.

Item 1A.       RISK FACTORS

Not required by smaller reporting company.

Item 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2021	-	$-	-	514,594
July 1 - 31, 2021	-	-	-	514,594
August 1 - 31, 2021	-	-	-	514,594
Total	-	$-	-

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

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

**10.1	Second Amendment to the Amended and Restated Loan Agreement, dated July 16, 2021 by and between the Company and MidFirst Bank, Tulsa, OK.

**10.2	Third Amendment to the Amended and Restated Loan Agreement, dated August 31, 2021 by and between the Company and MidFirst Bank, Tulsa, OK.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 7, 2021	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)