Form 10-Q
period 2021-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2022-01-06
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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
Yes ☐ No ☒

As of January 3, 2022, there were 8,707,247 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
ASSETS	2021	2021
CURRENT ASSETS
Cash and cash equivalents	$906,700	$1,812,200
Accounts receivable, less allowance for doubtful accounts of $315,600 (November 30) and $331,900 (February 28)	4,731,600	3,346,700
Inventories - net	69,236,200	51,762,400
Prepaid expenses and other assets	1,203,800	1,219,300
Total current assets	76,078,300	58,140,600

INVENTORIES - net	1,848,500	685,300
PROPERTY, PLANT AND EQUIPMENT - net	30,758,100	29,951,000
DEFERRED INCOME TAX ASSET	136,800	-
OTHER ASSETS	248,100	73,600
TOTAL ASSETS	$109,069,800	$88,850,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,064,500	$19,674,300
Line of credit	3,019,400	5,245,300
Deferred revenues	1,155,700	2,475,900
Current maturities of long-term debt	2,525,400	533,500
Accrued salaries and commissions	3,559,500	3,488,000
Dividends payable	865,600	835,100
Income taxes payable	584,100	130,200
Other current liabilities	4,478,700	5,533,000
Total current liabilities	39,252,900	37,915,300

LONG-TERM DEBT - net	22,952,900	10,451,200
DEFERRED INCOME TAX LIABILITY	-	89,900
OTHER LONG-TERM LIABILITIES	276,000	134,300
Total liabilities	62,481,800	48,590,700

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (November 30) and 12,410,080 (February 28) shares; Outstanding 8,656,135 (November 30) and 8,346,600 (February 28) shares	2,540,400	2,482,000
Capital in excess of par value	11,683,000	10,863,900
Retained earnings	45,071,900	39,683,000
	59,295,300	53,028,900
Less treasury stock, at cost	(12,707,300)	(12,769,100)
Total shareholders' equity	46,588,000	40,259,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$109,069,800	$88,850,500

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
GROSS SALES	$58,032,800	$83,137,500	$154,611,500	$203,717,200
Less discounts and allowances	(16,978,600)	(24,131,100)	(47,446,200)	(58,390,400)
Transportation revenue	4,058,100	7,743,900	11,749,300	18,965,300
NET REVENUES	45,112,300	66,750,300	118,914,600	164,292,100
COST OF GOODS SOLD	13,897,300	19,597,800	36,426,000	48,302,800
Gross margin	31,215,000	47,152,500	82,488,600	115,989,300

OPERATING EXPENSES
Operating and selling	7,354,500	11,616,200	19,037,000	28,488,300
Sales commissions	14,515,500	22,960,300	37,587,400	56,865,200
General and administrative	5,915,000	7,082,200	15,847,900	17,282,200
Total operating expenses	27,785,000	41,658,700	72,472,300	102,635,700

INTEREST EXPENSE	228,300	119,300	609,800	441,500
OTHER INCOME	(400,900)	(399,800)	(1,514,800)	(1,305,600)

EARNINGS BEFORE INCOME TAXES	3,602,600	5,774,300	10,921,300	14,217,700

INCOME TAXES	956,000	1,504,700	2,938,400	3,762,000
NET EARNINGS	$2,646,600	$4,269,600	$7,982,900	$10,455,700

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.33	$0.51	$0.99	$1.25
Diluted	$0.31	$0.51	$0.94	$1.25

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,029,060	8,355,831	8,028,973	8,354,156
Diluted	8,430,221	8,355,831	8,449,183	8,354,156
Dividends per share	$0.10	$0.10	$0.30	$0.22

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Stock-based compensation (see note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700
Sales of treasury stock	-	-	46,100	-	(4,915)	14,300	60,400
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.10/share)	-	-	-	(893,600)	-	-	(893,600)
Share-based compensation expense (see Note 6)	-	-	261,700	-	-	-	261,700
Net earnings	-	-	-	1,898,200	-	-	1,898,200
BALANCE - August 31, 2021	12,702,080	$2,540,400	$11,377,900	$43,290,900	4,051,851	$(12,725,800)	$44,483,400
Sales of treasury stock	-	-	43,500	-	(5,906)	18,500	62,000
Dividends declared ($0.10/share)	-	-	-	(865,600)	-	-	(865,600)
Share-based compensation expense (see Note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	2,646,600	-	-	2,646,600
BALANCE - November 30, 2021	12,702,080	$2,540,400	$11,683,000	$45,071,900	4,045,945	$(12,707,300)	$46,588,000

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2020

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	17,565	(75,500)	(75,500)
Sales of treasury stock	-	-	5,000	-	(21,167)	66,000	71,000
Dividends declared ($0.06/share)	-	-	-	(502,200)	-	-	(502,200)
Share-based compensation expense (see Note 6)	-	-	169,000	-	-	-	169,000
Net earnings	-	-	-	1,931,100	-	-	1,931,100
BALANCE - May 31, 2020	12,410,080	$2,482,000	$10,017,900	$31,161,100	4,057,827	$(12,674,800)	$30,986,200
Sales of treasury stock	-	-	11,500	-	(2,438)	7,600	19,100
Dividends declared ($0.06/share)	-	-	-	(500,300)	-	-	(500,300)
Share-based compensation expense (see Note 6)	-	-	216,200	-	-	-	216,200
Net earnings	-	-	-	4,255,000	-	-	4,255,000
BALANCE - August 31, 2020	12,410,080	$2,482,000	$10,245,600	$34,915,800	4,055,389	$(12,667,200)	$34,976,200
Sales of treasury stock	-	-	15,200	-	(1,281)	4,000	19,200
Dividends declared ($0.10/share)	-	-	-	(835,500)	-	-	(835,500)
Share-based compensation expense (see Note 6)	-	-	291,800	-	-	-	291,800
Net earnings	-	-	-	4,269,600	-	-	4,269,600
BALANCE - November 30, 2020	12,410,080	$2,482,000	$10,552,600	$38,349,900	4,054,108	$(12,663,200)	$38,721,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,982,900	$10,455,700
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,518,700	1,207,900
Deferred income taxes	(226,700)	(809,800)
Provision for doubtful accounts	91,800	115,800
Provision for inventory valuation allowance	180,000	166,200
Share-based compensation expense	784,900	677,000
Changes in assets and liabilities:
Accounts receivable	(1,476,700)	(1,264,200)
Inventories, net	(18,817,000)	(17,130,200)
Prepaid expenses and other assets	(159,000)	(239,200)
Accounts payable	4,451,400	35,498,700
Accrued salaries and commissions and other liabilities	(841,100)	8,598,200
Deferred revenues	(1,320,200)	2,128,400
Income taxes payable	453,900	213,300
Total adjustments	(15,360,000)	29,162,100
Net cash provided by (used in) operating activities	(7,377,100)	39,617,800
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,387,100)	(2,040,000)
Net cash used in investing activities	(3,387,100)	(2,040,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(751,100)	(9,144,300)
Proceeds from term debt	15,244,700	1,447,400
Sales of treasury stock	154,400	109,300
Purchases of treasury stock	-	(75,500)
Net payments on line of credit	(2,225,900)	-
Dividends paid	(2,563,400)	(1,419,800)
Net cash provided by (used in) financing activities	9,858,700	(9,082,900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(905,500)	28,494,900
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,812,200	2,999,400
CASH AND CASH EQUIVALENTS - END OF PERIOD	$906,700	$31,494,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$606,300	$463,600
Cash paid for income taxes	$2,708,000	$3,789,500

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

Reclassifications

Certain reclassifications have been made to the fiscal 2021 condensed balance sheet, condensed statement of cash flows and footnotes to conform to the classifications used in fiscal 2022. These reclassifications had no effect on net earnings.

COVID-19 Update

The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. Effective May 1, 2021, we lessened our safety and health practices in the office and warehouse based on the recommendations from the local Tulsa Health Department. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While the Company did not experience a decrease in net revenues during fiscal year 2021, and the year-to-date results of fiscal 2022 are more normalized, the long-term severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact COVID-19 had during the current fiscal period.

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

Note 2 – INVENTORIES

Inventories consist of the following:

	November 30, 2021	February 28, 2021
Current:
Book inventory	$69,851,400	$52,276,200
Inventory valuation allowance	(615,200)	(513,800)
Inventories net – current	$69,236,200	$51,762,400

Noncurrent:
Book inventory	$2,165,500	$894,300
Inventory valuation allowance	(317,000)	(209,000)
Inventories net – noncurrent	$1,848,500	$685,300

Book inventory includes inventory in transit which totaled $4,204,700 and $6,467,400 at November 30, 2021 and February 28, 2021, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing, Ltd. (“Usborne”). Purchases received from this company were $10,728,800 and $26,199,600 for the three months ended November 30, 2021 and 2020, respectively. Total inventory purchases received from all suppliers were $15,946,700 and $34,973,000 for the three months ended November 30, 2021 and 2020, respectively.

Purchases received from Usborne were $35,144,100 and $37,531,600 for the nine months ended November 30, 2021 and 2020, respectively. Total inventory purchases received from all suppliers were $52,511,000 and $53,190,200 for the nine months ended November 30, 2021 and 2020, respectively.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842. One lessee arrangement includes a rental agreement where we have the exclusive use of dedicated office space in San Diego, California, and qualifies as an operating lease. Our other lessee arrangement is short-term and offers flexible storage space on a month-to-month basis. Our lessee arrangements are not material to our condensed financial statements or notes to the condensed financial statements. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualifies as an operating lease under ASC 842.

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

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2022	$391,100
2023	1,573,200
2024	1,577,900
2025	1,547,100
2026	1,524,300
Thereafter	8,091,000
Total	$14,704,600

The cost of the leased space was $10,834,300 and $10,826,400 as of November 30, 2021 and February 28, 2021, respectively. The accumulated depreciation associated with the leased assets was $2,506,600 and $2,216,700 as of November 30, 2021 and February 28, 2021, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	November 30, 2021	February 28, 2021

Line of credit	$3,019,400	$5,245,300

Advancing term loan #1	$5,013,700	$-
Advancing term loan #2	10,000,000	-
Term loan #1	10,514,200	10,984,700
Total long-term debt	25,527,900	10,984,700

Less current maturities	(2,525,400)	(533,500)
Less debt issue cost	(49,600)	-
Long-term debt, net	$22,952,900	$10,451,200

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

The Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.00% at November 30, 2021). On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Available credit under the revolving line of credit was approximately $16,980,600 and $9,570,200 at November 30, 2021 and February 28, 2021, respectively.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan #1 to be used to finance planned equipment purchases. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan #1 accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.00% at November 30, 2021).

On November 19, 2021, the Company executed the Fourth Amendment to the Loan Agreement which established Advancing Term Loan #2 in the principal amount of $10.0 million, amended the definition of LIBO Rate and LIBOR Margin and added Benchmark Replacement Provisions. The Advancing Term Loan #2 is a 120-month amortizing loan maturing November 19, 2031 and accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.00% at November 30, 2021).

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

The advancing term loans and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio. The variable interest pricing tiers are as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	> 2.50	325.00
II	> 2.00 but < 2.50	300.00
III	> 1.50 but < 2.00	275.00
IV	< 1.50	250.00

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2022, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of November 30, 2021, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$622,700
2023	2,541,800
2024	2,587,900
2025	2,634,700
2026	10,499,200
Thereafter	6,641,600
Total	$25,527,900

Note 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted EPS includes the dilutive effect of issued unvested restricted stock awards and additional potential common shares issuable under stock warrants, restricted stock and stock options. We utilized the treasury stock method in computing the potential common shares issuable under stock warrants, restricted stock and stock options.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Earnings:
Net earnings applicable to common shareholders	$2,646,600	$4,269,600	$7,982,900	$10,455,700

Weighted average shares:
Weighted average shares outstanding-basic	8,029,060	8,355,831	8,028,973	8,354,156
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	401,161	-	420,210	-
Weighted average shares outstanding-diluted	8,430,221	8,355,831	8,449,183	8,354,156

Earnings per share:
Basic	$0.33	$0.51	$0.99	$1.25
Diluted	$0.31	$0.51	$0.94	$1.25

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. The remaining compensation expense for the outstanding awards, totaling approximately $816,900, will be recognized ratably over the remaining vesting period of approximately 15 months.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan, including the 5,000 aforementioned shares that were previously forfeited and held in Treasury, with an average grant-date fair value of $6.30 per share. The remaining compensation expense of these awards, totaling approximately $1,276,600, will be recognized ratably over the remaining vesting period of approximately 39 months.

As of November 30, 2021, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Share-based compensation expense	$261,600	$291,800	$784,900	$677,000

The following table summarizes stock award activity during the first nine months of fiscal year 2022 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2021	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at November 30, 2021	600,000	$8.14

As of November 30, 2021, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $2,093,500, which we expect to recognize over a weighted-average period of 29.6 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $6,924,800 and $10,610,900 for the three months ended November 30, 2021 and 2020, respectively. These costs were $18,317,200 and $26,910,800 for the nine months ended November 30, 2021 and 2020, respectively.

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

Information by reporting segment for the three and nine-month periods ended November 30, 2021 and 2020, are as follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
UBAM	$41,397,800	$64,169,700	$108,532,800	$158,007,500
Publishing	3,714,500	2,580,600	10,381,800	6,284,600
Total	$45,112,300	$66,750,300	$118,914,600	$164,292,100

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
UBAM	$7,536,000	$10,821,600	$20,976,400	$26,311,300
Publishing	1,186,100	773,000	3,030,500	1,858,400
Other	(5,119,500)	(5,820,300)	(13,085,600)	(13,952,000)
Total	$3,602,600	$5,774,300	$10,921,300	$14,217,700

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

The Company did not have any financial assets and liabilities that were required to be measured at fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities. The fair value of our term notes payable is estimated by management to approximate $25,161,000 and $11,078,800 at November 30, 2021 and February 28, 2021, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of November 30, 2021 or February 28, 2021 are recorded as deferred revenues on the condensed balance sheets. We received approximately $1,155,700 and $2,475,900, as of November 30, 2021 and February 28, 2021, respectively, in payments for sales orders which will be shipped subsequent to the end of the period.

Note 11 – SUBSEQUENT EVENTS

On December 1, 2021 the Company acquired Learning Wrap-Ups, Inc, (Learning Wrap-Ups) for an initial purchase price of $800,000, which approximates the net assets acquired by the Company. Learning Wrap-Ups historical annual sales total approximately $1.5 million.

On January 5, 2022 the Board of Directors approved a $0.10 dividend that will be paid to shareholders of record on Tuesday, February 22, 2022.

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

The following table shows our condensed statements of earnings data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Net revenues	$45,112,300	$66,750,300	$118,914,600	$164,292,100
Cost of goods sold	13,897,300	19,597,800	36,426,000	48,302,800
Gross margin	31,215,000	47,152,500	82,488,600	115,989,300

Operating expenses
Operating and selling	7,354,500	11,616,200	19,037,000	28,488,300
Sales commissions	14,515,500	22,960,300	37,587,400	56,865,200
General and administrative	5,915,000	7,082,200	15,847,900	17,282,200
Total operating expenses	27,785,000	41,658,700	72,472,300	102,635,700

Interest expense	228,300	119,300	609,800	441,500
Other income	(400,900)	(399,800)	(1,514,800)	(1,305,600)
Earnings before income taxes	3,602,600	5,774,300	10,921,300	14,217,700

Income taxes	956,000	1,504,700	2,938,400	3,762,000
Net earnings	$2,646,600	$4,269,600	$7,982,900	$10,455,700

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2021

Total operating expenses not associated with a reporting segment decreased $0.8 million, or 13.1%, to $5.3 million for the three-month period ended November 30, 2021, when compared to $6.1 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.8 million decrease in warehouse labor and a $0.3 million decrease in freight handling expenses, both resulting from a decrease in gross sales, offset by a $0.2 million increase in depreciation expense and a $0.1 million increase in other various expenses.

Interest expense increased $0.1 million, or 100.0%, to $0.2 million for the three months ended November 30, 2021, when compared to $0.1 million for the same quarterly period a year ago associated with the borrowings against our line of credit and the addition of the advancing term loans in the current fiscal year, not utilized in the same quarterly period a year ago.

Income taxes decreased $0.5 million, or 33.3%, to $1.0 million for the three months ended November 30, 2021, from $1.5 million for the same quarterly period a year ago, resulting from a decrease in gross sales. Our effective tax rate increased to 26.5% for the quarter ended November 30, 2021, from 26.1% for the quarter ended November 30, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2021

Total operating expenses decreased $0.8 million, or 5.4%, to $14.0 million for the nine months ended November 30, 2021, from $14.8 million for the same quarterly period a year ago. Warehouse labor decreased $1.0 million and freight handling decreased $0.8 million for the nine months ended November 30, 2021, both associated with reduced sales. These changes were offset by an increase in warehouse rental expenses of $0.3 million, an increase in depreciation expense of $0.3 million, an increase in property insurance of $0.1 million associated with increased inventory levels, along with a $0.1 million increase in other various expenses.

Interest expense increased $0.2 million, or 50.0%, to $0.6 million for the nine months ended November 30, 2021, when compared to $0.4 million for the same period a year ago as a result of the increase in our line of credit and the addition of the advancing term loans in the current fiscal year.

Income taxes decreased $0.9 million, or 23.7%, to $2.9 million for the nine months ended November 30, 2021, from $3.8 million for the same period a year ago, resulting from a decrease in gross sales. Our effective tax rate increased to 26.9% for the nine months ended November 30, 2021, from 26.5% for the nine months ended November 30, 2020 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2021

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Gross sales	$50,232,200	$77,674,100	$132,557,400	$190,488,500
Less discounts and allowances	(12,891,300)	(21,244,700)	(35,767,700)	(51,379,800)
Transportation revenue	4,056,900	7,740,300	11,743,100	18,898,800
Net revenues	41,397,800	64,169,700	108,532,800	158,007,500

Cost of goods sold	11,961,700	18,230,200	30,848,200	45,048,500
Gross margin	29,436,100	45,939,500	77,684,600	112,959,000

Operating expenses
Operating and selling	6,069,000	10,055,900	15,628,600	24,619,800
Sales commissions	14,351,100	22,865,000	37,147,000	56,674,800
General and administrative	1,480,000	2,197,000	3,932,600	5,353,100
Total operating expenses	21,900,100	35,117,900	56,708,200	86,647,700

Operating income	$7,536,000	$10,821,600	$20,976,400	$26,311,300

Average number of active consultants	41,500	57,200	47,300	45,200

UBAM Operating Results for the Three Months Ended November 30, 2021

UBAM net revenues decreased $22.8 million, or 35.5%, to $41.4 million during the three months ended November 30, 2021, when compared to $64.2 million during the same period a year ago. The average number of active consultants in the third quarter of fiscal 2022 was 41,500, a decrease of 15,700, or 27.4%, from 57,200 consultants selling in the third quarter of fiscal 2021. During the first and second quarter of fiscal 2021, our active consultants grew significantly due to pandemic-related events such as seeking replacement income from the loss of full-time employment, an increase in the need for work-from-home opportunities and an increased demand for educational products in the home. Our consultant numbers declined this year due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. While the decrease in sales and consultants has occurred in fiscal 2022, our UBAM division’s active consultants and sales continue to exceed pre-pandemic levels.

Gross margin decreased $16.5 million, or 35.9%, to $29.4 million during the three months ended November 30, 2021, when compared to $45.9 million during the same period a year ago, primarily associated with the decrease in net revenues. Gross margin as a percentage of net revenues decreased 0.5%, to 71.1% for the three-month period ended November 30, 2021, when compared to 71.6% the same period a year ago. The decrease in gross margin as a percentage of net revenues resulted from a change in order mix partially offset by reduced cost of goods sold. Throughout the quarter ended November 30, 2021 sales through book fairs, booths and home parties increased over the third quarter last year when these sales types were challenged. These sales types have higher sales discounts and pay less sales commissions to our consultants, resulting in similar operating income. Reduced cost of goods sold resulted from larger volume discounts and vendor rebates associated with increased purchasing volumes over pre-COVID-19 levels.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $13.2 million, or 37.6%, to $21.9 million during the three-month period ended November 30, 2021, when compared to $35.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $4.0 million, or 39.6%, to $6.1 million during the three-month period ended November 30, 2021, when compared to $10.1 million reported in the same quarter a year ago, primarily due to a $3.4 million decrease in postage and freight and a $0.6 million decrease in accruals for the Company’s annual incentive trip and other consultant rewards associated with the decrease in net sales. Sales commissions decreased $8.5 million, or 37.1%, to $14.4 million during the three-month period ended November 30, 2021, when compared to $22.9 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.7 million, or 31.8%, to $1.5 million during the three months ended November 30, 2021, when compared to $2.2 million during the same period a year ago, due primarily to $0.6 million of reduced bank fees from less credit card transactions during the quarter ended November 30, 2021.

Operating income of the UBAM segment decreased $3.3 million, or 30.6% to $7.5 million during the three months ended November 30, 2021, when compared to $10.8 million reported in the same quarter a year ago, primarily due to the change in net revenues. Operating income of the UBAM division as a percentage of net revenues for the three months ended November 30, 2021 increased to 18.2%, compared to 16.9% for the three months ended November 30, 2020, a change of $0.6 million. This operating improvement resulted primarily from $0.2 million of reduced outbound shipping peak surcharges, a $0.2 million decrease in accruals for the Company’s annual incentive trip and other consultant rewards and a $0.2 million decrease in consultant promotion bonuses paid.

UBAM Operating Results for the Nine Months Ended November 30, 2021

UBAM net revenues decreased $49.5 million, or 31.3%, to $108.5 million during the nine-month period ended November 30, 2021, compared to $158.0 million from the same period a year ago. The average number of active consultants in the nine-month period ended November 30, 2021 was 47,300, an increase of 2,100, or 4.6%, from 45,200 selling in same period a year ago. During fiscal 2021, our active consultants grew from 29,600 at the beginning of the year to 57,600 at the end of the fiscal year. This active consultant growth resulted from pandemic-related events such as seeking replacement income from loss of full-time employment, an increase in the need for work-from-home opportunities and an increased demand for educational products in the home. During fiscal 2022 our active consultant count has declined due to consultants returning to full-time work, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. While a decrease in sales and consultants has occurred in fiscal 2022, our UBAM division’s active consultants and sales continue to exceed pre-pandemic levels.

Gross margin decreased $35.3 million, or 31.2%, to $77.7 million during the nine-month period ended November 30, 2021, when compared to $113.0 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues remained consistent at 71.6% for the nine-month period ended November 30, 2021, when compared to 71.5% for the same period a year ago.

Total operating expenses decreased $29.9 million, or 34.5%, to $56.7 million during the nine-month period ended November 30, 2021, from $86.6 million for the same period a year ago. Operating and selling expenses decreased $9.0 million, or 36.6%, to $15.6 million during the nine-month period ended November 30, 2021, when compared to $24.6 million reported in the same period a year ago, primarily due to a $8.1 million decrease in shipping costs associated with the decrease in volume of orders shipped and a $0.9 million decrease in accruals for the Company’s annual incentive trip and other consultant rewards associated with the decrease in UBAM sales. Sales commissions decreased $19.6 million, or 34.6%, to $37.1 million during the nine-month period ended November 30, 2021, when compared to $56.7 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $1.5 million, or 27.8%, to $3.9 million, from $5.4 million recognized during the same period last year, due primarily to a $1.2 million decrease in credit card transaction fees associated with decreased sales volumes and a $0.3 million decrease in other various expenses.

Operating income of the UBAM segment decreased $5.3 million, or 20.2%, to $21.0 million during the nine months ended November 30, 2021, when compared to $26.3 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the nine months ended November 30, 2021 was 19.3%, compared to 16.7% for the nine months ended November 30, 2020, a change of 2.6%. Operating income as a percentage of net revenues increased from the prior year primarily due to $0.9 million of reduced cost of goods sold resulting from larger volume discounts and vendor rebates associated with increased purchasing volumes, $0.9 million of increased transportation revenue due to the increase of our minimum shipping charge implemented in the third quarter of fiscal 2021, $0.9 million of reduced freight handling costs primarily from reduced peak surcharges in the current fiscal year due to lower shipping volumes, $0.7 million improvement from the change in order type mix, a $0.5 million decrease in accrual expenses for the Company’s annual incentive trip and other consultant rewards resulting from less award earners and $0.2 million of other various cost reductions, offset by $1.2 million of reduced transportation revenue associated with free shipping days offered in the current fiscal year, not offered in the previous fiscal year.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2021

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Gross sales	$7,800,600	$5,463,400	$22,054,100	$13,228,700
Less discounts and allowances	(4,087,300)	(2,886,400)	(11,678,500)	(7,010,600)
Transportation revenue	1,200	3,600	6,200	66,500
Net revenues	3,714,500	2,580,600	10,381,800	6,284,600

Cost of goods sold	1,935,600	1,367,600	5,577,800	3,254,300
Gross margin	1,778,900	1,213,000	4,804,000	3,030,300

Total operating expenses	592,800	440,000	1,773,500	1,171,900

Operating income	$1,186,100	$773,000	$3,030,500	$1,858,400

Publishing Operating Results for the Three Months Ended November 30, 2021

Our Publishing division’s net revenues increased $1.1 million, or 42.3%, to $3.7 million during the three-month period ended November 30, 2021, from $2.6 million reported in the same period a year ago. Many Publishing customers closed their stores during the first and second quarters of fiscal 2021 due to the COVID-19 pandemic and did not reopen until the third or fourth quarter of fiscal 2021. As such, much of the sales increase resulted from the return of customer activity to pre-pandemic levels. In addition, sales in the current year third fiscal quarter were boosted by the addition of new customers added during the quarter.

Gross margin increased $0.6 million, or 50.0%, to $1.8 million during the three-month period ended November 30, 2021, from $1.2 million reported in the same quarter a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues increased to 47.9% during the three-month period ended November 30, 2021, from 47.0% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.2 million, or 50.0%, to $0.6 million, from $0.4 million, during the three-month periods ended November 30, 2021 and 2020, resulting from a $0.1 million increase in postage and freight from an increase in sales volumes and a $0.1 million increase in sales commissions from an increase in sales volumes.

Operating income of the Publishing segment increased $0.4 million, or 50.0%, to $1.2 million from $0.8 million for the three-month periods ended November 30, 2021 and 2020, primarily driven by the increase in gross margin.

Publishing Operating Results for the Nine Months Ended November 30, 2021

Our Publishing division’s net revenues increased $4.1 million, or 65.1%, to $10.4 million during the nine-month period ended November 30, 2021, from $6.3 million reported in the same period a year ago. The increase in sales primarily resulted from temporary store closures in fiscal year 2021 due to the COVID-19 pandemic. Many Publishing customers closed during the first and second quarters of fiscal year 2021, following the guidance from their local authorities to slow the spread of the pandemic, and began reopening at varying times in the latter half of fiscal year 2021. In addition, Publishing’s sales during the first nine months increased beyond pre-pandemic levels from the addition of new customers, as well as increased sales volumes with existing customers due to increased demand for our products.

Gross margin increased $1.8 million, or 60.0%, to $4.8 million during the nine-month period ended November 30, 2021, from $3.0 million reported in the same period a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues decreased to 46.3%, during the nine-month period ended November 30, 2021, from 48.2% reported in the same period a year ago. The decrease in gross margin percentage results primarily from a change in our customer mix, as customers receive varying discounts due to sales volumes and contract terms, as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.6 million, or 50.0%, to $1.8 million during the nine-month period ended November 30, 2021, from $1.2 million reported in the same period a year ago, resulting from a $0.3 million increase in postage and freight from an increase in sales volumes and a $0.3 million increase in sales commissions from an increase in sales volumes.

Operating income of the Publishing segment increased $1.1 million, or 57.9%, to $3.0 million during the nine-month period ended November 30, 2021 when compared to $1.9 million reported in the same period a year ago, due primarily to the increase in gross margin.

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

During the first nine months of fiscal year 2022, we experienced cash outflows from operations of $7,377,100. These cash outflows resulted from:

●net earnings of $7,982,900

Adjusted for:

●depreciation expense of $1,518,700

●share-based compensation expense of $784,900

●provision for inventory valuation allowance of $180,000

●provision for doubtful accounts of $91,800

Offset by:

●deferred income taxes of $226,700

Positively impacted by:

●increase in accounts payable of $4,451,400

●increase in income taxes payable of $453,900

Negatively impacted by:

●increase in inventories, net of $18,817,000

●increase in accounts receivable of $1,476,700

●decrease in deferred revenues of $1,320,200

●decrease in accrued salaries and commissions, and other liabilities of $841,100

●increase in prepaid expenses and other assets of $159,000

Cash used in investing activities was $3,387,100 for capital expenditures, which were comprised of $2,901,600 in equipment purchased to increase our daily shipping capacity, $392,800 in software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders and $92,700 in other building and equipment improvements.

Cash provided by financing activities was $9,858,700, which was comprised of proceeds from term debt of $15,244,700 and net cash received in treasury stock transactions of $154,400, offset by payments of $2,563,400 for dividends, repayment of borrowings on the line of credit of $2,225,900, and payments on term debt of $751,100.

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

On February 15, 2021, the Company executed the Amended and Restated Loan Agreement with MidFirst Bank which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23%, with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land. Term Loan #1 was amended on April 1, 2021 by executing the First Amendment to the Loan Agreement which reduced the fixed interest rate to 3.12% and removed the prepayment premium from the Loan Agreement. The outstanding borrowings on Term Loan #1 were $10.5 million and $11.0 million as of November 30, 2021 and February 28, 2021, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan #1 to be used to finance planned equipment purchases. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan #1 accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. Our borrowings outstanding under the Advancing Term Loan #1 at November 30, 2021 were $5.0 million.

The Amended and Restated Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Our borrowings outstanding on our line of credit at November 30, 2021 and February 28, 2021 were $3.0 million and $5.2 million, respectively. Available credit under the revolving line of credit was approximately $17.0 million and $9.6 million at November 30, 2021 and February 28, 2021, respectively.

On November 19, 2021, the Company executed the Fourth Amendment to the Loan Agreement which established Advancing Term Loan #2 in the principal amount of $10.0 million, amended the definition of LIBO Rate and LIBOR Margin and added Benchmark Replacement Provisions. The Advancing Term Loan #2 is a 120-month amortizing loan maturing November 19, 2031 and accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. Our borrowings outstanding under the Advancing Term Loan #2 at November 30, 2021 were $10.0 million.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of November 30, 2021, we had no letters of credit outstanding. The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the number of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2022	$622,700
2023	2,541,800
2024	2,587,900
2025	2,634,700
2026	10,499,200
Thereafter	6,641,600
Total	$25,527,900

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of November 30, 2021 and February 28, 2021.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.3 million at November 30, 2021, and $0.3 million at February 28, 2021.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have exposure of becoming out of date, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $2.2 million and $0.9 million at November 30, 2021 and February 28, 2021, respectively. Noncurrent inventory valuation allowances were $0.3 million and $0.2 million at November 30, 2021 and February 28, 2021, respectively.

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

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 6.5% of our active consultants have maintained consignment inventory at the end of the third quarter of fiscal 2022. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.6 million and $1.1 million at November 30, 2021 and February 28, 2021, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.9 million and $0.7 million at November 30, 2021 and February 28, 2021, respectively.

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

During the first nine months of fiscal year 2022, the Company recognized $0.8 million of compensation expense associated with the shares granted.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the fiscal year covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

Not applicable.

Item 1A.         RISK FACTORS

Not required by smaller reporting company.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

September 1 - 30, 2021	-	$-	-	514,594
October 1 - 31, 2021	-	-	-	514,594
November 1 - 30, 2021	-	-	-	514,594
Total	-	$-	-

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

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	First Amendment to the Amended and Restated Loan Agreement, dated April 1, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 2021 (File No. 0-04957).

10.2

Second Amendment to the Amended and Restated Loan Agreement, dated July 16, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.1 to Form 10-Q dated August 31, 2021 (File No. 0-04957).

10.3

Third Amendment to the Amended and Restated Loan Agreement, dated August 31, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.2 to Form 10-Q dated August 31, 2021 (File No. 0-04957).

10.4

Fourth Amendment to the Amended and Restated Loan Agreement, dated November 19, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated November 24, 2021 (File No. 0-04957).

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Paper Filed

**Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 6, 2022	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)