Form 10-K
period 2022-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2022-05-05
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2021 on the NASDAQ Stock Market, LLC was $60,743,600.

As of April 28, 2022, 8,715,018 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2022 relating to our Annual Meeting of Shareholders to be held on July 6, 2022 are incorporated by reference into Part III of this Report on Form 10-K.

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

Percent Net Revenues by Division

	FY 2022	FY 2021
UBAM	91%	96%
Publishing	9%	4%
Total net revenues	100%	100%

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

UBAM markets our books through commissioned consultants using a combination of direct sales, home parties, book fairs and internet based social media platforms (“online parties”). This division had approximately 36,100 active consultants as of February 28, 2022.

Our Publishing division markets through commissioned trade representatives who call on retail book, toy and specialty stores along with other retail outlets. Publishing also conducts in-house marketing by telephone to these customers and potential customers. This division markets to approximately 4,000 book, toy and specialty stores. Approximately 2% of our Publishing division's net revenues are to national book chain stores.

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

Employees

As of April 25, 2022, 166 full-time employees worked at our Tulsa, OK, San Diego, CA and Layton, UT facilities. Of these employees, approximately 61% work in our distribution warehouse in Tulsa, OK.

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

COVID-19 Update

The Company has taken numerous steps, and will continue to take further actions, in its approach to minimize the impact of the COVID-19 pandemic. Effective May 1, 2021, we lessened our safety and health practices in the office and warehouse based on the recommendations from the local Tulsa Health Department. We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While the Company did not experience a decrease in net revenues during fiscal year 2021, and while fiscal year 2022 results continued to show growth over pre-pandemic levels, the long-term severity and duration of the pandemic are uncertain and the extent to which our results are affected by COVID-19 cannot be accurately predicted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the impact COVID-19 had during the current fiscal year.

Item 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Our headquarters office and distribution warehouse are located on a 40-acre complex at 5402 South 122nd East Ave, Tulsa, Oklahoma. We own the complex which includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant. Substantially all customer orders are fulfilled from our 170,000 square foot warehouse, in Tulsa, Oklahoma, using multiple flow-rack systems, referred to as “lines,” to expedite order completion, packaging, and shipment.

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

In addition to these owned properties, we also lease additional warehouse space in Tulsa, Oklahoma as needed for overflow inventory, a small office in San Diego, California that is used by our Kane Miller employees, and a warehouse and office space in Layton, Utah resulting from the acquisition of Learning Wrap-Ups. We believe that our operating facilities meet both present and future capacity needs.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”). The number of shareholders of record of EDC's common stock as of April 28, 2022 was 457.

For information regarding our compensation plans see Note 10 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased Under the Plan (1)
December 1-31, 2021	-	$-	-	514,594
January 1-31, 2022	-	-	-	514,594
February 1-28, 2022	-	-	-	514,594
Total	-	$-	-

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

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Remarks Regarding Forward Looking Statements” in the front of this Annual Report on Form 10-K.

Management Summary

We are the exclusive United States trade co-publisher of Usborne children’s books and the owner of Kane Miller. We operate two separate segments; UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The Publishing segment markets its products on a wholesale basis to various retail accounts. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, social media platform events (called “online parties”) and book fairs. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses are primarily compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate offices and distribution facilities.

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

Consultants

	FY 2022	FY 2021
New Consultants Added During Fiscal Year	26,100	56,100
Active Consultants at End of Fiscal Year	36,100	57,600

Our UBAM division’s multi-level marketing platform presently has eight levels of sales representatives:

●	Consultants

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

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

During fiscal year 2022, internet sales continued to be the largest sales channel within our UBAM division. The use of social media and party plan platforms, such as those available on Facebook, continue to be popular sales tools. These platforms allow consultants to “present” and customers to “attend” online purchasing events from any geographical location.

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

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2022	FY 2021
National chain bookstores	2%	5%
All other	98%	95%
Total net revenues	100%	100%

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

Our Publishing division activities and sales were significantly impacted during fiscal year 2021 due to the COVID-19 pandemic. Many of the national trade shows were canceled and a significant number of our retail customers temporarily closed to comply with their local health department recommendations. However, Publishing sales significantly increased this fiscal year due to the addition of new customers and stores opening back up to pre-pandemic levels.

Result of Operations

The following table shows our statements of earnings data:

	Twelve Months Ended February 28,
	2022	2021
Net revenues	$142,228,800	$204,635,100
Cost of goods sold	44,297,500	60,037,000
Gross margin	97,931,300	144,598,100

Operating expenses
Operating and selling	23,010,400	36,123,700
Sales commissions	44,377,500	69,977,200
General and administrative	20,302,200	22,541,500
Total operating expenses	87,690,100	128,642,400

Other (income) expense
Interest expense	916,400	561,000
Other income	(1,911,100)	(1,836,100)
Earnings before income taxes	11,235,900	17,230,800

Income taxes	2,929,100	4,606,800
Net earnings	$8,306,800	$12,624,000

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below.

The following is a discussion of significant changes in the non-segment related operating expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results

Total operating expenses not associated with a reporting segment were $17.8 million for fiscal year ended February 28, 2022, compared to $19.4 million for the same period a year ago. Operating expenses decreased $1.6 million primarily related to a decrease in warehouse labor of $1.6 million driven by efficiencies gained from the addition of two new pick-pack-ship lines in fiscal year 2022 and lower sales, plus a $1.0 million decrease in freight-handling costs from the decrease in number of outbound shipments, offset by a $0.5 million increase in depreciation expense related to the addition of the new pick-pack-ship lines and a $0.5 million increase in warehouse rent for the increase in inventory.

Interest expense increased $0.3 million, to $0.9 million for fiscal year ended February 28, 2022, compared to $0.6 million reported for fiscal year ended February 28, 2021 due primarily to the increase in our line of credit and the addition of the advancing term loans in the current fiscal year.

Income taxes decreased $1.7 million, to $2.9 million for fiscal year ended February 28, 2022, from $4.6 million for the same period a year ago. This decrease was primarily related to a decrease in taxable income for the current fiscal year compared to the prior fiscal year. The effective tax rate decreased by 0.6%, to 26.1% for fiscal year ended February 28, 2022, as compared to 26.7% for fiscal year ended February 28, 2021 primarily due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results

The following table summarizes the operating results of the UBAM segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2022	2021
Gross sales	$159,303,800	$237,317,700
Less discounts and allowances	(44,187,200)	(65,099,100)
Transportation revenue	13,861,900	23,790,700
Net revenues	128,978,500	196,009,300

Cost of goods sold	37,150,600	55,603,000
Gross margin	91,827,900	140,406,300

Operating expenses
Operating and selling	18,800,300	31,182,700
Sales commissions	43,801,300	69,707,200
General and administrative	4,788,800	6,695,800
Total operating expenses	67,390,400	107,585,700

Operating income	$24,437,500	$32,820,600

Average number of active consultants	44,900	48,700

UBAM net revenues decreased $67.0 million, or 34.2%, to $129.0 million for fiscal year ended February 28, 2022, when compared with net revenues of $196.0 million reported for fiscal year ended February 28, 2021. The average number of active consultants in fiscal year 2022 was 44,900, a decrease of 3,800, or 7.8%, from 48,700 in fiscal year 2021. The Company reports the average number of active consultants as a key indicator for this division. During fiscal year 2021, our active consultants grew from 29,600 at the beginning of the year to 57,600 at the end of the fiscal year. This active consultant growth resulted from pandemic-related events such as seeking replacement income from loss of full-time employment, an increase in the need for work-from-home opportunities and an increased demand for educational products in the home. During fiscal year 2022 our active consultant count has declined due to consultants returning to full-time work, as well as families experiencing children returning to the classroom, therefore requiring less learning-from-home materials than they had in the prior year. While a decrease in sales and consultants has occurred in fiscal year 2022, our UBAM division’s active consultants and sales continue to exceed pre-pandemic levels.

UBAM gross margin decreased $48.6 million, or 34.6%, to $91.8 million for fiscal year ended February 28, 2022, from $140.4 million reported for fiscal year ended February 28, 2021. Gross margin as a percentage of net revenues decreased 0.4% to 71.2% for fiscal year 2022 when compared to 71.6% for fiscal year 2021. The decrease in gross margin as a percentage of net revenues was due to the change in mix of order types received. In the current fiscal year, our web sales, which have the lowest discounts and pay the highest commissions decreased, while book fairs, school and library sales and other in-person sale types increased year over year, due to the lessening of COVID-19 restrictions and the reopening of schools and other in-person activities.

Total UBAM operating expenses decreased $40.2 million, or 37.4%, to $67.4 million during the fiscal year ended February 28, 2022, when compared with $107.6 million reported for fiscal year ended February 28, 2021. Operating and selling expenses decreased $12.4 million, to $18.8 million for fiscal year ended February 28, 2022, from $31.2 million reported in the same period a year ago due to a $11.4 million decrease in shipping costs associated with the decrease in volume of orders shipped and a $1.0 million decrease in accruals for the Company’s annual incentive trip and other consultant rewards associated with the decrease in UBAM sales. Sales commissions decreased $25.9 million, to $43.8 million during the fiscal year ended February 28, 2022, when compared to $69.7 million reported in the same period a year ago primarily due to the decrease in net revenues. General and administrative expenses decreased $1.9 million, to $4.8 million during the fiscal year ended February 28, 2022, when compared with $6.7 million reported for fiscal year ended February 28, 2021. This decrease was due to $1.5 million of decreased credit card transaction fees associated with decreased sales volumes and a $0.4 million decrease in promotions and marketing expenses associated with decreased consultant counts.

Operating income of our UBAM division decreased $8.4 million, or 25.6%, to $24.4 million for fiscal year ended February 28, 2022, as compared to $32.8 million reported for fiscal year ended February 28, 2021. Operating income of the UBAM division as a percentage of net revenues for the year ended February 28, 2022 was 18.9%, compared to 16.7% for the year ended February 28, 2021, a change of 2.2%. Operating income as a percentage of net revenues changed from the prior year primarily due to $1.3 million of reduced freight handling costs primarily from reduced peak surcharges in the current fiscal year due to lower shipping volumes, a $0.4 million decrease in accrual expenses for the Company’s annual incentive trip and other consultant rewards resulting from less award earners, offset by a $0.6 million increase in cost of goods sold resulting from fewer rebates and discounts associated with purchase volumes as well as increased ocean freight costs on inbound inventory and $0.3 million in other various cost changes.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2022	2021
Gross sales	$28,163,000	$18,271,900
Less discounts and allowances	(14,922,100)	(9,715,600)
Transportation revenue	9,400	69,500
Net revenues	13,250,300	8,625,800

Cost of goods sold	7,146,900	4,434,000
Gross margin	6,103,400	4,191,800

Total operating expenses	2,463,600	1,620,200

Operating income	$3,639,800	$2,571,600

Our Publishing division’s net revenues increased $4.7 million, or 54.7%, to $13.3 million for fiscal year ended February 28, 2022, when compared with net revenues of $8.6 million reported for fiscal year ended February 28, 2021. Many Publishing customers closed their stores during the first and second quarters of fiscal year 2021 due to the COVID-19 pandemic and did not reopen until the third or fourth quarter of fiscal year 2021. As such, much of the sales increase resulted from the return of customer activity to pre-pandemic levels in fiscal year 2022.

Gross margin increased $1.9 million, to $6.1 million for fiscal year ended February 28, 2022, from $4.2 million reported for fiscal year ended February 28, 2021. The increase in gross margin primarily resulted from the increase in net revenues. Gross margin as a percentage of net revenues decreased 2.5%, to 46.1% for fiscal year 2022, compared to 48.6% reported the same period a year ago. The decrease in gross margin percentage resulted primarily from the increase in cost of goods sold resulting from fewer rebates and discounts associated with purchase volumes as well as increased ocean freight costs on inbound inventory and a change in our customer mix. Customers receive varying discounts due to higher sales volumes and contract terms.

Operating income for the segment increased $1.0 million, or 38.5%, to $3.6 million for fiscal year ended February 28, 2022, from $2.6 million reported during the same period last year. The increase in operating income resulted primarily from increased gross margin from increased sales partially offset by increased inside sales commissions due to the addition of new retail customers.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. We also use available cash to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of fiscal year 2022, our revolving bank credit facility loan balance was $17.7 million with $2.3 million in available capacity.

During fiscal year 2022, we experienced negative cash flows from operations of $21,143,300. These cash flows resulted from:

● net earnings of $8,306,800

Adjusted for:

● depreciation expense of $2,126,700

● share-based compensation expense of $1,046,500

● provision for inventory valuation allowance of $235,700

● provision for doubtful accounts of $115,800

Offset by:

● deferred income taxes of $208,600

Positively impacted by:

● increase in income taxes payable of $111,700

Negatively impacted by:

● increase in inventories, net of $21,396,900

● decrease in accounts payable of $6,201,300

● decrease in accrued salaries, commissions, and other liabilities of $2,868,300

● decrease in deferred revenue of $1,794,300

● increase in accounts receivable of $407,900

● increase in prepaid expenses and other assets of $209,200

During the year our inventories increased significantly as we replenished quantities at volumes based on fiscal year 2021 sales. As sales during fiscal year 2022 have decreased, we have reduced purchase order quantities back to more historical sales levels. We expect our inventory levels to decline in fiscal year 2023 to more normalized levels.

Cash used in investing activities was $3,940,900 for capital expenditures, which were comprised of $2,722,900 in equipment purchased to increase our daily shipping capacity, $618,300 in software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders, $376,000 in other building and equipment improvements, and $223,700 in patents and trademarks from the purchase of Learning Wrap-Ups.

Cash provided by financing activities was $23,633,200 which was comprised of proceeds from term debt of $15,244,700, increase in borrowings on the line of credit of $12,478,200 and net cash received in treasury stock transactions of $617,100, offset by payments of $3,429,100 for dividends and payments on term debt of $1,277,700.

We continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to pay down our line of credit, expand our product offerings, to liquidate existing debt, and any excess cash is expected to be distributed to our shareholders.

On February 15, 2021, the Company executed the Amended and Restated Loan Agreement with MidFirst Bank which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 had a fixed interest rate of 4.23%, with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land. Term Loan #1 was amended on April 1, 2021 by executing the First Amendment to the Loan Agreement which reduced the fixed interest rate to 3.12% and removed the prepayment premium from the Loan Agreement. The outstanding borrowings on Term Loan #1 were $10.3 million and $11.0 million as of February 28, 2022 and February 28, 2021, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan #1 to be used to finance planned equipment purchases. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan #1 accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. Our borrowings outstanding under the Advancing Term Loan #1 at February 28, 2022 were $4.8 million.

The Amended and Restated Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Our borrowings outstanding on our line of credit at February 28, 2022 and February 28, 2021 were $17.7 million and $5.2 million, respectively. Available credit under the revolving line of credit was approximately $2.3 million and $9.6 million at February 28, 2022 and February 28, 2021, respectively.

On November 19, 2021, the Company executed the Fourth Amendment to the Loan Agreement which established Advancing Term Loan #2 in the principal amount of $10.0 million, amended the definition of LIBO Rate and LIBOR Margin and added Benchmark Replacement Provisions. The Advancing Term Loan #2 is a 120-month amortizing loan maturing November 19, 2031 and accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. Our borrowings outstanding under the Advancing Term Loan #2 at February 28, 2022 were $9.9 million.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. For the year ended February 28, 2022, we had no letters of credit outstanding. The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the amount of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2023	$2,542,200
2024	2,591,800
2025	2,638,500
2026	10,489,800
2027	1,518,700
Thereafter	5,219,100
Total	$25,000,100

During fiscal year 2022 we continued our quarterly dividend payments of $0.10.

In April 2008, our Board of Directors amended our 1998 stock repurchase plan, establishing that we may purchase up to an additional 1,000,000 shares as market conditions warrant. In February 2019, our Board of Directors approved a new stock repurchase plan to replace the amended 2008 plan. Under the new 2019 plan, the Company is authorized to purchase up to 800,000 shares of common stock, which represented approximately 9% of the outstanding shares as of February 28, 2022, of which 514,594 remains available to purchase as of February 28, 2022. Management believes using excess liquidity to purchase outstanding shares enhances the value to the remaining shareholders and that these repurchases will have no adverse effect on our short-term and long-term liquidity.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off Balance Sheet Arrangements

As of February 28, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season. Historically, we have experienced an increase in inventory during the Summer in anticipation for the Fall increase in sales. In addition, new titles are typically released twice a year, in the Spring and Fall, which increases our inventory the months preceding these scheduled releases. The Company uses available cash or working capital borrowings to fund these increases in inventory.

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

During fiscal years 2022 and 2021, the Company recognized $1.0 million and $0.9 million, respectively, of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 28, 2022 and February 28, 2021.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.3 million for the fiscal years ended February 28, 2022 and February 28, 2021.

Inventory

Our inventory contains over 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title. Almost all of our product line is saleable as the books are not topical in nature and remain current in content today as well as in the future. Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai typically resulting in a four to six-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title and anticipated sales of specific titles. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. Noncurrent inventory balances prior to valuation allowances were $2.4 million and $0.9 million at February 28, 2022 and February 28, 2021, respectively. Noncurrent inventory valuation allowances were $0.4 million and $0.2 million at February 28, 2022 and February 28, 2021, respectively.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 6.4% of our active consultants have maintained consignment inventory at the end of fiscal year 2022. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.4 million and $1.1 million at February 28, 2022 and February 28, 2021, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.9 million and $0.7 million at February 28, 2022 and February 28, 2021, respectively.

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

The information required by Item 8 begins at page 25.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 28, 2022. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) thru 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2022. Our internal control over financial reporting as of February 28, 2022 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Educational Development Corporation's (the Company) internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of February 28, 2022 and 2021, the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements and our report dated May 5, 2022 expressed an unqualified opinion.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

May 5, 2022

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

(b) Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

(c) Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 6, 2022.

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

10.9

Amended and Restated Loan Agreement dated February 15, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.10 to form 10-K dated February 28, 2021 (File No. 0-04957)

10.10

First Amendment to the Amended and Restated Loan Agreement, dated April 1, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.11 to Form 10-K dated February 28, 2021 (File No. 0-04957).

10.11

Second Amendment to the Amended and Restated Loan Agreement, dated July 16, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.1 to Form 10-Q dated August 31, 2021 (File No. 0-04957).

10.12

Third Amendment to the Amended and Restated Loan Agreement, dated August 31, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.2 to Form 10-Q dated August 31, 2021 (File No. 0-04957).

10.13

Fourth Amendment to the Amended and Restated Loan Agreement, dated November 19, 2021 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated November 24, 2021 (File No. 0-04957).

**10.14	Fifth Amendment to the Amended and Restated Loan Agreement, dated April 11, 2022 by and between the Company and MidFirst Bank, Tulsa, OK.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 5, 2022	By	/s/ Craig M. White
Craig M. White
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 5, 2022	/s/ Craig M. White
Craig M. White, Director
President and Chief Executive Officer
(Principal Executive Officer)

	May 5, 2022	/s/ Randall W. White
Randall W. White, Director
Chairman of the Board

	May 5, 2022	/s/ John A. Clerico
John A. Clerico, Director

	May 5, 2022	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 5, 2022	/s/ Joshua J. Peters
Joshua J. Peters, Director

	May 5, 2022	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2022 and 2021, the related statements of earnings, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 5, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Tulsa, Oklahoma

May 5, 2022

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 28,

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$361,200	$1,812,200
Accounts receivable, less allowance for doubtful accounts of $336,700 (2022) and $331,900 (2021)	3,638,800	3,346,700
Inventories - net	71,553,600	51,762,400
Prepaid expenses and other assets	960,500	1,219,300
Total current assets	76,514,100	58,140,600

INVENTORIES - net	2,055,300	685,300
PROPERTY, PLANT AND EQUIPMENT - net	30,484,000	29,951,000
DEFERRED INCOME TAX ASSET	118,700	-
OTHER ASSETS	761,600	73,600
TOTAL ASSETS	$109,933,700	$88,850,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,411,800	$19,674,300
Line of credit	17,723,500	5,245,300
Deferred revenues	681,600	2,475,900
Current maturities of long-term debt	2,542,200	533,500
Accrued salaries and commissions	1,890,200	3,488,000
Dividends payable	870,700	835,100
Income taxes payable	241,900	130,200
Other current liabilities	3,897,900	5,533,000
Total current liabilities	40,259,800	37,915,300

LONG-TERM DEBT - net of current maturities and debt issuance costs	22,409,500	10,451,200
DEFERRED INCOME TAX LIABILITY	-	89,900
OTHER LONG-TERM LIABILITIES	498,900	134,300
Total liabilities	63,168,200	48,590,700

COMMITMENTS AND CONTINGENCIES – See Note 9

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,707,247 (2022) and 8,346,600 (2021) shares	2,540,400	2,482,000
Capital in excess of par value	12,246,600	10,863,900
Retained earnings	44,525,100	39,683,000
	59,312,100	53,028,900
Less treasury stock, at cost	(12,546,600)	(12,769,100)
Total shareholders' equity	46,765,500	40,259,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$109,933,700	$88,850,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF EARNINGS

FOR THE YEARS ENDED FEBRUARY 28,

	2022	2021
GROSS SALES	$187,466,800	$255,589,600
Less discounts and allowances	(59,109,300)	(74,814,700)
Transportation revenue	13,871,300	23,860,200
NET REVENUES	142,228,800	204,635,100
COST OF GOODS SOLD	44,297,500	60,037,000
Gross margin	97,931,300	144,598,100

OPERATING EXPENSES:
Operating and selling	23,010,400	36,123,700
Sales commissions	44,377,500	69,977,200
General and administrative	20,302,200	22,541,500
Total operating expenses	87,690,100	128,642,400

INTEREST EXPENSE	916,400	561,000
OTHER INCOME	(1,911,100)	(1,836,100)

EARNINGS BEFORE INCOME TAXES	11,235,900	17,230,800

INCOME TAXES	2,929,100	4,606,800
NET EARNINGS	$8,306,800	$12,624,000

BASIC AND DILUTED EARNINGS PER SHARE:
Basic	$1.03	$1.51
Diluted	$0.98	$1.50

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,039,843	8,352,474
Diluted	8,452,340	8,426,724
Dividends per share	$0.40	$0.32

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 28 (29),

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity
BALANCE - February 29, 2020	12,410,080	$2,482,000	$9,843,900	$29,732,200	4,061,429	$(12,665,300)	$29,392,800
Purchases of treasury stock	-	-	-	-	22,565	(163,800)	(163,800)
Sales of treasury stock	-	-	57,800	-	(26,828)	83,600	141,400
Dividends declared ($0.32/share)	-	-	-	(2,673,200)	-	-	(2,673,200)
Forfeiture of restricted share awards	-	-	23,600	-	6,314	(23,600)	-
Share-based compensation expense (see Note 10)	-	-	938,600	-	-	-	938,600
Net earnings	-	-	-	12,624,000	-	-	12,624,000
BALANCE - February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	418,200	-	(63,647)	198,900	617,100
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.40/share)	-	-	-	(3,464,700)	-	-	(3,464,700)
Share-based compensation expense (see Note 10)	-	-	1,046,500	-	-	-	1,046,500
Net earnings	-	-	-	8,306,800	-	-	8,306,800
BALANCE - February 28, 2022	12,702,080	2,540,400	12,246,600	44,525,100	3,994,833	(12,546,600)	46,765,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,306,800	$12,624,000
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,126,700	1,633,200
Deferred income taxes	(208,600)	(903,400)
Provision for doubtful accounts	115,800	139,800
Provision for inventory valuation allowance	235,700	198,600
Share-based compensation expense	1,046,500	938,600
Changes in assets and liabilities:
Accounts receivable	(407,900)	(519,400)
Inventories, net	(21,396,900)	(21,542,300)
Prepaid expenses and other assets	(209,200)	(260,100)
Accounts payable	(6,201,300)	8,952,000
Accrued salaries and commissions, and other liabilities	(2,868,300)	4,502,000
Deferred revenues	(1,794,300)	1,702,800
Income taxes payable	111,700	351,900
Total adjustments	(29,450,100)	(4,806,300)
Net cash provided by/(used in) operating activities	(21,143,300)	7,817,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,717,200)	(4,145,300)
Purchases of other assets	(223,700)	-
Net cash used in investing activities	(3,940,900)	(4,145,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(1,277,700)	(9,274,400)
Proceeds from term debt	15,244,700	1,447,400
Sales of treasury stock	617,100	141,400
Purchases of treasury stock	-	(163,800)
Net borrowings under line of credit	12,478,200	5,245,300
Dividends paid	(3,429,100)	(2,255,500)
Net cash provided by/(used in) financing activities	23,633,200	(4,859,600)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,451,000)	(1,187,200)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,812,200	2,999,400
CASH AND CASH EQUIVALENTS - END OF YEAR	$361,200	$1,812,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$890,000	$582,000
Cash paid for income taxes	$2,970,000	$4,806,900

NON-CASH TRANSACTIONS:
Accrued capital expenditures	$-	$1,061,200

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

Reclassifications—Certain reclassifications have been made to the fiscal year 2021 balance sheet, statement of cash flows and footnotes to conform to the classifications used in fiscal year 2022. These reclassifications had no effect on net earnings.

Business Concentration—A significant portion of our inventory purchases are concentrated with Usborne. Purchases from them were approximately $42,596,300 and $50,772,900 for the years ended February 28, 2022 and February 28, 2021, respectively. Total inventory purchases for those same periods were approximately $64,670,700 and $72,359,900, respectively. As of February 28, 2022 and February 28, 2021, our outstanding accounts payable due to Usborne was $8,783,900 and $14,561,000, respectively.

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

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date. Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts. During fiscal year 2021, extended payment terms were granted to customers that were negatively impacted by the COVID-19 pandemic. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

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

Management has estimated an allowance for doubtful accounts of $336,700 and $331,900 as of February 28, 2022 and February 28, 2021, respectively.

Inventories—Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average costing method. We present a portion of our inventory as a noncurrent asset. Occasionally we purchase book inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier. These excess quantities are included in noncurrent inventory. We estimate noncurrent inventory using the current year turnover ratio by title and anticipated sales of specific titles. For inventory that has at least twelve months of sales history, inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory.

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers and the individual shipment terms for the order. The majority of Usborne and Kane Miller orders pass title at FOB-Port of Shipment. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment, excluding the estimated reserve, with consultants was $1,399,200 and $1,114,100 at February 28, 2022 and February 28, 2021, respectively. The Company has reserved for consignment inventory not expected to be sold or returned of $505,100 and $478,600 as of February 28, 2022 and February 28, 2021, respectively.

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

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of  the carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2022 or 2021.

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

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our books are sold to end consumers through our UBAM division and retail outlets through our Publishing division. Refer to Note 13 – Business Segments for revenue by segment. Revenues of both divisions are recognized at shipping point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred. Products are shipped FOB-Shipping Point. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for as a pass-through liability, and therefore are excluded from net sales.

The majority of UBAM’s sales contracts have a single performance obligation and are short-term in nature. UBAM’s sales are generally collected at the time the product is ordered. Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheets. Sales associated with consignment inventory are recognized when reported by the consignee and payment associated with the sale has been collected. Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Certain UBAM sales contracts associated with the hostess award programs include sales incentives, such as discounted products. These incentives provide a separate performance obligation in the contract and material right to the customer. The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right. As the products included as sales incentives are shipped with the associated products ordered, there is no deferral required. Revenues allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statements of earnings.

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing’s sales may be collected at the time the product is shipped or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and cost of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 as of both February 28, 2022 and February 28, 2021, which is included in other current liabilities on the Company’s balance sheets. In addition, Management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheets as of both February 28, 2022 and February 28, 2021.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in general and administrative expenses in the statements of earnings, were $765,100 and $1,181,300 for the years ended February 28, 2022 and February 28, 2021, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $22,005,600 and $34,167,000 for the years ended February 28, 2022 and February 28, 2021, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 28,
	2022	2021
Earnings per share:
Net earnings applicable to common shareholders	$8,306,800	$12,624,000
Shares:
Weighted average shares outstanding-basic	8,039,843	8,352,474
Issuance of nonvested restricted shares	412,497	74,250
Weighted average shares outstanding-diluted	8,452,340	8,426,724

Diluted earnings per share:
Basic	$1.03	$1.51
Diluted	$0.98	$1.50

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

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (LIBOR). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. The Company’s debt agreements include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact to our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we apply such guidance to those contract modifications.

2. INVENTORIES

Inventories consist of the following:

	February 28,
	2022	2021
Current:
Book inventory	$72,064,400	$52,276,200
Inventory valuation allowance	(510,800)	(513,800)
Inventories net - current	$71,553,600	$51,762,400

Noncurrent:
Book inventory	$2,437,600	$894,300
Inventory valuation allowance	(382,300)	(209,000)
Inventories net - noncurrent	$2,055,300	$685,300

Inventory in transit totaled $2,732,400 and $6,467,400 at February 28, 2022 and February 28, 2021, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2022	2021
Land	$4,107,200	$4,107,200
Building	20,424,900	20,373,900
Building improvements	2,274,100	1,949,200
Machinery and equipment	14,223,500	8,289,400
Furniture and fixtures	110,800	110,800
Capitalized software	1,151,900	866,500
Property, plant and equipment - in progress	496,900	4,436,300
Total property, plant and equipment	42,789,300	40,133,300
Less accumulated depreciation	(12,305,300)	(10,182,300)
Property, plant and equipment-net	$30,484,000	$29,951,000

During fiscal year 2021, the Company placed into service UBAM platform upgrades that the consultants use to monitor their business and continued its development of a new platform for customers to place orders. In fiscal year 2022, the Company put into production two new pick-pack-ship lines to increase the Company’s daily shipping capacity.

4. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2022	2021
Accrued royalties	$873,800	$1,423,400
Accrued UBAM incentives	1,610,800	1,695,000
Accrued freight	191,400	265,700
Sales tax payable	499,900	986,400
Allowance for expected inventory returns	201,500	201,500
Other	520,500	961,000
Total other current liabilities	$3,897,900	$5,533,000

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$90,900	$89,600
Inventory overhead capitalization	203,500	127,700
Inventory valuation allowance	137,900	138,700
Inventory valuation allowance – noncurrent	103,200	56,400
Allowance for sales returns	27,200	27,200
Accruals	953,600	754,200
Total deferred tax assets	1,516,300	1,193,800

Deferred tax liabilities:
Property, plant and equipment	(1,397,600)	(1,283,700)
Total deferred tax liabilities	(1,397,600)	(1,283,700)

Net deferred income tax assets (liabilities)	$118,700	$(89,900)

The components of income tax expense are as follows:

	February 28,
	2022	2021
Current:
Federal	$2,663,900	$3,236,400
State	623,700	901,600
	3,287,600	4,138,000
Deferred:
Federal	(304,400)	382,100
State	(54,100)	86,700
	(358,500)	468,800
Total income tax expense	$2,929,100	$4,606,800

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 28,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	5.5%	5.5%
Other	(0.4)%	0.2%
Total income tax expense	26.1%	26.7%

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

6. EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock which the Plan Administrator acquires directly from the NASDAQ. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments. The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements. The Company’s matching contributions are discretionary and approved annually at a meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $161,300 and $126,800 during the years ended February 28, 2022 and February 28, 2021, respectively.

7. LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under Accounting Standards Codification (“ASC”) 842 - Leases. Our lessee arrangement includes two rental agreements where we have the exclusive use of dedicated office space in San Diego, California, as well as warehouse and office space in Layton, Utah, and both qualify as an operating lease. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

In accordance with ASC 842, we have made an accounting policy election to not apply the standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We will continue to account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset.

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

	February 28,
	2022	2021
Operating lease assets:
Right-of-use assets	$495,800	$34,100

Operating lease liabilities:
Current lease liabilities	$111,000	$13,700
Long-term lease liabilities	$384,800	$20,400

Remaining lease term (months)	57.0	31.0
Discount Rate	3.06%	4.60%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of earnings. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	February 28,
	2022	2021

Fixed lease costs	$35,300	$13,200

Future minimum rental payments under operating leases with initial terms greater than one year as of February 28, 2022, are as follows:

Years ending February 28 (29),
2023	$110,400
2024	111,600
2025	112,900
2026	114,300
2027	86,600
Total future minimum rental payments	535,800
Present value discount	(40,000)
Total operating lease liability	$495,800

The following table provides further information about our operating leases reported in our financial statements:

	February 28,
	2022	2021

Operating cash flows – operating leases	$35,300	$13,200

Operating Leases – Lessor

In connection with the 2015 purchase of our 400,000 square-foot facility on 40-acres, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $119,100 per month, through the lease anniversary date of December 2022, with a 2.0% annual increase adjustment on each anniversary date thereafter. The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term. Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of earnings. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances, on which the variable lease payments are based, occur.

On April 4, 2020, we executed an amendment to one of our existing leases that abated rental payments for the months of May, June and July 2020. The amendment also extended the term of the lease for three additional months. This amendment represents a lease modification and, as such, we have adjusted our fixed rental income on a straight-line basis over the remaining term starting May 1, 2020.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2023	$1,573,200
2024	1,577,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
Thereafter	6,536,200
Total	$14,313,500

The cost of the leased space was approximately $10,834,300 and $10,826,400 as of February 28, 2022 and February 28, 2021, respectively. The accumulated depreciation associated with the leased assets was $2,603,300 and $2,216,700 as of February 28, 2022 and February 28, 2021, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the balance sheets.

8. DEBT

Debt consists of the following:

	February 28,
	2022	2021
Line of credit	$17,723,500	$5,245,300

Advancing term loan #1	$4,782,600	$-
Advancing term loan #2	9,868,400	-
Term loan #1	10,349,100	10,984,700
Total long-term debt	25,000,100	10,984,700

Less current maturities	(2,542,200)	(533,500)
Less debt issue cost	(48,400)	-
Long-term debt, net	$22,409,500	$10,451,200

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

The Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through August 15, 2022 with interest payable monthly at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.40% at February 28, 2022). On July 16, 2021, the Company executed the Second Amendment to the Loan Agreement which increased the Maximum Revolving Principal Amount from $15.0 million to $20.0 million. On August 31, 2021, the Company executed the Third Amendment to the Loan Agreement which modified the advance rates used in the borrowing base certificate. Available credit under the revolving line of credit was approximately $2,276,500 and $9,570,200 at February 28, 2022 and February 28, 2021, respectively.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan #1 to be used to finance planned equipment purchases. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan #1 accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.40% at February 28, 2022).

On November 19, 2021, the Company executed the Fourth Amendment to the Loan Agreement which established Advancing Term Loan #2 in the principal amount of $10.0 million, amended the definition of LIBO Rate and LIBOR Margin and added Benchmark Replacement Provisions. The Advancing Term Loan #2 is a 120-month amortizing loan maturing November 19, 2031 and accrues interest at the Bank-adjusted LIBOR Index plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 3.40% at February 28, 2022).

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balance of Term Loan #1. EBITDA is defined in the Loan Agreement as net income plus interest expense, income tax expense (benefit) and depreciation and amortization expenses. The Adjusted Funded Debt to EBITDA ratio includes Adjusted Funded Debt to trailing twelve months EBITDA, reduced by specific rental income received from a third party, see Note 7. The $20.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The advancing term loans and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio. The variable interest pricing tiers are as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	LIBOR Margin (bps)
I	> 2.50	325.00
II	> 2.00 but < 2.50	300.00
III	> 1.50 but < 2.00	275.00
IV	< 1.50	250.00

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than August 15, 2022, and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. We had no letters of credit outstanding as of February 28, 2022.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2023	$2,542,200
2024	2,591,800
2025	2,638,500
2026	10,489,800
2027	1,518,700
Thereafter	5,219,100
Total	$25,000,100

9. COMMITMENTS AND CONTINGENCIES

As of February 28, 2022, the Company had outstanding purchase commitments for inventory totaling $11,407,500, which will be received and payments due during fiscal year 2023. Of these inventory commitments, $6,635,300 were with Usborne, $4,687,700 with various Kane Miller publishers and the remaining $84,500 with other suppliers.

10. SHARE-BASED COMPENSATION

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. The remaining compensation expense for the outstanding awards, totaling approximately $653,500, will be recognized ratably over the remaining vesting period of approximately 12 months as of February 28, 2022.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan, including the 5,000 aforementioned shares that were previously forfeited and held in Treasury, with an average grant-date fair value of $6.30 per share. The remaining compensation expense of these awards, totaling approximately $1,178,400, will be recognized ratably over the remaining vesting period of approximately 36 months as of February 28, 2022.

As of February 28, 2022, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 28,
	2022	2021

Share-based compensation expense	$1,046,500	$938,600

The following table summarizes stock award activity during fiscal year 2022 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2021	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at February 28, 2022	600,000	$8.14

As of February 28, 2022, total unrecognized share-based compensation expense related to unvested restricted shares was $1,831,900, which we expect to recognize over a weighted-average period of 27.4 months.

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

During fiscal year 2022, there were no repurchases under the 2019 stock repurchase plan. During fiscal year 2021, we purchased 22,565 shares at an average price of $7.27 per share totaling approximately $163,800 under the 2019 stock repurchase plan. The maximum number of shares that may be repurchased in the future is 514,594.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2022 and February 28, 2021:

	Net Revenues	Gross Margin	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
2022
First quarter	$40,807,900	$28,778,000	$3,438,100	$0.43	$0.41
Second quarter	32,994,400	22,495,500	1,898,200	0.23	0.22
Third quarter	45,112,300	31,215,000	2,646,600	0.33	0.31
Fourth quarter	23,314,200	15,442,800	323,900	0.04	0.04
Total year	$142,228,800	$97,931,300	$8,306,800	$1.03	$0.98

2021
First quarter	$38,291,700	$26,896,200	$1,931,100	$0.23	$0.23
Second quarter	59,250,100	41,940,600	4,255,000	0.51	0.51
Third quarter	66,750,300	47,152,500	4,269,600	0.51	0.51
Fourth quarter	40,343,000	28,608,800	2,168,300	0.26	0.25
Total year	$204,635,100	$144,598,100	$12,624,000	$1.51	$1.50

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

Information by industry segment for the years ended February 28, 2022 and February 28, 2021 is set forth below:

NET REVENUES

	2022	2021
Publishing	$13,250,300	$8,625,800
UBAM	128,978,500	196,009,300
Total	$142,228,800	$204,635,100

EARNINGS (LOSS) BEFORE INCOME TAXES

	2022	2021
Publishing	$3,639,800	$2,571,600
UBAM	24,437,500	32,820,600
Other	(16,841,400)	(18,161,400)
Total	$11,235,900	$17,230,800

14. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our term notes payable is estimated by management to approximate $24,521,600 and $11,078,800 as of February 28, 2022 and February 28, 2021, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

15. DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 28, 2022 and February 28, 2021 are recorded as deferred revenues on the balance sheets. We received approximately $681,600 and $2,475,900 as of February 28, 2022 and February 28, 2021, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the fiscal year end.

16. SUBSEQUENT EVENTS

On April 11, 2022, the Company executed the Fifth Amendment to the Loan Agreement which temporarily increased the maximum revolving principal amount from $20.0 million to $25.0 million. The temporary increase period began on April 11, 2022 and ends on September 15, 2022, at which time the maximum revolving principal will automatically revert back to $20.0 million. It also extended the termination date on the revolving loan from August 15, 2022 to April 11, 2023. Furthermore, this amendment defines the Benchmark Replacement, as the use of LIBO Rates have been discontinued, and now uses SOFR (“Secured Overnight Financing Rate”) which is published by the Chicago Mercantile Exchange. SOFR Margin, based upon the Adjusted Funded Debt to EBITDA Ratio increased across all four pricing tiers by 5 basis points. Lastly, the Adjusted Funded Debt Test Default changed to 3.50:1.00 for calendar months ending before May 31, 2022, and 2.75:1.00 thereafter.