Form 10-Q
period 2022-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2022-07-07
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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
Yes ☐ No ☒

As of June 28, 2022, there were 8,698,838 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 28, 2022 and in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
ASSETS	2022	2022
CURRENT ASSETS
Cash and cash equivalents	$1,419,400	$361,200
Accounts receivable, less allowance for doubtful accounts of $265,000 (May 31) and $336,700 (February 28)	3,842,900	3,638,800
Inventories - net	66,699,500	71,553,600
Prepaid expenses and other assets	1,021,600	960,500
Total current assets	72,983,400	76,514,100

INVENTORIES - net	3,851,600	2,055,300
PROPERTY, PLANT AND EQUIPMENT - net	29,997,100	30,484,000
DEFERRED INCOME TAX ASSET	117,300	118,700
OTHER ASSETS	728,000	761,600
TOTAL ASSETS	$107,677,400	$109,933,700

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,712,800	$12,411,800
Line of credit	22,508,900	17,723,500
Deferred revenues	1,718,000	681,600
Current maturities of long-term debt	2,517,500	2,542,200
Accrued salaries and commissions	1,620,500	1,890,200
Dividends payable	-	870,700
Income taxes payable	279,100	241,900
Other current liabilities	2,718,900	3,897,900
Total current liabilities	38,075,700	40,259,800

LONG-TERM DEBT - net	21,820,100	22,409,500
OTHER LONG-TERM LIABILITIES	475,300	498,900
Total liabilities	60,371,100	63,168,200

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (May 31 and February 28) shares; Outstanding 8,698,838 (May 31) and 8,707,247 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	12,642,900	12,246,600
Retained earnings	44,740,900	44,525,100
	59,924,200	59,312,100
Less treasury stock, at cost	(12,617,900)	(12,546,600)
Total shareholders' equity	47,306,300	46,765,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$107,677,400	$109,933,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,
	2022	2021
GROSS SALES	$31,338,200	$52,391,600
Less discounts and allowances	(10,085,200)	(15,954,100)
Transportation revenue	1,907,900	4,370,400
NET REVENUES	23,160,900	40,807,900
COST OF GOODS SOLD	7,851,500	12,029,900
Gross margin	15,309,400	28,778,000

OPERATING EXPENSES
Operating and selling	3,770,600	6,442,600
Sales commissions	6,871,800	12,966,700
General and administrative	4,384,300	5,139,000
Total operating expenses	15,026,700	24,548,300

INTEREST EXPENSE	388,100	167,800
OTHER INCOME	(390,700)	(598,700)

EARNINGS BEFORE INCOME TAXES	285,300	4,660,600

INCOME TAXES	69,500	1,222,500
NET EARNINGS	$215,800	$3,438,100

BASIC AND DILUTED EARNINGS PER SHARE
Basic	$0.03	$0.43
Diluted	$0.03	$0.41

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,086,427	8,029,264
Diluted	8,473,610	8,481,980
Dividends per share	$-	$0.10

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2022

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted share awards	-	-	95,700	-	16,180	(95,700)	-
Share-based compensation expense (see Note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,642,900	$44,740,900	4,003,242	$(12,617,900)	$47,306,300

FOR THE THREE MONTHS ENDED MAY 31, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE - February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Share-based compensation expense (see Note 6)	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$215,800	$3,438,100
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	599,600	432,000
Deferred income taxes	1,400	237,500
Provision for doubtful accounts	(63,600)	37,600
Provision for inventory valuation allowance	-	60,000
Share-based compensation expense	261,600	261,600
Changes in assets and liabilities:
Accounts receivable	(140,500)	(665,100)
Inventories - net	3,057,800	(4,928,000)
Prepaid expenses and other assets	(31,400)	(235,400)
Accounts payable	(5,699,000)	(577,400)
Accrued salaries and commissions and other liabilities	(1,472,300)	(3,617,000)
Deferred revenues	1,036,400	(288,000)
Income taxes payable	37,200	967,700
Total adjustments	(2,412,800)	(8,314,500)
Net cash used in operating activities	(2,197,000)	(4,876,400)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(108,800)	(1,617,200)
Net cash used in investing activities	(108,800)	(1,617,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(614,100)	(142,300)
Proceeds from term debt	-	3,896,200
Sales of treasury stock	63,400	32,000
Net borrowings under line of credit	4,785,400	3,487,200
Dividends paid	(870,700)	(835,100)
Net cash provided by financing activities	3,364,000	6,438,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,058,200	(55,600)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	361,200	1,812,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,419,400	$1,756,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$370,200	$152,400
Cash paid for income taxes	$52,300	$17,200

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2022 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2022 condensed statement of cash flows to conform to the classifications used in fiscal 2023. These reclassifications had no effect on net earnings.

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

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2022 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standards apply to us:

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (“LIBOR”). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. With the execution of the Fifth Amendment to the Company’s Amended and Restated Loan Agreement the Benchmark Replacement for LIBOR is defined as the Secured Overnight Financing Rate (“SOFR") published by the Chicago Mercantile Exchange. The change from LIBOR to SOFR did not require remeasurement or reassessment of a previous accounting determination and did not have a material impact to our condensed financial statements.

Note 2 – INVENTORIES

Inventories consist of the following:

	May 31, 2022	February 28, 2022
Current:
Book inventory	$67,093,400	$72,064,400
Inventory valuation allowance	(393,900)	(510,800)
Inventories net – current	$66,699,500	$71,553,600

Noncurrent:
Book inventory	$4,269,900	$2,437,600
Inventory valuation allowance	(418,300)	(382,300)
Inventories net – noncurrent	$3,851,600	$2,055,300

Inventory in transit totaled $590,700 and $2,732,400 at May 31, 2022 and February 28, 2022, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). Our distribution agreement includes an annual minimum purchase volume, which if not met may modify the termination provisions from not less than 12 months to not less than 30 days. Purchases received from this company were $3,577,300 and $12,288,300 for the three months ended May 31, 2022 and 2021, respectively. Total inventory purchases received from all suppliers were $5,978,600 and $17,785,200 for the three months ended May 31, 2022 and 2021, respectively.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under Accounting Standards Codification (“ASC”) 842 - Leases. Our lessee arrangements include two rental agreements where we have the exclusive use of dedicated office space in San Diego, California, as well as warehouse and office space in Layton, Utah, and both qualify as an operating lease. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income on our condensed statements of earnings.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2023	$1,182,100
2024	1,577,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
Thereafter	6,536,200
Total	$13,922,400

The cost of the leased space was $10,834,300 for both May 31, 2022 and February 28, 2022, respectively. The accumulated depreciation associated with the leased assets was $2,700,000 and $2,603,300 as of May 31, 2022 and February 28, 2022, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment - net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	May 31, 2022	February 28, 2022

Line of credit	$22,508,900	$17,723,500

Advancing term loan #1	$4,551,200	$4,782,600
Advancing term loan #2	9,652,700	9,868,400
Term loan #1	10,180,800	10,349,100
Total long-term debt	24,384,700	25,000,100

Less current maturities	(2,517,500)	(2,542,200)
Less debt issue cost	(47,100)	(48,400)
Long-term debt, net	$21,820,100	$22,409,500

The Company executed an Amended and Restated Loan Agreement on February 15, 2021 (as amended the “Loan Agreement”) with MidFirst Bank (“the Bank”), which includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, has a fixed interest rate of 3.12% with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land.

The Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through April 11, 2023 with interest payable monthly at the Bank-adjusted Secured Overnight Financing Rate (“SOFR”) plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 4.02% at May 31, 2022). On April 11, 2022, the Company executed the Fifth Amendment to the Loan Agreement which temporarily increased the maximum revolving principal amount from $20.0 million to $25.0 million. The temporary increase period began on April 11, 2022 and ends on September 15, 2022, at which time the maximum revolving principal will automatically revert back to $20.0 million. Available credit under the revolving line of credit was approximately $582,300 and $2,276,500 at May 31, 2022 and February 28, 2022, respectively.

In addition, the Loan Agreement provides a $6.0 million Advancing Term Loan #1 and a $10.0 million Advancing Term Loan #2. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. Advancing Term Loan #2 is a 120-month amortizing loan maturing November 19, 2031. The Advancing Term Loans #1 and #2 accrue interest at the Bank-adjusted SOFR plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 4.02% at May 31, 2022).

Adjusted Funded Debt is defined as all long-term and short-term bank debt less the outstanding balance of Term Loan #1. EBITDA is defined in the Loan Agreement as net income plus interest expense, income tax expense (benefit) and depreciation and amortization expenses. The Adjusted Funded Debt to EBITDA ratio includes Adjusted Funded Debt to trailing twelve months EBITDA, reduced by specific rental income received from a non-related third party (see Note 3). The $25.0 million line of credit is limited to advance rates on eligible receivables and eligible inventory levels.

The advancing term loans and the line of credit accrue interest at a tiered rate based on our Adjusted Funded Debt to EBITDA ratio. The variable interest pricing tiers are as follows:

Pricing Tier	Adjusted Funded Debt to EBITDA Ratio	SOFR Margin (bps)
I	> 2.50	330.00
II	> 2.00 but < 2.50	305.00
III	> 1.50 but < 2.00	280.00
IV	< 1.50	255.00

The Loan Agreement contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that no letters of credit will have an expiry date later than April 11, 2023 and that the sum of the line of credit plus the letters of credit would not exceed the borrowing base in effect at the time. As of May 31, 2022, we had no letters of credit outstanding.

The Loan Agreement also contains provisions that require the Company to maintain specified financial ratios and limits any additional debt with other lenders. Additionally, the Loan Agreement places limitations on the amount of dividends that may be distributed and the total value of stock that can be repurchased using advances from the line of credit.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$1,878,900
2024	2,567,300
2025	2,622,300
2026	10,469,300
2027	1,517,700
Thereafter	5,329,200
Total	$24,384,700

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended May 31,
	2022	2021
Earnings:
Net earnings applicable to common shareholders	$215,800	$3,438,100

Weighted average shares:
Weighted average shares outstanding-basic	8,086,427	8,029,264
Issuance of nonvested restricted shares	387,183	452,716
Weighted average shares outstanding-diluted	8,473,610	8,481,980

Earnings per share:
Basic	$0.03	$0.43
Diluted	$0.03	$0.41

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In the third quarter of fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. During the first quarter of fiscal year 2023, 10,000 of these restricted shares were forfeited, along with 969 additional shares purchased with dividends received from original issue date. The fiscal year 2023 forfeitures will not be reissued under the 2019 LTI Plan. The remaining compensation expense for the outstanding awards, totaling approximately $472,900, will be recognized ratably over the remaining vesting period of approximately 9 months.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan, including the 5,000 aforementioned shares that were previously forfeited and held in Treasury, with an average grant-date fair value of $6.30 per share. In the first quarter of fiscal year 2023, 5,000 of these restricted shares were forfeited, along with 211 additional shares purchased with dividends received from original issue date. These shares will not be reissued under the 2019 LTI Plan. The remaining compensation expense of these awards, totaling approximately $1,062,000, will be recognized ratably over the remaining vesting period of approximately 33 months.

As of May 31, 2022, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2022	2021

Share-based compensation expense	$261,600	$261,600

The following table summarizes stock award activity during the first three months of fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2022	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	(15,000)	8.73
Outstanding at May 31, 2022	585,000	$8.12

As of May 31, 2022, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $1,534,900, which we expect to recognize over a weighted-average period of 25.6 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of earnings. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $3,562,600 and $6,356,400 for the three months ended May 31, 2022 and 2021, respectively.

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

Information by reporting segment for the three-month period ended May 31, 2022 and 2021, are as follows:

NET REVENUES

	Three Months Ended May 31,
	2022	2021
UBAM	$20,016,800	$37,616,900
Publishing	3,144,100	3,191,000
Total	$23,160,900	$40,807,900

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended May 31,
	2022	2021
UBAM	$3,331,200	$7,861,200
Publishing	749,800	861,600
Other	(3,795,700)	(4,062,200)
Total	$285,300	$4,660,600

Note 9 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our term notes payable is estimated by management to approximate $23,364,100 and $24,521,600 as of May 31, 2022 and February 28, 2022, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2022 or February 28, 2022 are recorded as deferred revenues on the condensed balance sheets. We received approximately $1,718,000 and $681,600, as of May 31, 2022 and February 28, 2022, respectively, in payments for sales orders which will be shipped subsequent to the end of the period.

Note 11 – SUBSEQUENT EVENTS

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our success in recruiting and retaining new consultants, our ability to locate and procure desired books, our ability to ship the volume of orders that are received without creating backlogs, our ability to obtain adequate financing for working capital and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, the COVID-19 pandemic, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2022 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books and the owner and exclusive publisher of Kane Miller Book Publisher (“Kane Miller”). Significant portions of our inventory purchases are concentrated with Usborne. Our distribution agreement includes an annual minimum purchase volume, which if not met may modify the termination provisions from not less than 12 months to not less than 30 days. In the past five years, we have exceeded the new annual minimum purchase commitments with Usborne. We operate two separate segments, UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs. The Publishing segment markets its products on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses consist primarily of the compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of earnings data:

	Three Months Ended May 31,
	2022	2021
Net revenues	$23,160,900	$40,807,900
Cost of goods sold	7,851,500	12,029,900
Gross margin	15,309,400	28,778,000

Operating expenses
Operating and selling	3,770,600	6,442,600
Sales commissions	6,871,800	12,966,700
General and administrative	4,384,300	5,139,000
Total operating expenses	15,026,700	24,548,300

Interest expense	388,100	167,800
Other income	(390,700)	(598,700)
Earnings before income taxes	285,300	4,660,600

Income taxes	69,500	1,222,500
Net earnings	$215,800	$3,438,100

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2022

Total operating expenses not associated with a reporting segment decreased $0.7 million, or 15.6%, to $3.8 million for the three-month period ended May 31, 2022, when compared to $4.5 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.6 million decrease in labor and a $0.3 million decrease in freight handling expenses, both resulting from a decrease in gross sales, offset by $0.2 million increase in depreciation expense primarily driven by the addition of two new pick/pack/ship lines.

Interest expense increased $0.2 million, or 100.0%, to $0.4 million for the three months ended May 31, 2022, when compared to $0.2 million for the same quarterly period a year ago, due to increased borrowings against our line of credit and the addition of the $10.0 million Advancing Term Loan #2 at the end of the previous fiscal year, which was not utilized in the same quarterly period a year ago.

Income taxes decreased $1.1 million, or 91.7%, to $0.1 million for the three months ended May 31, 2022, from $1.2 million for the same quarterly period a year ago, primarily resulting from a decrease in gross sales. Our effective tax rate decreased to 24.3% for the quarter ended May 31, 2022, from 26.2% for the quarter ended May 31, 2021 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three Months Ended May 31, 2022

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended May 31,
	2022	2021
Gross sales	$24,731,100	$45,535,700
Less discounts and allowances	(6,619,500)	(12,285,700)
Transportation revenue	1,905,200	4,366,900
Net revenues	20,016,800	37,616,900

Cost of goods sold	6,162,000	10,249,900
Gross margin	13,854,800	27,367,000

Operating expenses
Operating and selling	2,985,500	5,344,700
Sales commissions	6,735,700	12,858,300
General and administrative	802,400	1,302,800
Total operating expenses	10,523,600	19,505,800

Operating income	$3,331,200	$7,861,200

Average number of active consultants	32,200	55,100

UBAM net revenues decreased $17.6 million, or 46.8%, to $20.0 million during the three months ended May 31, 2022, when compared to $37.6 million during the same period a year ago. The average number of active consultants in the first quarter of fiscal 2023 was 32,200, a decrease of 22,900, or 41.6%, from 55,100 average active consultants selling in the first quarter of fiscal 2022. Our consultant numbers declined this year due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. In addition, sales during the first quarter of fiscal 2023 were negatively impacted by the recent record inflation. Record inflation that resulted from high fuel costs and food price increases has impacted the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures continue. Historically, when we have experienced these difficult inflationary times, our UBAM active consultant numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $13.5 million, or 49.3%, to $13.9 million during the three months ended May 31, 2022, when compared to $27.4 million during the same period a year ago. Gross margin as a percentage of net revenues decreased 3.6%, to 69.2% for the three-month period ended May 31, 2022, when compared to 72.5% the same period a year ago. The decrease in gross margin as a percentage of net revenues is attributed to a change in order mix and less transportation revenue of $0.4 million and rising ocean freight costs on inbound inventory of $0.2 million.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $9.0 million, or 46.2%, to $10.5 million during the three-month period ended May 31, 2022, when compared to $19.5 million reported in the same quarter a year ago. Operating and selling expenses decreased $2.3 million, or 43.4%, to $3.0 million during the three-month period ended May 31, 2022, when compared to $5.3 million reported in the same quarter a year ago, primarily due to a decrease in outbound freight from fewer sales and shipments. Sales commissions decreased $6.2 million, or 48.1%, to $6.7 million during the three-month period ended May 31, 2022, when compared to $12.9 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.5 million, or 38.5%, to $0.8 million during the three months ended May 31, 2022, when compared to $1.3 million during the same period a year ago, due primarily to reduced bank fees from fewer credit card transactions during the quarter ended May 31, 2022.

Operating income of the UBAM segment decreased $4.6 million, or 58.2% to $3.3 million during the three months ended May 31, 2022, when compared to $7.9 million reported in the same quarter a year ago. Operating income of the UBAM division as a percentage of net revenues for the three months ended May 31, 2022 decreased to 16.6%, compared to 20.9% for the three months ended May 31, 2021. This change primarily resulted from the decrease in net revenues and gross margin.

Publishing Operating Results for the Three Months Ended May 31, 2022

The following table summarizes the operating results of the Publishing segment:

	Three Months May 31,
	2022	2021
Gross sales	$6,607,100	$6,855,900
Less discounts and allowances	(3,465,700)	(3,668,400)
Transportation revenue	2,700	3,500
Net revenues	3,144,100	3,191,000

Cost of goods sold	1,689,500	1,780,000
Gross margin	1,454,600	1,411,000

Total operating expenses	704,800	549,400

Operating income	$749,800	$861,600

Our Publishing division’s net revenues decreased slightly by $0.1 million, or 3.1%, to $3.1 million during the three-month period ended May 31, 2022, from $3.2 million reported in the same period a year ago, with sales orders remaining consistent between the periods.

Gross margin increased slightly by $0.1 million, or 7.1%, to $1.5 million during the three-month period ended May 31, 2022, from $1.4 million reported in the same quarter a year ago, with consistent sales. Gross margin as a percentage of net revenues increased to 46.3% during the three-month period ended May 31, 2022, from 44.2% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.2 million, or 40.0%, to $0.7 million, from $0.5 million, during the three-month periods ended May 31, 2022 and 2021, respectively. This change was due to an increase of $0.1 million in payroll expenses from our acquisition of Learning Wrap-Ups in December 2021 and a $0.1 million increase in other various expenses.

Operating income of the Publishing segment decreased $0.2 million, or 22.2%, to $0.7 million from $0.9 million for the three-month periods ended May 31, 2022 and 2021, respectively. This change is primarily driven by the increase in our operating expenses.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. We also use available cash to pay down outstanding bank loan balances, to pay for capital expenditures, to pay dividends, and to acquire treasury stock. We have utilized a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary.

During the first three months of fiscal year 2023, we experienced cash outflows from operations of $2,197,000. These cash outflows resulted from:

●net earnings of $215,800

Adjusted for:

●depreciation expense of $599,600

●share-based compensation expense of $261,600

●deferred income taxes of $1,400

Offset by:

●provision for doubtful accounts of $63,600

Positively impacted by:

●decrease in inventories, net of $3,057,800

●increase in deferred revenues of $1,036,400

●increase in income taxes payable of $37,200

Negatively impacted by:

●decrease in accounts payable of $5,699,000

●decrease in accrued salaries and commissions, and other liabilities of $1,472,300

●increase in accounts receivable of $140,500

●increase in prepaid expenses and other assets of $31,400

Cash used in investing activities was $108,800 for capital expenditures, primarily for software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders.

Cash provided by financing activities was $3,364,000, which was comprised of cash received in treasury stock transactions of $63,400 and net borrowings under the line of credit of $4,785,400, offset by payments of $870,700 for dividends and payments on term debt of $614,100.

During fiscal year 2023, we continue to expect the cash generated from our operations and cash available through our line of credit with our Bank will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to liquidate existing debt. Any excess cash is expected to be distributed to our shareholders.

We have an Amended and Restated Loan Agreement with MidFirst Bank executed on February 15, 2021 which replaced the prior loan agreement and includes multiple loans. Term Loan #1 Tranche A (“Term Loan #1”), originally totaling $13.4 million, was part of the prior loan agreement. Term Loan #1 has a fixed interest rate of 3.12%, with principal and interest payable monthly and a stated maturity date of December 1, 2025. Term Loan #1 is secured by the primary office, warehouse and land. The outstanding borrowings on Term Loan #1 were $10.2 million and $10.3 million as of May 31, 2022 and February 28, 2022, respectively.

In addition, the Amended and Restated Loan Agreement provides a $6.0 million Advancing Term Loan #1 to be used to finance planned equipment purchases. The Advancing Term Loan #1 required interest-only payments through July 15, 2021, at which time it was converted to a 60-month amortizing term loan maturing July 15, 2026. The Advancing Term Loan #1 accrues interest at the Bank-adjusted Secured Overnight Financing Rate (“SOFR”) plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00%. Our borrowings outstanding under the Advancing Term Loan #1 at May 31, 2022 were $4.6 million.

The Amended and Restated Loan Agreement also provides a $20.0 million revolving loan (“line of credit”) through April 11, 2023 with interest payable monthly at the Bank-adjusted SOFR plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 4.02% at May 31, 2022). The line of credit was temporarily increased from $20.0 million to $25.0 million with the execution of the Fifth Amendment. The temporary increase period began on April 11, 2022 and ends on September 15, 2022, at which time the maximum revolving principal will automatically revert back to $20.0 million. Our borrowings outstanding on our line of credit at May 31, 2022 and February 28, 2022 were $22.5 million and $17.7 million, respectively. Available credit under the revolving line of credit was approximately $0.6 million and $2.3 million at May 31, 2022 and February 28, 2022, respectively.

Advancing Term Loan #2 was executed on November 19, 2021 in the principal amount of $10.0 million and is a 120-month amortizing loan maturing November 19, 2031. Advancing Term Loan #2 accrues interest at the Bank-adjusted SOFR plus a tiered pricing rate based on the Company’s Adjusted Funded Debt to EBITDA Ratio, with a minimum rate of 3.00% (the effective rate was 4.02% at May 31, 2022). Our borrowings outstanding under the Advancing Term Loan #2 at May 31, 2022 were $9.7 million.

The Amended and Restated Loan Agreement also contains a provision for our use of the Bank’s letters of credit. The Bank agrees to issue or obtain issuance of commercial or stand-by letters of credit provided that the sum of the line of credit plus the letters of credit issued would not exceed the borrowing base in effect at the time. As of May 31, 2022, we had no letters of credit outstanding. The agreement contains provisions that require us to maintain specified financial ratios, place limitations on additional debt with other banks, limit the amounts of dividends declared and limits the number of shares that can be repurchased using funding from the line of credit.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$1,878,900
2024	2,567,300
2025	2,622,300
2026	10,469,300
2027	1,517,700
Thereafter	5,329,200
Total	$24,384,700

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of May 31, 2022 and February 28, 2022.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.3 million at May 31, 2022 and February 28, 2022.

Inventory

Our inventory contains over 2,000 titles, each with different sell through rates depending upon the nature and popularity of the title. We maintain very few titles that are topical in nature. As such, the majority of the titles we sell remain current in content for several years. Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai resulting in a six to eight-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using the current year turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $4.3 million and $2.4 million at May 31, 2022 and February 28, 2022, respectively. Noncurrent inventory valuation allowances were $0.4 million at May 31, 2022 and February 28, 2022.

Our principal supplier, based in England, generally requires a minimum reorder of 6,500 or more of a title in order to get a solo print run. Smaller orders would require a shared print run with the supplier’s other customers, which can result in lengthy delays to receive the ordered title. Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or reorder based upon this analysis. These factors and historical analysis have led our management to determine that 2½ years represents a reasonable estimate of the normal operating cycle for our products.

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 7.1% of our active consultants have maintained consignment inventory at the end of the first quarter of fiscal 2023. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.2 million and $1.4 million at May 31, 2022 and February 28, 2022, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.8 million and $0.9 million at May 31, 2022 and February 28, 2022, respectively.

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

During the first three months of fiscal year 2023, the Company recognized $0.3 million of compensation expense associated with the shares granted.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

March 1 - 31, 2022	-	$-	-	514,594
April 1 - 30, 2022	-	-	-	514,594
May 1 - 31, 2022	-	-	-	514,594
Total	-	$-	-

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

3.1*

Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*

Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*

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

10.1

Fifth Amendment to the Amended and Restated Loan Agreement, dated April 11, 2022 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.14 to form 10-K dated February 28, 2022 (File No. 0-04957).

10.2†	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England.

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Paper Filed

** Filed Herewith

† Filed Herewith – Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 7, 2022	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)