Form 10-Q
period 2022-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2022-10-06
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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
Yes ☐ No ☒

As of October 2, 2022, there were 8,685,289 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
ASSETS	2022	2022
CURRENT ASSETS
Cash and cash equivalents	$832,500	$361,200
Accounts receivable, less allowance for doubtful accounts of $238,600 (August 31) and $336,700 (February 28)	3,902,600	3,638,800
Inventories - net	64,274,600	71,553,600
Prepaid expenses and other assets	1,211,700	960,500
Total current assets	70,221,400	76,514,100

INVENTORIES - net	3,305,800	2,055,300
PROPERTY, PLANT AND EQUIPMENT - net	29,505,100	30,484,000
DEFERRED INCOME TAX ASSET	18,600	118,700
OTHER ASSETS	660,700	761,600
TOTAL ASSETS	$103,711,600	$109,933,700

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,441,500	$12,411,800
Line of credit	12,060,900	17,723,500
Deferred revenues	785,500	681,600
Current maturities of long-term debt	1,800,000	2,542,200
Accrued salaries and commissions	1,258,500	1,890,200
Dividends payable	-	870,700
Income taxes payable	-	241,900
Other current liabilities	2,368,700	3,897,900
Total current liabilities	22,715,100	40,259,800

LONG-TERM DEBT - net	33,975,800	22,409,500
OTHER LONG-TERM LIABILITIES	396,600	498,900
Total liabilities	57,087,500	63,168,200

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (August 31 and February 28) shares; Outstanding 8,685,289 (August 31) and 8,707,247 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	12,666,900	12,246,600
Retained earnings	43,939,000	44,525,100
	59,146,300	59,312,100
Less treasury stock, at cost	(12,522,200)	(12,546,600)
Total shareholders' equity	46,624,100	46,765,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$103,711,600	$109,933,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
GROSS SALES	$27,769,500	$44,187,100	$59,107,700	$96,578,700
Less discounts and allowances	(9,908,100)	(14,513,500)	(19,993,300)	(30,467,600)
Transportation revenue	1,556,900	3,320,800	3,464,800	7,691,200
NET REVENUES	19,418,300	32,994,400	42,579,200	73,802,300
COST OF GOODS SOLD	6,939,700	10,498,900	14,791,300	22,528,800
Gross margin	12,478,600	22,495,500	27,787,900	51,273,500

OPERATING EXPENSES
Operating and selling	3,798,800	5,239,900	7,569,400	11,682,500
Sales commissions	5,635,700	10,105,200	12,507,500	23,072,000
General and administrative	4,017,600	4,793,900	8,401,900	9,932,800
Total operating expenses	13,452,100	20,139,000	28,478,800	44,687,300

INTEREST EXPENSE	528,100	213,700	916,200	381,500
OTHER INCOME	(396,000)	(515,300)	(786,700)	(1,114,000)

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,105,600)	2,658,100	(820,400)	7,318,700

INCOME TAXES	(303,700)	759,900	(234,300)	1,982,400
NET EARNINGS (LOSS)	$(801,900)	$1,898,200	$(586,100)	$5,336,300

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$(0.10)	$0.24	$(0.07)	$0.66
Diluted	$(0.10)	$0.23	$(0.07)	$0.63

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,081,807	8,028,594	8,084,117	8,028,929
Diluted	8,081,807	8,435,348	8,084,117	8,458,664
Dividends per share	$-	$0.10	$-	$0.20

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2022

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	16,180	-	-
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,547,200	$44,740,900	4,003,242	$(12,522,200)	$47,306,300
Forfeiture of restricted shares	-	-	-	-	13,549	-	-
Share-based compensation expense - net	-	-	119,700	-	-	-	119,700
Net loss	-	-	-	(801,900)	-	-	(801,900)
BALANCE - August 31, 2022	12,702,080	$2,540,400	$12,666,900	$43,939,000	4,016,791	$(12,522,200)	$46,624,100

FOR THE SIX MONTHS ENDED AUGUST 31, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700
Sales of treasury stock	-	-	46,100	-	(4,915)	14,300	60,400
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.10/share)	-	-	-	(893,600)	-	-	(893,600)
Share-based compensation expense - net	-	-	261,700	-	-	-	261,700
Net earnings	-	-	-	1,898,200	-	-	1,898,200
BALANCE - August 31, 2021	12,702,080	$2,540,400	$11,377,900	$43,290,900	4,051,851	$(12,725,800)	$44,483,400

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(586,100)	$5,336,300
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	1,207,500	924,200
Deferred income taxes	(239,000)	(48,500)
Provision for doubtful accounts	(51,600)	61,600
Provision for inventory valuation allowance	-	120,000
Share-based compensation expense - net	381,300	523,300
Changes in assets and liabilities:
Accounts receivable	(212,200)	(609,300)
Inventories - net	6,028,500	(13,223,100)
Prepaid expenses and other assets	214,200	(158,200)
Accounts payable	(7,970,300)	(104,700)
Accrued salaries and commissions and other liabilities	(2,263,200)	(4,073,000)
Deferred revenues	103,900	(1,166,600)
Income taxes payable	(241,900)	(4,100)
Total adjustments	(3,042,800)	(17,758,400)
Net cash used in operating activities	(3,628,900)	(12,422,100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(221,000)	(3,210,200)
Purchases of other assets	(33,000)	-
Net cash used in investing activities	(254,000)	(3,210,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(25,175,900)	(305,800)
Proceeds from term debt	36,000,000	5,244,700
Sales of treasury stock	63,400	92,400
Net borrowings (payments) on line of credit	(5,662,600)	11,408,500
Dividends paid	(870,700)	(1,698,500)
Net cash provided by financing activities	4,354,200	14,741,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471,300	(891,000)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	361,200	1,812,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$832,500	$921,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$838,600	$378,000
Cash paid for income taxes (net of refunds)	$95,800	$2,035,000

NON-CASH TRANSACTIONS
Accrued capital expenditures	$-	$10,600

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2022 condensed statement of cash flows and footnotes to conform to the classifications used in fiscal year 2023. These reclassifications had no effect on net earnings.

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

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless other disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2022 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standard applies to us:

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are discontinued, such as London Interbank Offered Rate (“LIBOR”). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. With the execution of the Company’s new Credit Agreement with BOKF, NA on August 9, 2022, the Company no longer has a loan agreement utilizing interest rates that reference LIBOR. The Company’s new Credit Agreement utilizes the Secured Overnight Financing Rate (“SOFR”) published by the Chicago Mercantile Exchange.

Note 2 – INVENTORIES

Inventories consist of the following:

	August 31, 2022	February 28, 2022
Current:
Book inventory	$64,709,700	$72,064,400
Inventory valuation allowance	(435,100)	(510,800)
Inventories net – current	$64,274,600	$71,553,600

Noncurrent:
Book inventory	$3,764,700	$2,437,600
Inventory valuation allowance	(458,900)	(382,300)
Inventories net – noncurrent	$3,305,800	$2,055,300

Inventory in transit totaled $442,800 and $2,732,400 at August 31, 2022 and February 28, 2022, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). Our distribution agreement includes annual minimum purchase volumes along with specific payment terms, which if not met or payments are not received timely may result in termination of the agreement. Should termination of the agreement occur, the Company will be allowed to sell through their remaining Usborne inventory over the twelve months following the termination date. Purchases received from Usborne were $1,206,200 and $12,127,000 for the three months ended August 31, 2022 and 2021, respectively. Total inventory purchases received from all suppliers were $3,163,100 and $18,779,100 for the three months ended August 31, 2022 and 2021, respectively.

Purchases received from Usborne were $4,783,500 and $24,415,300 for the six months ended August 31, 2022 and 2021, respectively. Total inventory purchases received from all suppliers were $9,141,700 and $36,564,300 for the six months ended August 31, 2022 and 2021, respectively.

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

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income on our condensed statements of operations.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2023	$775,900
2024	1,568,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
Thereafter	6,536,200
Total	$13,507,200

The cost of the leased space was $10,834,300 for both August 31, 2022 and February 28, 2022, respectively. The accumulated depreciation associated with the leased assets was $2,796,700 and $2,603,300 as of August 31, 2022 and February 28, 2022, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment - net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	August 31, 2022	February 28, 2022

Line of credit	$12,060,900	$17,723,500

Floating rate term loan(s) (1)	$21,000,000	$14,651,000
Fixed rate term loan	15,000,000	10,349,100
Total long-term debt	36,000,000	25,000,100

Less current maturities	(1,800,000)	(2,542,200)
Less debt issue cost	(224,200)	(48,400)
Long-term debt, net	$33,975,800	$22,409,500

(1) The February 28, 2022 floating rate term loans balance of $14,651,000 was comprised of the MidFirst Bank advancing term loans #1 and #2.

On August 9, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Amended and Restated Loan Agreement dated February 15, 2021 (as amended), between the Company and MidFirst Bank. The Company’s payment to MidFirst Bank, including interest, was $45,028,600, which satisfied all of the Company’s debt obligations with MidFirst Bank. The Company did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Amended and Restated Loan Agreement, which provided Term Loan #1, Advancing Term Loan #1, Advancing Term Loan #2 and the Revolving Loan. In connection with the repayment of outstanding indebtedness, the Company was automatically and permanently released from all security interests, mortgages, liens and encumbrances under the Amended and Restated Loan Agreement with MidFirst Bank. The material terms of the Amended and Restated Loan Agreement with MidFirst Bank are described in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 5, 2022.

On August 9, 2022, the Company executed a new Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement establishes a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan” or “Line of Credit”).

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 4.03% at August 31, 2022)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 4.78% at August 31, 2022)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 (none were outstanding at August 31, 2022)

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. Available credit under the current $15,000,000 revolving line of credit with the Lender was approximately $2,939,100 at August 31, 2022.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$900,000
2024	1,800,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
Thereafter	27,900,000
Total	$36,000,000

Note 5 – EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted EPS includes the dilutive effect of issued unvested restricted stock awards and additional potential common shares issuable under stock warrants, restricted stock and stock options, if applicable. We utilized the treasury stock method in computing the potential common shares issuable under stock warrants, restricted stock and stock options.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$(801,900)	$1,898,200	$(586,100)	$5,336,300

Weighted average shares:
Weighted average shares outstanding-basic	8,081,807	8,028,594	8,084,117	8,028,929
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	406,754	-	429,735
Weighted average shares outstanding-diluted	8,081,807	8,435,348	8,084,117	8,458,664

Earnings (loss) per share:
Basic	$(0.10)	$0.24	$(0.07)	$0.66
Diluted	$(0.10)	$0.23	$(0.07)	$0.63

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	264,653	-	331,956	-

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

In July 2021, our shareholders approved the Company’s 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The 2022 LTI Plan established up to 300,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2022 or 2023. The number of restricted shares to be distributed depends on attaining the performance metrics defined by the 2022 LTI Plan and may result in the distribution of a number of shares that is less than, but not greater than, the number of restricted shares outlined in the terms of the 2022 LTI Plan. Restricted shares granted under the 2022 LTI Plan “cliff vest” after five years from the fiscal year that the defined metrics were exceeded.

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In fiscal year 2021, 5,000 of these restricted shares were forfeited. These shares were made available to be reissued to remaining participants upon forfeiture. During fiscal year 2023, 10,000 of these restricted shares were forfeited, along with 969 additional shares purchased with dividends received from the original issue date. The fiscal year 2023 forfeitures are available for reissue to remaining participants under the 2019 LTI Plan. The remaining compensation expense for the outstanding awards, totaling approximately $315,300 as of August 31, 2022, will be recognized ratably over the remaining vesting period of approximately 6 months.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan, including the 5,000 aforementioned shares that were previously forfeited and held in Treasury, with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 of these restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. These shares are available for reissue to remaining participants under the 2019 LTI Plan. The remaining compensation expense of these awards, totaling approximately $922,600 as of August 31, 2022, will be recognized ratably over the remaining vesting period of approximately 30 months. Total shares available for reissue to remaining participants under the 2019 LTI Plan was 28,000 at August 31, 2022.

As of August 31, 2022, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021

Share-based compensation expense	$261,600	$261,700	$523,200	$523,300
Less reduction of expense for forfeitures	(141,900)	-	(141,900)	-
Share-based compensation expense - net	119,700	261,700	381,300	523,300

The following table summarizes stock award activity during the first six months of fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2022	600,000	$8.14
Granted	-	-
Vested	-	-
Forfeited	(28,000)	7.60
Outstanding at August 31, 2022	572,000	$8.17

As of August 31, 2022, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $1,237,900, which we expect to recognize over a weighted-average period of 23.9 months.

Note 7 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $3,123,700 and $5,036,000 for the three months ended August 31, 2022 and 2021, respectively. These costs were $6,686,300 and $11,392,400 for the six months ended August 31, 2022 and 2021, respectively.

Note 8 – BUSINESS SEGMENTS

We have two reportable segments: Usborne Books & More (“UBAM”) and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our UBAM segment markets its products through a network of independent sales consultants using a combination of internet sales, direct sales, home shows and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores, museums, trade and specialty wholesalers, through commissioned sales representatives and our internal tele-sales group.

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

Information by reporting segment for the three and six-month periods ended August 31, 2022 and 2021, are as follows:

NET REVENUES
	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
UBAM	$15,932,200	$29,518,100	$35,949,000	$67,135,000
Publishing	3,486,100	3,476,300	6,630,200	6,667,300
Total	$19,418,300	$32,994,400	$42,579,200	$73,802,300

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
UBAM	$1,697,900	$5,579,100	$5,029,200	$13,440,400
Publishing	815,900	982,800	1,565,600	1,844,300
Other	(3,619,400)	(3,903,800)	(7,415,200)	(7,966,000)
Total	$(1,105,600)	$2,658,100	$(820,400)	$7,318,700

Note 9 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our term notes payable is estimated by management to approximate $35,475,900 and $24,521,600 as of August 31, 2022 and February 28, 2022, respectively. The term notes payable reflected on the Company’s condensed balance sheets were $36,000,000 and $25,000,100 as of August 31, 2022 and February 28, 2022, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

Note 10 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2022 or February 28, 2022 are recorded as deferred revenues on the condensed balance sheets. We received approximately $785,500 and $681,600, as of August 31, 2022 and February 28, 2022, respectively, in payments for sales orders which will be shipped subsequent to the end of the period.

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

Overview

We are the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books and the owner and exclusive publisher of Kane Miller Book Publisher (“Kane Miller”). Significant portions of our inventory purchases are concentrated with Usborne. Our distribution agreement includes annual minimum purchase volumes along with specific payment terms, which if not met or payments are not received timely may result in termination of the agreement. Should termination of the agreement occur, the Company will be allowed to sell through their remaining Usborne inventory over the twelve months following the termination date. We operate two separate segments, UBAM and Publishing, to sell our Usborne and Kane Miller children’s books. These two segments each have their own customer base. The UBAM segment markets its products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs. The Publishing segment markets its products on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses consist primarily of the compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of operations data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Net revenues	$19,418,300	$32,994,400	$42,579,200	$73,802,300
Cost of goods sold	6,939,700	10,498,900	14,791,300	22,528,800
Gross margin	12,478,600	22,495,500	27,787,900	51,273,500

Operating expenses
Operating and selling	3,798,800	5,239,900	7,569,400	11,682,500
Sales commissions	5,635,700	10,105,200	12,507,500	23,072,000
General and administrative	4,017,600	4,793,900	8,401,900	9,932,800
Total operating expenses	13,452,100	20,139,000	28,478,800	44,687,300

Interest expense	528,100	213,700	916,200	381,500
Other income	(396,000)	(515,300)	(786,700)	(1,114,000)
Earnings (loss) before income taxes	(1,105,600)	2,658,100	(820,400)	7,318,700

Income taxes	(303,700)	759,900	(234,300)	1,982,400
Net earnings (loss)	$(801,900)	$1,898,200	$(586,100)	$5,336,300

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2022

Total operating expenses not associated with a reporting segment decreased $0.7 million, or 16.7%, to $3.5 million for the three-month period ended August 31, 2022, when compared to $4.2 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.6 million decrease in labor, primarily within our warehouse operations, and a $0.2 million decrease in freight handling expenses, both resulting from a decrease in gross sales. These expense reductions were offset by a $0.1 million increase in depreciation expense primarily driven by last year’s addition of two new pick/pack/ship lines.

Interest expense increased $0.3 million, or 150.0%, to $0.5 million for the three months ended August 31, 2022, when compared to $0.2 million for the same quarterly period a year ago, due to increased borrowings with our Lenders which resulted primarily from our increased inventory levels and recent increases in floating interest rates.

Income taxes decreased $1.1 million, or 137.5%, to a tax benefit of $0.3 million for the three months ended August 31, 2022, from an expense of $0.8 million for the same quarterly period a year ago, primarily resulting from operating losses in the second quarter ended August 31, 2022. Our effective tax rate decreased to 27.5% for the quarter ended August 31, 2022, from 28.6% for the quarter ended August 31, 2021 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2022

Total operating expenses not associated with a reporting segment decreased $1.4 million, or 16.1%, to $7.3 million for the six-month period ended August 31, 2022, when compared to $8.7 million for the same period a year ago. Labor expenses decreased $1.3 million, primarily within our warehouse operations, and freight handling costs decreased $0.5 million for the six months ended August 31, 2022, both associated with reduced sales. These expense reductions were offset by a $0.3 million increase in depreciation expense primarily driven by last year’s addition of two new pick/pack/ship lines and a $0.1 million increase in other various expenses.

Interest expense increased $0.5 million, or 125.0%, to $0.9 million for the six months ended August 31, 2022, when compared to $0.4 million for the same period a year ago, due to increased borrowings with our Lenders which resulted primarily from our increased inventory levels.

Income taxes decreased $2.2 million, or 110.0%, to a tax benefit of $0.2 million for the six months ended August 31, 2022, from a tax expense of $2.0 million for the same period a year ago, primarily resulting from operating losses for the six months ended August 31, 2022. Our effective tax rate increased to 28.6% for the six months ended August 31, 2022, from 27.1% for the six months ended August 31, 2021 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Six Months Ended August 31, 2022

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Gross sales	$20,411,500	$36,789,400	$45,142,600	$82,325,100
Less discounts and allowances	(6,033,700)	(10,590,700)	(12,653,200)	(22,876,400)
Transportation revenue	1,554,400	3,319,400	3,459,600	7,686,300
Net revenues	15,932,200	29,518,100	35,949,000	67,135,000

Cost of goods sold	5,085,500	8,636,600	11,247,500	18,886,500
Gross margin	10,846,700	20,881,500	24,701,500	48,248,500

Operating expenses
Operating and selling	2,960,700	4,215,000	5,946,200	9,559,700
Sales commissions	5,473,100	9,937,600	12,208,700	22,795,900
General and administrative	715,000	1,149,800	1,517,400	2,452,500
Total operating expenses	9,148,800	15,302,400	19,672,300	34,808,100

Operating income	$1,697,900	$5,579,100	$5,029,200	$13,440,400

Average number of active consultants	26,800	46,100	29,500	50,200

UBAM Operating Results for the Three Months Ended August 31, 2022

UBAM net revenues decreased $13.6 million, or 46.1%, to $15.9 million during the three months ended August 31, 2022, when compared to $29.5 million during the same period a year ago. The average number of active consultants in the second quarter of fiscal 2023 was 26,800, a decrease of 19,300, or 41.9%, from 46,100 average active consultants selling in the second quarter of fiscal 2022. Our consultant numbers declined during this period due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. We also saw new consultant recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. The new agreement caused a temporary level of confusion with our consultants until we were able to effectively communicate the continuation of our relationship within the UBAM division. In addition, sales during the second quarter of fiscal 2023 were negatively impacted by recent record inflation, which resulted in high fuel cost and food price increases that has impacted the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures persist. Historically, when we have experienced these difficult inflationary times, our UBAM active consultant numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $10.1 million, or 48.3%, to $10.8 million during the three months ended August 31, 2022, when compared to $20.9 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended August 31, 2022 decreased to 68.1%, compared to 70.7% the same period a year ago. The decrease in gross margin as a percentage of net revenues is attributed to a change in order mix resulting in higher discounts totaling approximately $0.1 million, rising ocean freight costs on inbound inventory totaling approximately $0.2 million and reduced purchasing volume discounts/rebates totaling approximately $0.1 million.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the UBAM segment. Total operating expenses decreased $6.2 million, or 40.5%, to $9.1 million during the three-month period ended August 31, 2022, when compared to $15.3 million reported in the same quarter a year ago. Operating and selling expenses decreased $1.2 million, or 28.6%, to $3.0 million during the three-month period ended August 31, 2022, when compared to $4.2 million reported in the same quarter a year ago, primarily due to a decrease in outbound freight from fewer sales and shipments totaling approximately $2.0 million. This expense reduction was partially offset by increased freight costs of approximately $0.3 million due to increased freight rates and fuel surcharges, as well as $0.3 million in increased consultant incentive trip expenses and  convention expense increases of $0.2 million. The June 2022 annual UBAM convention was the first hybrid “in-person & virtual” convention. While our in-person convention attendance numbers were promising, net profits were down from the prior two years, when our convention costs were minimal given we were 100% virtual. Sales commissions decreased $4.4 million, or 44.4%, to $5.5 million during the three-month period ended August 31, 2022, when compared to $9.9 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.4 million, or 36.4%, to $0.7 million during the three months ended August 31, 2022, when compared to $1.1 million during the same period a year ago, due primarily to $0.2 million of reduced bank fees from fewer credit card transactions and a $0.2 million reduction in consultant bonus awards, both resulting from the decrease in sales during the quarter ended August 31, 2022.

Operating income of the UBAM segment decreased $3.9 million, or 69.6% to $1.7 million during the three months ended August 31, 2022, when compared to $5.6 million reported in the same quarter a year ago. Operating income of the UBAM division as a percentage of net revenues for the three months ended August 31, 2022 decreased to 10.7%, compared to 18.9% for the three months ended August 31, 2021. This change primarily resulted from increased cost of goods sold, increased freight costs and other increased operating and selling expenses.

UBAM Operating Results for the Six Months Ended August 31, 2022

UBAM net revenues decreased $31.2 million, or 46.5%, to $35.9 million during the six-month period ended August 31, 2022, compared to $67.1 million from the same period a year ago. The average number of active consultants in the six-month period ended August 31, 2022 was 29,500, a decrease of 20,700, or 41.2%, from 50,200 selling in same period a year ago. Our consultant numbers declined during this period due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. In addition, sales during the first six months of fiscal 2023 were negatively impacted by recent record inflation, which resulted in fuel cost and food price increases that has impacted the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures persist. Historically, when we have experienced these difficult inflationary times, our UBAM active consultant numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $23.5 million, or 48.8%, to $24.7 million during the six-month period ended August 31, 2022, when compared to $48.2 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 68.7% for the six-month period ended August 31, 2022, when compared to 71.9% for the same period a year ago. During the six months ended August 31, 2022, sales through book fairs, booths and home parties increased compared to the six-month period ended August 31, 2021 when these traditional sales types were challenged by the effects of the pandemic. These sales types have higher sales discounts and pay less sales commissions to our consultants, resulting in similar operating income. Gross margin, as a percentage of net revenues was also impacted negatively by rising ocean freight costs on inbound inventory totaling approximately $0.3 million and reduced purchasing volume discounts/rebates totaling approximately $0.5 million.

Total operating expenses decreased $15.1 million, or 43.4%, to $19.7 million during the six-month period ended August 31, 2022, from $34.8 million for the same period a year ago. Operating and selling expenses decreased $3.7 million, or 38.5%, to $5.9 million during the six-month period ended August 31, 2022, when compared to $9.6 million reported in the same period a year ago, primarily due to a decrease in shipping costs associated with the decrease in volume of orders shipped totaling approximately $5.5 million. This expense reduction was partially offset by increased freight costs of approximately $1.2 million due to increased freight rates and fuel surcharges, as well as $0.4 million in increased consultant incentive trip expenses and increases in convention expense of $0.2 million. The June 2022 annual UBAM convention was the first hybrid “in-person & virtual” convention. While our in-person convention attendance numbers were promising, net profits were down from the prior two years, when our convention costs were minimal given we were 100% virtual. Sales commissions decreased $10.6 million, or 46.5%, to $12.2 million during the six-month period ended August 31, 2022, when compared to $22.8 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $1.0 million, or 40.0%, to $1.5 million, from $2.5 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes of $0.6 million and a $0.3 million reduction in consultant bonus awards, both resulting from the decrease in sales during the six months ended August 31, 2022.

Operating income of the UBAM segment decreased $8.4 million, or 62.7%, to $5.0 million during the six months ended August 31, 2022, when compared to $13.4 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the six months ended August 31, 2022 was 14.0%, compared to 20.0% for the six months ended August 31, 2021. This change primarily resulted from increased cost of goods sold, increased freight costs and other increased operating and selling expenses.

Publishing Operating Results for the Three and Six Months Ended August 31, 2022

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Gross sales	$7,358,000	$7,397,700	$13,965,100	$14,253,600
Less discounts and allowances	(3,874,400)	(3,922,800)	(7,340,100)	(7,591,200)
Transportation revenue	2,500	1,400	5,200	4,900
Net revenues	3,486,100	3,476,300	6,630,200	6,667,300

Cost of goods sold	1,854,200	1,862,300	3,543,800	3,642,300
Gross margin	1,631,900	1,614,000	3,086,400	3,025,000

Total operating expenses	816,000	631,200	1,520,800	1,180,700

Operating income	$815,900	$982,800	$1,565,600	$1,844,300

Publishing Operating Results for the Three Months Ended August 31, 2022

Our Publishing division’s net revenues remained consistent at $3.5 million during the three-month period ended August 31, 2022, and 2021.

Gross margin remained consistent at $1.6 million during the three-month period ended August 31, 2022, and 2021. Gross margin as a percentage of net revenues increased slightly to 46.8% during the three-month period ended August 31, 2022, from 46.4% reported in the same quarter a year ago. Gross margin as a percentage of net revenues fluctuates primarily from the different discount levels offered to customers as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.2 million, or 33.3%, to $0.8 million, from $0.6 million, during the three-month periods ended August 31, 2022 and 2021, respectively. This change was due to an increase of $0.1 million in payroll expenses from our acquisition of Learning Wrap-Ups in December 2021 and a $0.1 million increase in other various expenses.

Operating income of the Publishing segment decreased $0.2 million, or 20.0%, to $0.8 million from $1.0 million for the three-month periods ended August 31, 2022 and 2021, respectively. This change was driven by the increase in our operating expenses.

Publishing Operating Results for the Six Months Ended August 31, 2022

Our Publishing division’s net revenues decreased slightly by $0.1 million, or 1.5%, to $6.6 million during the six-month period ended August 31, 2022, from $6.7 million reported in the same period a year ago.

Gross margin increased $0.1 million, or 3.3%, to $3.1 million during the six-month period ended August 31, 2022, from $3.0 million reported in the same period a year ago, primarily due to a decrease in discounts resulting from a change in our customer mix. Gross margin as a percentage of net revenues increased to 46.6%, during the six-month period ended August 31, 2022, from 45.4% reported in the same period a year ago. Customers receive varying discounts due to sales volumes and contract terms.

Total operating expenses of the Publishing segment increased $0.3 million, or 25.0%, to $1.5 million during the six-month period ended August 31, 2022, from $1.2 million reported in the same period a year ago. This change was due to an increase of $0.2 million in payroll expenses from our acquisition of Learning Wrap-Ups in December 2021 and a $0.1 million increase in other various expenses.

Operating income of the Publishing segment decreased $0.2 million, or 11.1%, to $1.6 million during the six-month period ended August 31, 2022 when compared to $1.8 million reported in the same period a year ago, due primarily to the increase in operating expenses.

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

During the first six months of fiscal year 2023, we experienced cash outflows from operations of $3,628,900. These cash outflows resulted from:

●net loss of $586,100

Adjusted for:

●depreciation expense of $1,207,500

●share-based compensation expense, net of $381,300

Offset by:

●deferred income taxes of $239,000

●provision for doubtful accounts of $51,600

Positively impacted by:

●decrease in inventories, net of $6,028,500

●decrease in prepaid expenses and other assets of $214,200

●increase in deferred revenues of $103,900

Negatively impacted by:

●decrease in accounts payable of $7,970,300

●decrease in accrued salaries and commissions, and other liabilities of $2,263,200

●decrease in income taxes payable of $241,900

●increase in accounts receivable of $212,200

Cash used in investing activities was $254,000 for capital expenditures, consisting of $221,000 of software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders and $33,000 of other assets associated with the Company’s planned rebranding of its UBAM sales division.

Cash provided by financing activities was $4,354,200, which was comprised of net proceeds from term debt of $36,000,000 and cash received in treasury stock transactions of $63,400, offset by payments on term debt of $25,175,900, net payments on the line of credit of $5,662,600 and payments of $870,700 for dividends.

During fiscal year 2023, we continue to expect the cash generated from our operations and cash available through our line of credit with our Lender will provide us the liquidity we need to support ongoing operations. We expect to generate positive operational cash flow as we normalize inventory levels. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to liquidate existing debt. Following a return to profitability, any excess cash is expected to be distributed to our shareholders.

On August 9, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Amended and Restated Loan Agreement dated February 15, 2021 (as amended), between the Company and MidFirst Bank. The Company’s payment to MidFirst Bank, including interest, was approximately $45.0 million, which satisfied all of the Company’s debt obligations with MidFirst Bank. The Company did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Amended and Restated Loan Agreement, which provided Term Loan #1, Advancing Term Loan #1, Advancing Term Loan #2 and the Revolving Loan.

On August 9, 2022, the Company executed a new Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement establishes a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan”).

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 4.03% at August 31, 2022)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 4.78% at August 31, 2022)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. Available credit under the current $15,000,000 revolving line of credit with the Company’s new Lender was approximately $2,939,100 at August 31, 2022.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$900,000
2024	1,800,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
Thereafter	27,900,000
Total	$36,000,000

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

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 28, 2022 included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of August 31, 2022 and February 28, 2022.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.2 million and $0.3 million at August 31, 2022 and February 28, 2022, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using an anticipated turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $3.8 million and $2.4 million at August 31, 2022 and February 28, 2022, respectively. Noncurrent inventory valuation allowances were $0.5 million and $0.4 million at August 31, 2022 and February 28, 2022, respectively.

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

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 7.9% of our active consultants have maintained consignment inventory at the end of the second quarter of fiscal year 2023. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.3 million and $1.4 million at August 31, 2022 and February 28, 2022, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.9 million at August 31, 2022 and February 28, 2022.

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

During the first six months of fiscal year 2023, the Company recognized $0.5 million of compensation expense associated with the shares granted, which was offset by a $0.1 million reduction of compensation expense during the quarter associated with shares that were forfeited. These forfeited shares are available for re-issue under the terms of the 2019 LTI Plan.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2022	-	$-	-	514,594
July 1 - 31, 2022	-	-	-	514,594
August 1 - 31, 2022	-	-	-	514,594
Total	-	$-	-

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

10.2

Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.3	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Paper Filed

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 6, 2022	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)