Form 10-Q
period 2022-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2023-01-06
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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
Yes ☐ No ☒

As of December 27, 2022, there were 8,713,289 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
ASSETS	2022	2022
CURRENT ASSETS
Cash and cash equivalents	$654,900	$361,200
Accounts receivable, less allowance for doubtful accounts of $247,400 (November 30) and $336,700 (February 28)	5,691,500	3,638,800
Inventories - net	60,970,200	71,553,600
Prepaid expenses and other assets	1,607,100	960,500
Total current assets	68,923,700	76,514,100

INVENTORIES - net	3,295,200	2,055,300
PROPERTY, PLANT AND EQUIPMENT - net	29,669,500	30,484,000
DEFERRED INCOME TAX ASSET	-	118,700
OTHER ASSETS	863,900	761,600
TOTAL ASSETS	$102,752,300	$109,933,700

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,928,500	$12,411,800
Current maturities of long-term debt	1,800,000	2,542,200
Line of credit	8,994,500	17,723,500
Deferred revenues	1,409,900	681,600
Accrued salaries and commissions	2,031,600	1,890,200
Dividends payable	-	870,700
Income taxes payable	-	241,900
Other current liabilities	3,357,200	3,897,900
Total current liabilities	21,521,700	40,259,800

LONG-TERM DEBT - net	33,533,700	22,409,500
DEFERRED INCOME TAX LIABILITY	439,700	-
OTHER LONG-TERM LIABILITIES	373,400	498,900
Total liabilities	55,868,500	63,168,200

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (November 30 and February 28) shares; Outstanding 8,713,289 (November 30) and 8,707,247 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	12,925,700	12,246,600
Retained earnings	43,939,900	44,525,100
	59,406,000	59,312,100
Less treasury stock, at cost	(12,522,200)	(12,546,600)
Total shareholders' equity	46,883,800	46,765,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$102,752,300	$109,933,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
GROSS SALES	$42,050,900	$58,032,800	$101,158,700	$154,611,500
Less discounts and allowances	(13,975,400)	(16,978,600)	(33,968,700)	(47,446,200)
Transportation revenue	2,193,900	4,058,100	5,658,700	11,749,300
NET REVENUES	30,269,400	45,112,300	72,848,700	118,914,600
COST OF GOODS SOLD	11,041,400	13,897,300	25,832,600	36,426,000
Gross margin	19,228,000	31,215,000	47,016,100	82,488,600

OPERATING EXPENSES
Operating and selling	5,397,300	7,354,500	12,966,700	19,037,000
Sales commissions	8,982,300	14,515,500	21,489,800	37,587,400
General and administrative	4,635,700	5,915,000	13,037,500	15,847,900
Total operating expenses	19,015,300	27,785,000	47,494,000	72,472,300

INTEREST EXPENSE	600,600	228,300	1,516,900	609,800
OTHER INCOME	(389,100)	(400,900)	(1,175,600)	(1,514,800)

EARNINGS (LOSS) BEFORE INCOME TAXES	1,200	3,602,600	(819,200)	10,921,300

INCOME TAXES	300	956,000	(234,000)	2,938,400
NET EARNINGS (LOSS)	$900	$2,646,600	$(585,200)	$7,982,900

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$0.00	$0.33	$(0.07)	$0.99
Diluted	$0.00	$0.31	$(0.07)	$0.94

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,058,349	8,029,060	8,075,528	8,028,973
Diluted	8,249,069	8,430,221	8,075,528	8,449,183
Dividends per share	$-	$0.10	$-	$0.30

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	16,180	-	-
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,547,200	$44,740,900	4,003,242	$(12,522,200)	$47,306,300
Forfeiture of restricted shares	-	-	-	-	13,549	-	-
Share-based compensation expense - net	-	-	119,700	-	-	-	119,700
Net loss	-	-	-	(801,900)	-	-	(801,900)
BALANCE - August 31, 2022	12,702,080	$2,540,400	$12,666,900	$43,939,000	4,016,791	$(12,522,200)	$46,624,100
Issuance of restricted share awards for vesting	-	-	-	-	(28,000)	-	-
Share-based compensation expense - net	-	-	258,800	-	-	-	258,800
Net earnings	-	-	-	900	-	-	900
BALANCE - November 30, 2022	12,702,080	$2,540,400	$12,925,700	$43,939,900	3,988,791	$(12,522,200)	$46,883,800

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2021

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	26,600	-	(1,714)	5,400	32,000
Dividends declared ($0.10/share)	-	-	-	(834,800)	-	-	(834,800)
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	3,438,100	-	-	3,438,100
BALANCE - May 31, 2021	12,410,080	$2,482,000	$11,152,100	$42,286,300	4,061,766	$(12,763,700)	$43,156,700
Sales of treasury stock	-	-	46,100	-	(4,915)	14,300	60,400
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.10/share)	-	-	-	(893,600)	-	-	(893,600)
Share-based compensation expense - net	-	-	261,700	-	-	-	261,700
Net earnings	-	-	-	1,898,200	-	-	1,898,200
BALANCE - August 31, 2021	12,702,080	$2,540,400	$11,377,900	$43,290,900	4,051,851	$(12,725,800)	$44,483,400
Sales of treasury stock	-	-	43,500	-	(5,906)	18,500	62,000
Dividends declared ($0.10/share)	-	-	-	(865,600)	-	-	(865,600)
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	2,646,600	-	-	2,646,600
BALANCE - November 30, 2021	12,702,080	$2,540,400	$11,683,000	$45,071,900	4,045,945	$(12,707,300)	$46,588,000

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(585,200)	$7,982,900
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,824,400	1,519,100
Deferred income taxes	558,400	(226,700)
Provision for doubtful accounts	-	91,800
Provision for inventory valuation allowance	393,000	180,000
Share-based compensation expense - net	640,100	784,900
Changes in assets and liabilities:
Accounts receivable	(2,052,700)	(1,476,700)
Inventories - net	8,950,500	(18,817,000)
Prepaid expenses and other assets	295,600	(159,000)
Accounts payable	(8,483,300)	4,451,400
Accrued salaries and commissions and other liabilities	(524,800)	(841,000)
Deferred revenues	728,300	(1,320,300)
Income taxes payable/receivable	(1,040,600)	453,900
Total adjustments	1,288,900	(15,359,600)
Net cash provided by (used in) operating activities	703,700	(7,376,700)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(988,000)	(3,387,100)
Purchases of other assets	(257,200)	-
Net cash used in investing activities	(1,245,200)	(3,387,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(25,450,100)	(701,500)
Payments on debt issue costs	(178,400)	(50,000)
Proceeds from term debt	36,000,000	15,244,700
Sales of treasury stock	63,400	154,400
Net payments on line of credit	(8,729,000)	(2,225,900)
Dividends paid	(870,700)	(2,563,400)
Net cash provided by financing activities	835,200	9,858,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293,700	(905,500)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	361,200	1,812,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$654,900	$906,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$1,345,900	$606,300
Cash paid for income taxes (net of refunds)	$95,800	$2,708,000

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

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2022 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued accounting standards updates (“ASU”) and concluded that the following recently issued accounting standard applies to us:

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are discontinued, such as London Interbank Offered Rate (“LIBOR”). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU was effective March 12, 2020 through December 31, 2022 (updated to December 31, 2024 by the December 2022 issuance of ASU 2022-06). With the execution of the Company’s new Credit Agreement with BOKF, NA on August 9, 2022, the Company no longer has a loan agreement utilizing interest rates that reference LIBOR. The Company’s new Credit Agreement utilizes the Secured Overnight Financing Rate (“SOFR”) published by the Chicago Mercantile Exchange.

Note 2 – INVENTORIES

Inventories consist of the following:

	November 30, 2022	February 28, 2022
Current:
Book inventory	$61,469,500	$72,064,400
Inventory valuation allowance	(499,300)	(510,800)
Inventories net – current	$60,970,200	$71,553,600

Noncurrent:
Book inventory	$3,793,700	$2,437,600
Inventory valuation allowance	(498,500)	(382,300)
Inventories net – noncurrent	$3,295,200	$2,055,300

Inventory in transit totaled $291,900 and $2,732,400 at November 30, 2022 and February 28, 2022, respectively.

Book inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under Accounting Standards Codification (“ASC”) 842 - Leases. Our lessee arrangements include two rental agreements where we have the exclusive use of dedicated office space in San Diego, California, as well as warehouse and office space in Layton, Utah, and both qualify as an operating lease. Our lessor arrangements include two rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income on our condensed statements of operations.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2023	$390,100
2024	1,568,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
Thereafter	6,536,200
Total	$13,121,400

The cost of the leased space was $10,637,900 and $10,834,300 at November 30, 2022 and February 28, 2022, respectively. The accumulated depreciation associated with the leased assets was $2,759,700 and $2,603,300 as of November 30, 2022 and February 28, 2022, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment - net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	November 30, 2022	February 28, 2022

Line of credit	$8,994,500	$17,723,500

Floating rate term loan(s) (1)	$20,737,500	$14,651,000
Fixed rate term loan	14,812,500	10,349,100
Total long-term debt	35,550,000	25,000,100

Less current maturities	(1,800,000)	(2,542,200)
Less debt issue cost	(216,300)	(48,400)
Long-term debt, net	$33,533,700	$22,409,500

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

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 5.48% at November 30, 2022)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 6.23% at November 30, 2022)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at November 30, 2022)

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. Available credit under the current $15,000,000 revolving line of credit with the Lender was approximately $6,005,500 at November 30, 2022.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$450,000
2024	1,800,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
Thereafter	27,900,000
Total	$35,550,000

Note 5 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms, which if not met or payments are not received timely may result in termination of the agreement. Should termination of the agreement occur, the Company will be allowed to sell through the remaining Usborne inventory for an agreed upon term not less than twelve months following the termination date. Under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne will use a different distributor to supply retail accounts with its products. The November 15, 2022 transition date, at Usborne’s request, was extended until January 31, 2023. Usborne’s products sold within the Publishing Division accounted for 85.6% and 89.2% of all products sold during the three and nine months ended November 30, 2022, respectively. Additionally, an inventory purchase volume rebate from Usborne of $900,000, which was earned for purchases in fiscal 2022 and due to the Company, has been disputed. As a result of that dispute, the realization of that rebate became uncertain, resulting in the Company reversing the recorded rebate until the uncertainty is resolved.

Purchases received from Usborne were $4,782,200 and $10,728,800 for the three months ended November 30, 2022 and 2021, respectively. Total inventory purchases received from all suppliers were $6,738,100 and $15,946,700 for the three months ended November 30, 2022 and 2021, respectively.

Purchases received from Usborne were $9,565,700 and $35,144,100 for the nine months ended November 30, 2022 and 2021, respectively. Total inventory purchases received from all suppliers were $15,879,800 and $52,511,000 for the nine months ended November 30, 2022 and 2021, respectively.

Note 6 – EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$900	$2,646,600	$(585,200)	$7,982,900

Weighted average shares:
Weighted average shares outstanding-basic	8,058,349	8,029,060	8,075,528	8,028,973
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	190,720	401,161	-	420,210
Weighted average shares outstanding-diluted	8,249,069	8,430,221	8,075,528	8,449,183

Earnings (loss) per share:
Basic	$0.00	$0.33	$(0.07)	$0.99
Diluted	$0.00	$0.31	$(0.07)	$0.94

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	-	280,852	-

Note 7 – SHARE-BASED COMPENSATION

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In fiscal year 2021, 5,000 restricted shares were forfeited and later regranted to other participants. During fiscal year 2023, 10,000 restricted shares were forfeited, along with 969 additional shares purchased with dividends received from the original issue date. The 10,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 969 shares purchased with dividends were not reissued. The remaining compensation expense for the outstanding awards, totaling approximately $171,500 as of November 30, 2022, will be recognized ratably over the remaining vesting period of approximately 3 months.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. The remaining compensation expense of these awards, totaling approximately $865,800 as of November 30, 2022, will be recognized ratably over the remaining vesting period of approximately 27 months.

As of November 30, 2022, no shares have been granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021

Share-based compensation expense	$258,800	$261,600	$782,000	$784,900
Less reduction of expense for forfeitures	-	-	(141,900)	-
Share-based compensation expense - net	$258,800	$261,600	$640,100	$784,900

The following table summarizes stock award activity during the first nine months of fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2022	600,000	$8.14
Granted	28,000	2.08
Vested	-	-
Forfeited	(28,000)	7.60
Outstanding at November 30, 2022	600,000	$7.88

As of November 30, 2022, total unrecognized share-based compensation expense related to unvested granted or issued restricted shares was $1,037,300, which we expect to recognize over a weighted-average period of 23.0 months.

Note 8 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $4,506,500 and $6,924,800 for the three months ended November 30, 2022 and 2021, respectively. These costs were $11,192,800 and $18,317,200 for the nine months ended November 30, 2022 and 2021, respectively.

Note 9 – BUSINESS SEGMENTS

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

Information by reporting segment for the three- and nine-month periods ended November 30, 2022 and 2021, are as follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
UBAM	$25,452,700	$41,397,800	$61,401,700	$108,532,800
Publishing	4,816,700	3,714,500	11,447,000	10,381,800
Total	$30,269,400	$45,112,300	$72,848,700	$118,914,600

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
UBAM	$3,019,800	$7,536,000	$8,049,100	$20,976,400
Publishing	1,239,300	1,186,100	2,805,000	3,030,500
Other	(4,257,900)	(5,119,500)	(11,673,300)	(13,085,600)
Total	$1,200	$3,602,600	$(819,200)	$10,921,300

Note 10 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our term notes payable is estimated by management to approximate $34,781,100 and $24,521,600 as of November 30, 2022 and February 28, 2022, respectively. The term notes payable reflected on the Company’s condensed balance sheets were $35,550,000 and $25,000,100 as of November 30, 2022 and February 28, 2022, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

Note 11 – DEFERRED REVENUES

The Company’s UBAM division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of November 30, 2022 or February 28, 2022 are recorded as deferred revenues on the condensed balance sheets. We received approximately $1,409,900 and $681,600, as of November 30, 2022 and February 28, 2022, respectively, in payments for sales orders which will be shipped subsequent to the end of the period.

Note 12 – SUBSEQUENT EVENTS

On December 22, 2022, the Company executed the First Amendment to our Credit Agreement with BOKF, NA. This amendment clarified the definition of the Fixed Charge Coverage Ratio to exclude dividends paid prior to November 30, 2022, and placed restrictions on acquisitions and cash dividends.

The Company completed rebranding its Home Business Division, replacing the name Usborne Books & More (“UBAM”) with its new name, PaperPie. PaperPie was announced on December 21, 2022 and the new name, website URL’s and rebranding was completed on January 3, 2023.

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

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our inventory purchases are concentrated with Usborne. Our distribution agreement includes annual minimum purchase volumes along with specific payment terms, which if not met or payments are not received timely may result in termination of the agreement. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date. We operate two separate segments, UBAM and Publishing, to sell our products. These two segments each have their own customer base. The UBAM segment markets our complete line of products through a network of independent sales consultants using a combination of home shows, internet party plan events and book fairs. The Publishing segment markets Kane Miller, Learning Wrap-Ups and SmartLab Toys on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two segments. Other expenses consist primarily of the compensation of our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate office and distribution facility.

The following table shows our condensed statements of operations data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Net revenues	$30,269,400	$45,112,300	$72,848,700	$118,914,600
Cost of goods sold	11,041,400	13,897,300	25,832,600	36,426,000
Gross margin	19,228,000	31,215,000	47,016,100	82,488,600

Operating expenses
Operating and selling	5,397,300	7,354,500	12,966,700	19,037,000
Sales commissions	8,982,300	14,515,500	21,489,800	37,587,400
General and administrative	4,635,700	5,915,000	13,037,500	15,847,900
Total operating expenses	19,015,300	27,785,000	47,494,000	72,472,300

Interest expense	600,600	228,300	1,516,900	609,800
Other income	(389,100)	(400,900)	(1,175,600)	(1,514,800)
Earnings (loss) before income taxes	1,200	3,602,600	(819,200)	10,921,300

Income taxes	300	956,000	(234,000)	2,938,400
Net earnings (loss)	$900	$2,646,600	$(585,200)	$7,982,900

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2022

Total operating expenses not associated with a reporting segment decreased $1.3 million, or 24.5%, to $4.0 million for the three-month period ended November 30, 2022, when compared to $5.3 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.8 million decrease in labor expenses, primarily within our warehouse operations, and a $0.3 million decrease in freight handling expenses, both resulting from a decrease in gross sales, along with a decrease of $0.2 million in other various cost changes.

Interest expense increased $0.4 million, or 200.0%, to $0.6 million for the three months ended November 30, 2022, when compared to $0.2 million for the same quarterly period a year ago, due to increased borrowings with our Lenders primarily associated with inventory and increases in floating interest rates.

Income taxes decreased $1.0 million, or 100.0%, to $0.0 million for the three months ended November 30, 2022, from $1.0 million for the same quarterly period a year ago, resulting from a decrease in gross sales. Our effective tax rate decreased to 25.0% for the quarter ended November 30, 2022, from 26.5% for the quarter ended November 30, 2021 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2022

Total operating expenses not associated with a reporting segment decreased $2.7 million, or 19.3%, to $11.3 million for the nine-month period ended November 30, 2022, when compared to $14.0 million for the same period a year ago. Operating expenses decreased primarily as a result of a reduction in labor expenses of $2.1 million, primarily within our warehouse operations, and a decrease in freight handling costs of $0.8 million, both associated with a decrease in gross sales. Other various expenses in this segment decreased by $0.1 million. These expense reductions were offset by a $0.3 million increase in depreciation expense primarily driven by last year’s addition of two new pick/pack/ship lines.

Interest expense increased $0.9 million, or 150.0%, to $1.5 million for the nine months ended November 30, 2022, when compared to $0.6 million for the same period a year ago, due to increased borrowings with our Lenders primarily associated with inventory and increases in floating interest rates.

Income taxes decreased $3.1 million, or 106.9%, to a tax benefit of $0.2 million for the nine months ended November 30, 2022, from a tax expense of $2.9 million for the same period a year ago, primarily resulting from operating losses experienced during our fiscal 2023 second quarter. Our effective tax rate increased to 28.6% for the nine months ended November 30, 2022, from 26.9% for the nine months ended November 30, 2021 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

UBAM Operating Results for the Three and Nine Months Ended November 30, 2022

The following table summarizes the operating results of the UBAM segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Gross sales	$31,925,700	$50,232,200	$77,068,300	$132,557,400
Less discounts and allowances	(8,664,100)	(12,891,300)	(21,317,300)	(35,767,700)
Transportation revenue	2,191,100	4,056,900	5,650,700	11,743,100
Net revenues	25,452,700	41,397,800	61,401,700	108,532,800

Cost of goods sold	8,372,000	11,961,700	19,619,400	30,848,200
Gross margin	17,080,700	29,436,100	41,782,300	77,684,600

Operating expenses
Operating and selling	4,318,700	6,069,000	10,264,900	15,628,600
Sales commissions	8,777,900	14,351,100	20,986,600	37,147,000
General and administrative	964,300	1,480,000	2,481,700	3,932,600
Total operating expenses	14,060,900	21,900,100	33,733,200	56,708,200

Operating income	$3,019,800	$7,536,000	$8,049,100	$20,976,400

Average number of active consultants	27,100	41,500	28,700	47,300

UBAM Operating Results for the Three Months Ended November 30, 2022

UBAM net revenues decreased $15.9 million, or 38.4%, to $25.5 million during the three months ended November 30, 2022, when compared to $41.4 million during the same period a year ago. The average number of active consultants in the third quarter of fiscal 2023 was 27,100, a decrease of 14,400, or 34.7%, from 41,500 average active consultants selling in the third quarter of fiscal 2022. Our consultant numbers have declined due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. We also saw new consultant recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. The new agreement created a level of uncertainty with our consultants until we were able to effectively communicate the continuation of our relationship within the Direct Sales division. In addition, sales during the third quarter of fiscal 2023 continued to be negatively impacted by recent record inflation, resulting in high fuel cost and food price increases that continues to impact the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures persist. Historically, when we have experienced these difficult inflationary times, our active consultant numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $12.3 million, or 41.8%, to $17.1 million during the three months ended November 30, 2022, when compared to $29.4 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended November 30, 2022 decreased to 67.1%, compared to 71.1% the same period a year ago. The decrease in gross margin as a percentage of net revenues is primarily attributed to higher discounts being offered to induce sales impacting margins by approximately $0.4 million, rising ocean freight costs on inbound inventory totaling approximately $0.3 million and reduced purchasing volume discounts/rebates totaling approximately $0.3 million.

UBAM operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to consultants for new sales and promotions. These operating expenses are directly tied to the sales volumes of the UBAM segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the segment. Total operating expenses decreased $7.8 million, or 35.6%, to $14.1 million during the three-month period ended November 30, 2022, when compared to $21.9 million reported in the same quarter a year ago. Operating and selling expenses decreased $1.8 million, or 29.5%, to $4.3 million during the three-month period ended November 30, 2022, when compared to $6.1 million reported in the same quarter a year ago, primarily due to a decrease in outbound freight from fewer sales and shipments totaling approximately $2.2 million. This expense reduction was partially offset by a $0.4 million increase in consultant incentive trip accruals associated with promotions to bolster sales. Sales commissions decreased $5.6 million, or 38.9%, to $8.8 million during the three-month period ended November 30, 2022, when compared to $14.4 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.5 million, or 33.3%, to $1.0 million during the three months ended November 30, 2022, when compared to $1.5 million during the same period a year ago, due primarily to $0.2 million of reduced bank fees from fewer credit card transactions, a $0.2 million reduction in consultant bonus awards, both resulting from the decrease in sales, as well as a $0.1 million reduction in payroll costs.

Operating income of the UBAM segment decreased $4.5 million, or 60.0% to $3.0 million during the three months ended November 30, 2022, when compared to $7.5 million reported in the same quarter a year ago. Operating income of the UBAM division as a percentage of net revenues for the three months ended November 30, 2022 decreased to 11.9%, compared to 18.2% for the three months ended November 30, 2021. This change primarily resulted from increased cost of goods sold, increased freight costs and increased operating and selling expenses as a percent of net revenues.

UBAM Operating Results for the Nine Months Ended November 30, 2022

UBAM net revenues decreased $47.1 million, or 43.4%, to $61.4 million during the nine-month period ended November 30, 2022, compared to $108.5 million from the same period a year ago. The average number of active consultants in the nine-month period ended November 30, 2022 was 28,700, a decrease of 18,600, or 39.3%, from 47,300 selling in same period a year ago. Our consultant numbers declined from the prior period due to consultants returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials. In addition, sales during the first nine months of fiscal 2023 were negatively impacted by recent record inflation, resulting in fuel cost and food price increases impacting the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures persist. Historically, when we have experienced these difficult inflationary times, our UBAM active consultant numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $35.9 million, or 46.2%, to $41.8 million during the nine-month period ended November 30, 2022, when compared to $77.7 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 68.0% for the nine-month period ended November 30, 2022, when compared to 71.6% for the same period a year ago. The decrease in gross margin as a percentage of net revenues is attributed to higher discounts being offered to induce sales impacting margins by approximately $0.6 million, rising ocean freight costs on inbound inventory totaling approximately $0.7 million and reduced purchasing volume discounts/rebates totaling approximately $0.9 million.

Total operating expenses decreased $23.0 million, or 40.6%, to $33.7 million during the nine-month period ended November 30, 2022, from $56.7 million for the same period a year ago. Operating and selling expenses decreased $5.3 million, or 34.0%, to $10.3 million during the nine-month period ended November 30, 2022, when compared to $15.6 million reported in the same period a year ago, primarily due to a decrease in shipping costs associated with the decrease in volume of orders shipped totaling approximately $6.4 million. This expense reduction was partially offset by a $1.1 million increase in consultant incentive trip expenses and convention expenses. Sales commissions decreased $16.1 million, or 43.4%, to $21.0 million during the nine-month period ended November 30, 2022, when compared to $37.1 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $1.4 million, or 35.9%, to $2.5 million, from $3.9 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes of $0.9 million and a $0.5 million reduction in consultant bonus awards, both resulting from the decrease in sales during the nine months ended November 30, 2022.

Operating income of the UBAM segment decreased $13.0 million, or 61.9%, to $8.0 million during the nine months ended November 30, 2022, when compared to $21.0 million reported in the same period last year. Operating income of the UBAM division as a percentage of net revenues for the nine months ended November 30, 2022 was 13.1%, compared to 19.3% for the nine months ended November 30, 2021. This change primarily resulted from increased cost of goods sold, increased freight costs and increased operating and selling expenses as a percent of net revenues.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2022

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Gross sales	$10,125,200	$7,800,600	$24,090,400	$22,054,100
Less discounts and allowances	(5,311,300)	(4,087,300)	(12,651,400)	(11,678,500)
Transportation revenue	2,800	1,200	8,000	6,200
Net revenues	4,816,700	3,714,500	11,447,000	10,381,800

Cost of goods sold	2,669,400	1,935,600	6,213,200	5,577,800
Gross margin	2,147,300	1,778,900	5,233,800	4,804,000

Total operating expenses	908,000	592,800	2,428,800	1,773,500

Operating income	$1,239,300	$1,186,100	$2,805,000	$3,030,500

Publishing Operating Results for the Three Months Ended November 30, 2022

Our Publishing division’s net revenues increased $1.1 million, or 29.7%, to $4.8 million during the three-month period ended November 30, 2022, from $3.7 million reported in the same period a year ago. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the terms in our new distribution agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne will use a different distributor to supply retail accounts with their products. The November 15, 2022 transition date, at Usborne’s request, was extended until January 31, 2023. The transition between distributors brought disruption concerns to many of our retail customers and resulted in additional sales orders before the November 15, 2022 transition date. Usborne’s products sold within the Publishing Division accounted for 85.6% of all products sold during the three months ended November 30, 2022.

Gross margin increased $0.3 million, or 16.7%, to $2.1 million during the three-month period ended November 30, 2022, from $1.8 million reported in the same quarter a year ago, primarily due to the increase in net revenues. Gross margin as a percentage of net revenues decreased to 44.6% during the three-month period ended November 30, 2022, from 47.9% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from an increase in cost of goods sold resulting from rising ocean freight costs on inbound inventory of $0.1 million, as well as changes in the mix of products sold between Kane Miller and Usborne.

Total operating expenses of the Publishing segment increased $0.3 million, or 50.0%, to $0.9 million, from $0.6 million, during the three-month periods ended November 30, 2022 and 2021, respectively. This change was due to an increase of $0.1 million in wages for Learning Wrap-Ups not present in the prior year, a $0.1 million increase in freight expense due to higher shipping costs on increased sales and a $0.1 million increase in other various costs.

Operating income of the Publishing division remained consistent at $1.2 million for the three-month periods ended November 30, 2022 and 2021, respectively.

Publishing Operating Results for the Nine Months Ended November 30, 2022

Our Publishing division’s net revenues increased by $1.0 million, or 9.6%, to $11.4 million during the nine-month period ended November 30, 2022, from $10.4 million reported in the same period a year ago. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the terms in our new distribution agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne will use a different distributor to supply retail accounts with their products. The November 15, 2022 transition date, at Usborne’s request, was extended until January 31, 2023. The transition between distributors brought disruption concerns to many of our retail customers and resulted in additional sales orders before the November 15, 2022 transition date. Usborne’s products sold within the Publishing Division accounted for 89.2% of all products sold during the nine months ended November 30, 2022.

Gross margin increased $0.4 million, or 8.3%, to $5.2 million during the nine-month period ended November 30, 2022, from $4.8 million reported in the same period a year ago, primarily from increased net revenues. Gross margin as a percentage of net revenues decreased slightly to 45.7%, during the nine-month period ended November 30, 2022, from 46.3% reported in the same period a year ago primarily due to increased inbound transportation costs.

Total operating expenses of the Publishing segment increased $0.6 million, or 33.3%, to $2.4 million during the nine-month period ended November 30, 2022, from $1.8 million reported in the same period a year ago. This change was due to an increase of $0.3 million in wages and $0.1 million in other various expenses related to Learning Wrap-Ups, which was acquired in December 2021. Other increases include $0.1 million in outbound freight costs and $0.1 million in other various expenses related to the Publishing division.

Operating income of the Publishing segment decreased $0.2 million, or 6.7%, to $2.8 million during the nine-month period ended November 30, 2022 when compared to $3.0 million reported in the same period a year ago, due primarily to the increase in operating expenses.

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

During the first nine months of fiscal year 2023, we experienced cash inflows from operations of $703,700. These cash inflows resulted from:

●net loss of $585,200

Adjusted for:

●depreciation and amortization expense of $1,824,400

●share-based compensation expense, net of $640,100

●deferred income taxes of $558,400

●provision for inventory allowance of $393,000

Positively impacted by:

●decrease in inventories, net of $8,950,500

●increase in deferred revenues of $728,300

●decrease in prepaid expenses and other assets of $295,600

Negatively impacted by:

●decrease in accounts payable of $8,483,300

●increase in accounts receivable of $2,052,700

●decrease in income taxes payable of $1,040,600

●decrease in accrued salaries and commissions, and other liabilities of $524,800

Cash used in investing activities was $1,245,200 for capital expenditures, consisting of $658,200 associated with the purchase of SmartLab Toys, $484,900 of software upgrades to our proprietary systems that our UBAM consultants use to monitor their business and place customer orders, $99,000 of other assets associated with the Company’s rebrand of its UBAM sales division and $3,100 of other various changes.

Cash provided by financing activities was $835,200, which was comprised of net proceeds from term debt of $36,000,000 and cash received in treasury stock transactions of $63,400, offset by payments on term debt of $25,450,100, net payments on the line of credit of $8,729,000, payments of $870,700 for dividends declared in fiscal 2022 and payments of debt issue costs of $178,400.

During fiscal year 2023, we continue to expect the cash generated from our operations and cash available through our line of credit with our Lender will provide us the liquidity we need to support ongoing operations. We expect to generate positive operational cash flow as we normalize inventory levels. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to pay down existing debt. Following a return to profitability, any excess cash is expected to be distributed to our shareholders.

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

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 5.48% at November 30, 2022)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 6.23% at November 30, 2022)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at November 30, 2022)

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. Available credit under the current $15,000,000 revolving line of credit with the Company’s new Lender was approximately $6,005,500 at November 30, 2022.

The following table reflects aggregate future maturities of long-term debt during the next five fiscal years and thereafter as follows:

Years ending February 28 (29),
2023	$450,000
2024	1,800,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
Thereafter	27,900,000
Total	$35,550,000

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily received from the retail stores of our Publishing division. Those damages occur in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of November 30, 2022 and February 28, 2022.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.2 million and $0.3 million at November 30, 2022 and February 28, 2022, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to minimum order requirements of our suppliers. Noncurrent inventory was estimated by management using an anticipated turnover ratio by title. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $3.8 million and $2.4 million at November 30, 2022 and February 28, 2022, respectively. Noncurrent inventory valuation allowances were $0.5 million and $0.4 million at November 30, 2022 and February 28, 2022, respectively.

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

Consultants that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our consultants to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 8.3% of our active consultants have maintained consignment inventory at the end of the third quarter of fiscal year 2023. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with consultants was $1.7 million and $1.4 million at November 30, 2022 and February 28, 2022, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.0 million at November 30, 2022 and $0.9 million at February 28, 2022.

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

During the first nine months of fiscal year 2023, the Company recognized $0.7 million of compensation expense associated with the shares granted, which was offset by a $0.1 million reduction of compensation expense during the fiscal second quarter associated with shares that were forfeited. These shares were re-issued under the terms of the 2019 LTI Plan during the fiscal third quarter.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

September 1 - 30, 2022	-	$-	-	514,594
October 1 - 31, 2022	-	-	-	514,594
November 1 - 30, 2022	-	-	-	514,594
Total	-	$-	-

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

10.3	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.4**	First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK.

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Paper Filed

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 6, 2023	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)