Form 10-K
period 2023-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2023-05-17
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2022 on the NASDAQ Stock Market, LLC was $19,881,000.

As of May 2, 2023, 8,575,088 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2023 relating to our Annual Meeting of Shareholders to be held on June 29, 2023 are incorporated by reference into Part III of this Report on Form 10-K.

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

●	our success in recruiting and retaining new brand partners (formerly consultants),
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes and other uncertainties,
●	outstanding impacts from the COVID-19 pandemic, as well as
●	those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict.

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

Our Company mission statement reflects “The future of our world depends on the education of our children. EDC delivers educational excellence one book at a time. We provide economic opportunity while fostering strong family values. We touch the lives of children for a lifetime.”

(b) Financial Information about Our Segments

We sell children’s books, educational toys and games and other related products (collectively referred to as “products” or “books”) through two business segments, which we refer to as “divisions” or “sales channels”:

●

Direct Sales Division (“PaperPie”) – This division sells our books and products through independent brand partners direct to the customer. Our Brand Partners sell our products in various ways, including hosting home parties, through social media collaboration platforms on the internet, hosting book fairs with school and public libraries and through other events. This division had approximately 24,600 active Brand Partners as of February 28, 2023.

●

Publishing Division (“EDC Publishing” or “Publishing”) – This is our trade division which markets through commissioned trade representatives who call on retail book, toy and specialty stores along with other retail outlets. This division also has in-house representatives marketing by telephone and email to these customers and potential customers. This division markets to approximately 4,000 retail outlets. In addition to exhibiting at national trade and regional bookselling shows, our products are featured in agency showrooms in AmericasMart Atlanta, Dallas Market Center, and Minneapolis Mart. Under the contracted terms in our new distribution agreement, the Company no longer had the rights to distribute Usborne’s products to retail customers effective November 15, 2022, at which date Usborne planned to engage a different distributor to supply their products to retail accounts. The November 15, 2022 transition date, at Usborne’s request, was extended until their new supplier can start distribution during 2023.

Percent of Net Revenues by Division

	FY 2023	FY 2022
PaperPie	85%	91%
Publishing	15%	9%
Total net revenues	100%	100%

(c) Narrative Description of Business

Products

EDC’s current catalog contains approximately 2,000 titles, with new additions added four times per year across all lines of our products. Additionally, throughout the year, a similar number of titles that do not have sufficient sales are identified as “out of print” and these titles are no longer re-printed or included in future catalogs. The Company sells through the remaining quantities of these out of print titles through their normal sales channels at normal pricing and has not historically participated in the publishing industry’s “remainder” market. Many of our products are interactive in nature, including our touchy-feely board books, activity books and flashcards, adventure and search books, art books, sticker books, foreign language books, learning manipulatives and toys. We also have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites. Our books also include science and math titles, as well as chapter books and novels. Many of our Kane Miller books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States. Certain Kane Miller agreements include North American rights and these titles are also sold into Canada. Our SmartLab Toys and Learning Wrap-Ups imprints are owned product lines that are sold domestically and internationally, including the sale of foreign distribution rights to specific customers.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season.

Competition

While we have the exclusive rights to sell Kane Miller books, Learning Wrap-Ups, SmartLab Toys and are the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne books, we face competition from other publishers selling on the internet and directly to our customer base. Our PaperPie division competes in recruiting and retaining brand partners, which continuously receive opportunities to work for other direct selling companies, as well as new non-traditional employment opportunities, especially in the gig marketplace that provide part-time supplemental income. We also compete with other publishers in the school and library book fair market, of which Scholastic Corporation is the largest.

Our Publishing division faces competition from U.S. and international publishing companies that sell online and through the same retail bookstores, toy stores, and gift and novelty stores that offer a variety of non-book products.

Employees

As of April 26, 2023, 138 full-time employees worked at our Tulsa, OK, San Diego, CA, Layton, UT and Seattle, WA facilities. Of these employees, approximately 56% work in our distribution warehouse in Tulsa, OK.

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

Employee Retention Credit

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, among other things, included a provision related to the Employee Retention Credit. The Company applied the provisions of the CARES Act as applicable. In fiscal 2024, the Company applied for employee retention credits for Q1, Q2 and Q3 wages paid in calendar year 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when realized under Accounting Standards Codification (“ASC”) 450-30, Gain Contingencies. Accordingly, the total requested credits of $3.6 million are not recorded in the Company’s financial statements until the credits are received, as the Company is not certain the credits will be issued.

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

We also own a facility located at 10302 East 55th Place, Tulsa, Oklahoma that contains approximately 105,000 square feet of usable space including 8,000 square feet of office and 97,000 square feet of warehouse space. We use approximately 84,000 square feet of warehouse space for overflow inventory. The remaining 21,000 square feet are leased to a third-party tenant with a multi-year lease agreement.

In addition to these owned properties, we also lease additional warehouse space in Tulsa, Oklahoma as needed for overflow inventory, a small office in San Diego, California that is used by our Kane Miller employees, a warehouse and office space in Layton, Utah resulting from the acquisition of Learning Wrap-Ups, and office space located in Seattle, Washington resulting from the acquisition of SmartLab Toys. We believe that our operating facilities meet both present and future capacity needs.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”). The number of shareholders of record of EDC's common stock as of May 2, 2023, was 457.

For information regarding our compensation plans see Note 11 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased Under the Plan (1)
December 1-31, 2022	-	$-	-	514,594
January 1-31, 2023	-	-	-	514,594
February 1-28, 2023	-	-	-	514,594
Total	-	$-	-

(1)

On February 4, 2019, the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which may be purchased under the new plan is 800,000. This plan has no expiration date.

Item 6. [RESERVED]

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

Management Summary

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our inventory purchases are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received timely, may result in termination of the agreement. During fiscal 2023, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of termination has been received and Usborne continues to accept and fulfill purchase orders from the Company. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date.

We sell our products through two separate divisions, PaperPie and Publishing. These two divisions each have their own customer base. The PaperPie division markets our complete line of products through a network of independent brand partners using a combination of home shows, internet party events and book fairs. The Publishing division markets Kane Miller, Learning Wrap-Ups and SmartLab Toys on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two divisions. Other expenses consist primarily of the compensation for our office, warehouse and sales support staff as well as the cost of operating and maintaining our corporate offices and distribution facility.

PaperPie Division

Our PaperPie division uses a multi-level direct selling organizational structure to market our products using independent sales representatives (“Brand Partners”) located throughout the United States. The customer base of PaperPie consists of individual purchasers, as well as schools and public libraries. Revenues are primarily generated through book showings in individual homes, on social media collaboration platforms, through book fairs with school and public libraries and other in-person events.

An important factor in the continued growth of the PaperPie division is the addition of new brand partners and the retention of existing Brand Partners. Current active Brand Partners (defined as those with sales during the past six months) are primarily responsible for recruiting new brand partners. PaperPie makes it easy to recruit by providing joining incentives to new brand partners including discounted products and cash bonus awards based on exceeding certain sales criteria. In addition, our PaperPie division provides our Brand Partners with an extensive operational handbook, valuable training, and an individual website they can customize and use to generate sales. The Company also provides a “back-office” operations platform that allows Brand Partners to track their individual and team business results.

Brand Partners

	FY 2023	FY 2022
New Brand Partners Added During Fiscal Year	16,500	26,100
Active Brand Partners at End of Fiscal Year	24,600	36,100

Our PaperPie division’s multi-level marketing organizational structure presently has eight levels of sales representatives, collectively known as Brand Partners:

●	Brand Partners

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

Upon signing up, sales representatives begin as “Brand Partners”. Brand Partners receive “weekly commissions” from each sale they make; the commission rate they receive on each sale is determined by the order type under which the sale is made. In addition, Brand Partners receive a monthly sales bonus once their total sales reach an established monthly goal and other awards (called “Level Perks”) for meeting other individual sales and recruiting goals for the month. Brand Partners who recruit a specified number of other Brand Partners into their downline become “Team Leaders”. These downline recruits are known as their "Central Group". Upon reaching this Team Leader level, Brand Partners become eligible to receive “monthly override payments” which are calculated on sales made by their Central Group and downlines up to two levels below. Team Leaders that recruit and promote other Team Leaders, and meet other established criteria, are eligible to become “Advanced Leaders”.

Once Advanced Leaders promote a second level Brand Partner, add additional recruits and meet other established criteria, they become “Senior Leaders”, “Executive Leaders”, “Senior Executive Leaders”, “Directors” or “Senior Directors”. One-time cash bonus payments are made to Advance Leaders and higher at each promotion level. Executive Leaders and higher receive an additional monthly override payment based upon the sales of their executive group. Directors and higher receive an additional bonus payment if they promote a Team Leader from their Central Group. The maximum override payment a leader can receive is calculated on their Central Group and three levels below.

During fiscal year 2023, internet sales continued to be the largest sales channel within our PaperPie division. The use of social media and party plan platforms, such as those available on Facebook, continue to be popular sales tools. These platforms allow Brand Partners to “present” and customers to “attend” online purchasing events from any geographical location.

Customers’ internet orders are primarily received via the Brand Partner’s customized website, which is hosted by the Company. Brand Partners contact hosts or hostesses (collectively “hostess”) who then provide a list of contacts to invite to an online party. During the online party, the Brand Partner answers attendees’ questions and provides product recommendations. These attendees then select desired products and place orders via the Brand Partner’s customized website. Internet orders are processed through a standard online “shopping cart checkout” and the Brand Partner receives sales credit and commission on the transaction. All internet orders are shipped directly to the end customer. The hostess earns discounted products based on the total sales from the attendees at the online party. Brand Partners use the list of contacts provided by the hostess as additional contacts for future hostess and recruiting opportunities.

In-person parties also occur when Brand Partners contact hostesses to hold book shows in their homes. The Brand Partner assists the hostess in setting up the details for the show, makes a presentation at the show and takes orders for the products. The hostess earns discounted products based on the total sales at the party, including internet orders for those customers who can only attend via online access. These orders are typically shipped to the hostess who then distributes the products to the end customer. Customer specials are also available when customers, or their party, order above a specified amount. As with online parties, home shows often provide an excellent opportunity for recruiting new brand partners.

PaperPie net revenues also includes sales to schools and libraries through PaperPie Learning, a separate program for Brand Partners which requires them to pass certain qualifications and complete training requirements. The PaperPie Learning program includes book fairs which are held with an organization as the sponsor. The Brand Partner provides promotional materials to introduce our products to parents, who then turn in their orders at a designated time. The book fair program generates discounted products for the sponsoring organization.

PaperPie also generates revenues through various fundraiser programs directed toward schools and community organizations. Reach for the Stars is a pledge-based reading incentive program that provides cash and products to the sponsoring organization and products for the participating children. An additional fundraising program, Cards for a Cause, offers our Brand Partners the opportunity to help members of the community by sharing proceeds from the sale of specific items. Organizations sell variety boxes of greeting-type cards and donate a portion of the proceeds to help support their related causes.

Publishing Division

Our Publishing division operates in a market that is highly fragmented, with many types of retail companies engaged in selling children’s books and toys. The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores and museums. To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives and an in-house sales group located at our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2023	FY 2022
National chain bookstores	2%	2%
All other	98%	98%
Total net revenues	100%	100%

Publishing uses a variety of methods to attract potential new customers and maintain current customers. Our employees attend many of the national trade shows held by the book and toy selling industry each year, allowing us to contact potential buyers who may be unfamiliar with our products. Our marketing strategy targets toy and specialty stores, in addition to bookstores and museum gift shops, through print media advertising in trade publications. In some instances, our products are featured in promotions and catalogs by participation in co-ops with national chain retailers.

Publishing’s sales representatives actively target the smaller independent book and gift store customers. This market has seen continued growth due to a resurgence in the opening of local bookstores, toy stores, and specialty stores across the U.S., coupled with the efforts of both our in-house and outside sales representatives to increase sales to local and independent businesses. The Company shifted its focus toward independent stores as national chain stores saw a change in buying programs and purchasing slowed with COVID-19. Our semi-annual, full-color, 128-page catalogs are mailed to approximately 4,000 customers and potential customers. See Publishing Operating Results for discussion of our updated distribution agreement with Usborne.

Result of Operations

The following table shows our statements of operations data:

	Twelve Months Ended February 28,
	2023	2022
Net revenues	$87,829,000	$142,228,800
Cost of goods sold	31,759,200	44,297,500
Gross margin	56,069,800	97,931,300

Operating expenses
Operating and selling	15,780,600	23,010,400
Sales commissions	25,676,100	44,377,500
General and administrative	17,195,100	20,302,200
Total operating expenses	58,651,800	87,690,100

Other (income) expense
Interest expense	2,172,300	916,400
Other income	(1,327,400)	(1,911,100)
Earnings (loss) before income taxes	(3,426,900)	11,235,900

Income taxes	(922,000)	2,929,100
Net earnings (loss)	$(2,504,900)	$8,306,800

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below.

Non-Segment Operating Results

Total operating expenses not associated with a reporting segment were $14.9 million for fiscal year ended February 28, 2023, compared to $17.8 million for the same period a year ago. Operating expenses decreased $2.9 million primarily as a result of a reduction in labor expenses of $2.5 million, with our warehouse payroll having the largest reduction, and a $0.9 million decrease in freight-handling costs, both associated with a decrease in gross sales, plus a $0.2 million decrease in warehouse rent for reduced inventory levels. These expense reductions were offset by a $0.3 million increase in depreciation expense primarily related to the addition of the new pick-pack-ship lines placed into service in fiscal year 2022, a $0.3 million increase in property taxes and insurance costs, and a $0.1 million increase in expenses related to the purchase of SmartLab Toys and the addition of the Seattle, WA office location.

Interest expense increased $1.3 million, to $2.2 million for fiscal year ended February 28, 2023, compared to $0.9 million reported for fiscal year ended February 28, 2022, due to increased borrowings with our lenders primarily associated with inventory and increases in floating interest rates.

Other income decreased $0.6 million, to $1.3 million for fiscal year ended February 28, 2023, compared to $1.9 million reported for fiscal year ended February 28, 2022, due to $0.3 million of recovered losses in fiscal 2022 associated with a shipping vessel incident in fiscal 2021 that did not repeat in the current fiscal year, $0.2 million of startup costs recognized from the acquisition of SmartLab Toys and $0.1 million in other various changes.

Income taxes decreased $3.8 million, to a tax benefit of $0.9 million for fiscal year ended February 28, 2023, from a tax expense of $2.9 million for the same period a year ago. This decrease was primarily related to a decrease in taxable income for the current fiscal year compared to the prior fiscal year. The effective tax rate increased by 0.8%, to 26.9% for fiscal year ended February 28, 2023, as compared to 26.1% for fiscal year ended February 28, 2022, primarily due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2023	2022
Gross sales	$94,795,700	$159,303,800
Less discounts and allowances	(27,271,100)	(44,187,200)
Transportation revenue	7,022,100	13,861,900
Net revenues	74,546,700	128,978,500

Cost of goods sold	24,639,000	37,150,600
Gross margin	49,907,700	91,827,900

Operating expenses
Operating and selling	12,501,100	18,800,300
Sales commissions	25,095,100	43,801,300
General and administrative	3,140,900	4,788,800
Total operating expenses	40,737,100	67,390,400

Operating income	$9,170,600	$24,437,500

Average number of active Brand Partners	28,000	44,900

PaperPie net revenues decreased $54.5 million, or 42.2%, to $74.5 million for fiscal year ended February 28, 2023, when compared with net revenues of $129.0 million reported for fiscal year ended February 28, 2022. The average number of active Brand Partners in fiscal year 2023 was 28,000, a decrease of 16,900, or 37.6%, from 44,900 in fiscal year 2022. The Company reports the average number of active Brand Partners as a key indicator for this division. Our Brand Partner numbers have declined due to Brand Partners returning to full-time employment, as well as families experiencing children returning to the classroom, therefore requiring less learning from home materials than they had in the prior year. We also saw new Brand Partner recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. The new agreement created a level of uncertainty with our Brand Partners until we were able to effectively communicate the continuation of our relationship within the Direct Sales division. Further, sales were impacted in our fiscal fourth quarter as we rebranded our direct sales division from Usborne Books & More (“UBAM”) to PaperPie. Our Brand Partners were challenged with updating their individual marketing materials, training videos and personal business websites to the new brand. The time spent updating these business items reduced our Brand Partners’ available time to generate sales, most clearly identified in the first two weeks of January 2023. In addition, sales during fiscal 2023 continued to be negatively impacted by economic factors that include recent record inflation, resulting in high fuel cost and food price increases that continue to impact the disposable income of our customers. We expect this impact on sales to continue as inflationary pressures persist.

PaperPie gross margin decreased $41.9 million, or 45.6%, to $49.9 million for fiscal year ended February 28, 2023, from $91.8 million reported for fiscal year ended February 28, 2022. Gross margin as a percentage of net revenues decreased 4.3% to 66.9% for fiscal year 2023 when compared to 71.2% for fiscal year 2022. The decrease in gross margin as a percentage of net revenues is attributed to higher discounts being offered to induce sales and a change in the mix of order types received impacting margins by approximately $1.0 million, rising ocean freight costs on inbound inventory totaling approximately $1.2 million, which increased cost of goods sold, and reduced purchasing volume discounts/rebates totaling approximately $1.0 million.

Total PaperPie operating expenses decreased $26.7 million, or 39.6%, to $40.7 million during the fiscal year ended February 28, 2023, when compared with $67.4 million reported for fiscal year ended February 28, 2022. Operating and selling expenses decreased $6.3 million, to $12.5 million for fiscal year ended February 28, 2023, from $18.8 million reported in the same period a year ago. These decreases were due to a $7.5 million decrease in shipping costs associated with the decrease in volume of orders shipped from lower sales, offset by a $1.2 million increase in accruals for Brand Partner incentive trip expenses and convention expenses. Sales commissions decreased $18.7 million, to $25.1 million during the fiscal year ended February 28, 2023, when compared to $43.8 million reported in the same period a year ago primarily due to the decrease in net revenues. General and administrative expenses decreased $1.7 million, to $3.1 million during the fiscal year ended February 28, 2023, when compared with $4.8 million reported for fiscal year ended February 28, 2022. This decrease was due to $1.0 million of decreased credit card transaction fees associated with decreased sales volumes, a $0.4 million decrease in promotions and marketing expenses associated with decreased Brand Partner counts, and a $0.3 million decrease in payroll and various other expenses.

Operating income of our PaperPie division decreased $15.2 million, or 62.3%, to $9.2 million for fiscal year ended February 28, 2023, as compared to $24.4 million reported for fiscal year ended February 28, 2022. Operating income for the PaperPie division as a percentage of net revenues for the year ended February 28, 2023, was 12.3%, compared to 18.9% for the year ended February 28, 2022, a change of 6.6%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues caused by higher discounts and lower transportation revenue, the increase in cost of goods sold resulting from higher inbound freight costs along with fewer rebates and discounts associated with purchase volumes and the increase in accrued expenses for the Company’s Brand Partners related to the annual incentive trip and convention.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2023	2022
Gross sales	$27,896,200	$28,163,000
Less discounts and allowances	(14,624,400)	(14,922,100)
Transportation revenue	10,500	9,400
Net revenues	13,282,300	13,250,300

Cost of goods sold	7,120,200	7,146,900
Gross margin	6,162,100	6,103,400

Total operating expenses	2,975,300	2,463,600

Operating income	$3,186,800	$3,639,800

Our Publishing division’s net revenues remained consistent at $13.3 million for fiscal years ended February 28, 2023 and 2022. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the contracted terms in our new distribution agreement, the Company no longer had the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was planning to use a different distributor to supply retail accounts with their products. The November 15, 2022 transition date, at Usborne’s request, was extended until their new supplier can start distribution in 2023. Usborne’s products sold within the Publishing division accounted for 83.1%, or $23.2 million, of gross sales during the fiscal year ended February 28, 2023.

Gross margin remained consistent, increasing $0.1 million, to $6.2 million for fiscal year ended February 28, 2023, from $6.1 million reported for fiscal year ended February 28, 2022. Gross margin as a percentage of net revenues increased 0.3%, to 46.4% for fiscal year 2023, compared to 46.1% reported the same period a year ago due to a change in customer mix. Customers receive varying discounts due to higher sales volumes and contract terms.

Operating expenses increased $0.5 million, to $3.0 million for fiscal year ended February 28, 2023, from $2.5 million reported for fiscal year ended February 28, 2022. The increase in operating expenses resulted from the full year inclusion of Learning Wrap-Ups office staff and related expenses in fiscal year 2023. Learning Wrap-Ups was acquired in the fourth quarter of fiscal year 2022.

Operating income for the segment decreased $0.4 million, or 11.1%, to $3.2 million for fiscal year ended February 28, 2023, from $3.6 million reported during the same period last year. The decrease in operating income resulted primarily from the increase in operating expenses attributable to a full year impact of Learning Wrap-Ups office staff and related expenses.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of loss, like fiscal year 2023, EDC will reduce purchases and sell through inventory to generate cash flows. The Company expects to reduce current excess inventory levels and use the cash proceeds to pay down the line of credit and portions of the term debt. Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of fiscal year 2023, our revolving bank credit facility loan balance was $10.6 million with $4.4 million in available capacity.

During fiscal year 2023, we experienced positive cash flows from operations of $58,500. These cash flows resulted from:

● net loss of $2,504,900

Adjusted for:

● depreciation and amortization expense of $2,478,700

● share-based compensation expense, net of $907,800

● provision for inventory allowance of $715,900

Offset by:

● deferred income taxes of $678,100

Positively impacted by:

● decrease in inventories, net of $9,086,900

● decrease in accounts receivable of $732,100

Negatively impacted by:

● decrease in accounts payable of $8,547,900

● decrease in accrued salaries, commissions, and other liabilities of $1,578,000

● decrease in income taxes payable of $241,900

● increase in prepaid expenses and other assets of $233,200

● decrease in deferred revenues of $78,900

Cash used in investing activities was $1,755,800 for capital expenditures, consisting of $852,500 of software upgrades to our proprietary systems that our Brand Partners use to monitor their business and place customer orders, $766,400 associated with the purchase of SmartLab Toys, $132,000 of other assets associated with the Company’s rebrand of the PaperPie sales division and $4,900 of other various changes.

Cash provided by financing activities was $2,025,200, which was comprised of net proceeds from term debt of $36,000,000 and cash received in treasury stock transactions of $63,400, offset by payments on term debt of $25,900,100, net payments on the line of credit of $7,089,000, payments of $870,700 for dividends declared in fiscal 2022 and paid in fiscal 2023 and payments of debt issuance costs of $178,400.

We continue to expect the cash generated from our operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender will provide us the liquidity we need to support ongoing operations. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to pay down existing debt.

On August 9, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Amended and Restated Loan Agreement dated February 15, 2021 (as amended), between the Company and MidFirst Bank. The Company’s payment to MidFirst Bank, including interest, was approximately $45.0 million, which satisfied all the Company’s debt obligations with MidFirst Bank. The Company did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Amended and Restated Loan Agreement, which provided Term Loan #1, Advancing Term Loan #1, Advancing Term Loan #2 and the Revolving Loan.

On August 9, 2022, the Company executed a new Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement established a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan”).

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027

(ii)	Revolving Loan maturity date of August 9, 2023

(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 6.28% at February 28, 2023)

(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 7.03% at February 28, 2023)

(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at February 28, 2023)

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limit any additional debt with other lenders. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender. Available credit under the current $15,000,000 revolving line of credit with the Lender was $4,365,500 at February 28, 2023.

On December 22, 2022, the Company executed the First Amendment to our Credit Agreement with the Lender. This amendment clarified the definition of the Fixed Charge Coverage Ratio to exclude dividends paid prior to November 30, 2022, and placed restrictions on acquisitions and cash dividends.

On May 10, 2023, the Company executed the Second Amendment to our Credit Agreement with the Lender. This amendment waived the fixed charge ratio default which occurred on February 28, 2023. The Second Amendment also added a cumulative maximum level of fiscal year to date inventory purchases through the expiration of the Revolving Loan Agreement, increased the borrowing rate on the Company’s Revolving Loan to Term SOFR Rate + 3.5%, reduced the revolving commitment from $15,000,000 to $14,000,000, effective May 10, 2023, and further reduced the revolving commitment to $13,500,000, effective July 15, 2023, among lesser items.

The Company does not expect to meet the fixed charge ratio, outlined in the Credit Agreement, during fiscal year 2024. Under the terms of the Credit Agreement, not meeting this ratio could represent an Event of Default. Under the terms of the Credit Agreement, should an Event of Default occur, the Lender will have the right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. As an Event of Default is expected, and no waiver of the Event of Default is guaranteed to be received by the Lender, the long-term portions of the Fixed Rate Term Loan and Float Rate Term Loan have been reclassified as current liabilities.

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the next fiscal year as follows:

Year ending February 29,
2024	$35,100,000
Total	$35,100,000

In April 2008, our Board of Directors amended our 1998 stock repurchase plan, establishing that we may purchase up to an additional 1,000,000 shares of Company common stock as market conditions warrant. In February 2019, our Board of Directors approved a new stock repurchase plan to replace the amended 2008 plan. Under the new 2019 plan, the Company is authorized to purchase up to 800,000 shares of Company common stock, which represented approximately 9% of the outstanding shares as of February 28, 2023, of which 514,594 remains available to purchase as of February 28, 2023. Management has no plans to repurchase any outstanding shares until the Company returns to profitability.

Risks and Uncertainties

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As an Event of Default is expected associated with the Loan Agreement, and there is no guaranty that the Event of Default will be waived by BOKF, NA, there is sufficient uncertainty that, should the bank choose to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan, the Company could continue as a going concern. Management has plans to enter into a new financing agreement by August 9, 2023, with BOKF, NA or another lender, that will allow it to operate without default and reclassify the non-current portions of the Fixed Rate Term Loan and Floating Rate Term Loan as long-term liabilities.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off-Balance Sheet Arrangements

As of February 28, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season. Historically, we have experienced an increase in inventory during the Summer in anticipation for the Fall increase in sales. In addition, new titles are typically released twice a year, in the Spring and Fall, which increases our inventory in the months preceding these scheduled releases. We do not expect inventory to increase in fiscal year 2024 as we continue to sell down excess inventory.

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

The restricted share awards under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) and 2022 Long-Term Incentive Plan (“2022 LTI Plan”) contain both service and performance conditions. The Company recognizes share-based compensation expense only for the portion of the restricted share awards that are considered probable of vesting. Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employees has been established. The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

During fiscal years 2023 and 2022, the Company recognized $0.9 million and $1.0 million, respectively, of compensation expense associated with the shares granted.

Revenue Recognition

Sales associated with product orders are recognized and recorded when products are shipped. Products are shipped FOB-Shipping Point. PaperPie’s sales are generally paid at the time the product is ordered. Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheet. Sales associated with consignment inventory are recognized when reported and payment associated with the sale has been remitted. Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 28, 2023 and February 28, 2022.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.2 million and $0.3 million for the fiscal years ended February 28, 2023 and February 28, 2022, respectively.

Inventory

Our inventory contains approximately 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title. Almost all of our product line is saleable as the products are not topical in nature and remain current in content today as well as in the future. Most of our products are printed in China, Europe, Singapore, India, Malaysia and Dubai typically resulting in a four to eight-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $5.1 million and $2.4 million at February 28, 2023 and February 28, 2022, respectively. Noncurrent inventory valuation allowances were $0.4 million at February 28, 2023 and February 28, 2022.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 8.5% of our active Brand Partners have maintained consignment inventory at the end of fiscal year 2023. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.5 million and $1.4 million at February 28, 2023 and February 28, 2022, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.9 million at February 28, 2023 and February 28, 2022.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 28, 2023. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) through 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2023.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

(b) Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

(c) Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 29, 2023.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2. Exhibits

*3.1

Restated Certificate of Incorporation dated April 26, 1968, and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

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

10.14

Fifth Amendment to the Amended and Restated Loan Agreement, dated April 11, 2022 by and between the Company and MidFirst Bank, Tulsa, OK is incorporated herein by reference to Exhibit 10.14 to form 10-K dated February 28, 2022 (File No. 0-04957).

10.15

Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.16	Credit Agreement dated August 9, 2022 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.17

First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

**10.18	Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 17, 2023	By	/s/ Craig M. White
Craig M. White
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2023	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 17, 2023	/s/ Craig M. White
Craig M. White, Director
President and Chief Executive Officer
(Principal Executive Officer)

	May 17, 2023	/s/ Randall W. White
Randall W. White, Director
Chairman of the Board

	May 17, 2023	/s/ John A. Clerico
John A. Clerico, Director

	May 17, 2023	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 17, 2023	/s/ Joshua J. Peters
Joshua J. Peters, Director

	May 17, 2023	/s/ Bradley V. Stoots
Bradley V. Stoots, Director

	May 17, 2023	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2023 and 2022, the related statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Management's Plans

While the Company received a waiver for the fixed charge ratio default that occurred on February 28, 2023, the borrowing and purchasing capacity was restricted and management's forecast indicated that the Company will not be in compliance in future periods as described in Note 9. These conditions, among others in the aggregate, raise substantial doubt over the Company's ability to meet its obligations over the next twelve months. Management has evaluated these conditions and concluded that its plans have alleviated the substantial doubt about the Company's ability to continue for at least the next twelve months.

To assess their ability to meet obligations as they come due and assess future compliance with debt covenants for at least twelve months from the issuance date of the financial statements, the Company has forecasted future financial results which requires significant judgment and estimation. Additionally, there is significant judgment and increased level of audit effort involved in determining that it is probable that management's plans will be effectively implemented and alleviate substantial doubt about the Company's ability to continue beyond the next twelve months.

Our audit procedures we performed to address this critical audit matter included, among others:

●	Reading and evaluating management's plans for dealing with the adverse effects of the conditions and events.

●	Obtaining the Company's amended debt agreement and assessing whether the terms were appropriately considered on the Company's debt covenant compliance.

●	Evaluating the reasonableness of management's significant assumptions and judgments used in the preparation of the forecast.

●	Comparing the forecast to budgets provided to the board of directors, to historical results, to recent trends used in other audit areas and to subsequent actual results.

●	Evaluating the adequacy of the disclosure included in the notes to the financial statements.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2005.

Tulsa, Oklahoma

May 17, 2023

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 28,

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$689,100	$361,200
Accounts receivable, less allowance for doubtful accounts of $211,700 (2023) and $336,700 (2022)	2,906,700	3,638,800
Inventories - net	59,086,500	71,553,600
Prepaid expenses and other assets	869,300	960,500
Total current assets	63,551,600	76,514,100

INVENTORIES - net	4,719,600	2,055,300
PROPERTY, PLANT AND EQUIPMENT - net	29,656,400	30,484,000
DEFERRED INCOME TAX ASSET	796,800	118,700
OTHER ASSETS	1,212,400	761,600
TOTAL ASSETS	$99,936,800	$109,933,700

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,863,900	$12,411,800
Line of credit	10,634,500	17,723,500
Deferred revenues	602,700	681,600
Current maturities of long-term debt	34,894,900	2,542,200
Accrued salaries and commissions	828,200	1,890,200
Dividends payable	-	870,700
Income taxes payable	-	241,900
Other current liabilities	3,294,000	3,897,900
Total current liabilities	54,118,200	40,259,800

LONG-TERM DEBT - net	-	22,409,500
OTHER LONG-TERM LIABILITIES	586,800	498,900
Total liabilities	54,705,000	63,168,200

COMMITMENTS AND CONTINGENCIES – See Note 10

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,713,289 (2023) and 8,707,247 (2022) shares	2,540,400	2,540,400
Capital in excess of par value	13,193,400	12,246,600
Retained earnings	42,020,200	44,525,100
	57,754,000	59,312,100
Less treasury stock, at cost	(12,522,200)	(12,546,600)
Total shareholders' equity	45,231,800	46,765,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$99,936,800	$109,933,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28,

	2023	2022
GROSS SALES	$122,691,900	$187,466,800
Less discounts and allowances	(41,895,500)	(59,109,300)
Transportation revenue	7,032,600	13,871,300
NET REVENUES	87,829,000	142,228,800
COST OF GOODS SOLD	31,759,200	44,297,500
Gross margin	56,069,800	97,931,300

OPERATING EXPENSES:
Operating and selling	15,780,600	23,010,400
Sales commissions	25,676,100	44,377,500
General and administrative	17,195,100	20,302,200
Total operating expenses	58,651,800	87,690,100

INTEREST EXPENSE	2,172,300	916,400
OTHER INCOME	(1,327,400)	(1,911,100)

EARNINGS (LOSS) BEFORE INCOME TAXES	(3,426,900)	11,235,900

INCOME TAX EXPENSE (BENEFIT)	(922,000)	2,929,100
NET EARNINGS (LOSS)	$(2,504,900)	$8,306,800

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	$(0.31)	$1.03
Diluted	$(0.31)	$0.98

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,157,704	8,039,843
Diluted	8,157,704	8,452,340
Dividends per share	$-	$0.40

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 28,

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity
BALANCE - February 28, 2021	12,410,080	$2,482,000	$10,863,900	$39,683,000	4,063,480	$(12,769,100)	$40,259,800
Sales of treasury stock	-	-	418,200	-	(63,647)	198,900	617,100
Issuance of restricted share awards for vesting	292,000	58,400	(82,000)	-	(5,000)	23,600	-
Dividends declared ($0.40/share)	-	-	-	(3,464,700)	-	-	(3,464,700)
Share-based compensation expense - net	-	-	1,046,500	-	-	-	1,046,500
Net earnings	-	-	-	8,306,800	-	-	8,306,800
BALANCE - February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	29,729	-	-
Issuance of restricted share awards for vesting	-	-	-	-	(28,000)	-	-
Share-based compensation expense - net	-	-	907,800	-	-	-	907,800
Net loss	-	-	-	(2,504,900)	-	-	(2,504,900)
BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	3,988,791	$(12,522,200)	$45,231,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,504,900)	$8,306,800
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,478,700	2,126,700
Deferred income taxes	(678,100)	(208,600)
Provision for doubtful accounts	-	115,800
Provision for inventory valuation allowance	715,900	235,700
Share-based compensation expense - net	907,800	1,046,500
Changes in assets and liabilities:
Accounts receivable	732,100	(407,900)
Inventories - net	9,086,900	(21,396,900)
Prepaid expenses and other assets	(233,200)	(209,200)
Accounts payable	(8,547,900)	(6,201,300)
Accrued salaries and commissions, and other liabilities	(1,578,000)	(2,868,300)
Deferred revenues	(78,900)	(1,794,300)
Income taxes payable/receivable	(241,900)	111,700
Total adjustments	2,563,400	(29,450,100)
Net cash provided by (used in) operating activities	58,500	(21,143,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,578,800)	(3,717,200)
Purchases of other assets	(177,000)	(223,700)
Net cash used in investing activities	(1,755,800)	(3,940,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(25,900,100)	(1,277,700)
Payments on debt issuance costs	(178,400)	-
Proceeds from term debt	36,000,000	15,244,700
Sales of treasury stock	63,400	617,100
Net borrowings (payments) under line of credit	(7,089,000)	12,478,200
Dividends paid	(870,700)	(3,429,100)
Net cash provided by financing activities	2,025,200	23,633,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327,900	(1,451,000)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	361,200	1,812,200
CASH AND CASH EQUIVALENTS - END OF YEAR	$689,100	$361,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,986,000	$890,000
Cash paid for income taxes (net of refunds)	$(3,900)	$2,970,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Educational Development Corporation (“we,” “our,” “us,” or “the Company”) distributes books and educational products and publications through our PaperPie and EDC Publishing (“Publishing”) divisions to individual consumers, book, toy and gift stores, libraries and home educators located throughout the United States (“U.S.”). We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books.

Estimates—Our financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Liquidity - In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as changes in our brand partners, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 9 for more information about our going concern assessment.

Sales Concentration—Significant portions of our sales are generated in our Direct Sales division, PaperPie. Of these sales, a substantial portion are facilitated through the use of social media collaboration platforms that allow our Brand Partners (formerly, consultants) to interact in real-time, or near real-time, with customers. Brand Partners use these platforms to invite potential customers to “online parties,” provide product recommendations, answer questions and provide links to other supporting online materials. When a customer is ready to purchase products from the online party, they are redirected from the social media platform to the Brand Partner’s company hosted e-commerce site where the order can be placed.

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

Inventories—Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average costing method. We present a portion of our inventory as a noncurrent asset. Occasionally we purchase products inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier. We estimate noncurrent inventory using an anticipated turnover ratio by title, based primarily on historical trends. These excess quantities of 2½ years of anticipated sales are classified as noncurrent inventory.

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers and the individual shipment terms for the order. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment, excluding the estimated reserve, with Brand Partners was $1,531,600 and $1,399,200 at February 28, 2023 and February 28, 2022, respectively. The Company has reserved for consignment inventory not expected to be sold or returned of $488,500 and $505,100 as of February 28, 2023 and February 28, 2022, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and Brand Partner consignment inventory that is not expected to be sold or returned. Management estimates the allowance for both current and noncurrent inventory. The allowance is based on management’s identification of slow-moving inventory and estimated consignment inventory that will not be sold or returned.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life, as follows:

Building	30 years
Building improvements	5 – 15 years
Machinery and equipment	3 – 15 years
Capitalized software	4 years
Furniture and fixtures	3 years
Molds and tooling	3 – 5 years

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service, including capitalized software. The development of customer and Brand Partner software applications are critical to our ongoing business operations and included in capitalized software. External and internal costs associated with the development of new software applications incurred during the application development stage are capitalized. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of the carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2023 or 2022.

Leases—We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under Accounting Standards Codification (“ASC”) 842 - Leases. In accordance with ASC 842, we have made an accounting policy election to not apply the standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We will continue to account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset. We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components are not material and do not result in significant timing differences in the recognition of rental expenses or income.

Income Taxes—We account for income taxes under ASC 740 - Income Taxes, which requires an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the current tax laws and rates. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amounts that are “more likely than not” to be realized.

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our products are sold to end consumers through our PaperPie division and retail outlets through our Publishing division. Refer to Note 14 – Business Segments for revenue by segment. Revenues of both divisions are recognized when the product is shipped, FOB-Shipping Point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for as a pass-through liability, and therefore are excluded from net sales.

The majority of PaperPie’s sales contracts have a single performance obligation and are short-term in nature. PaperPie’s sales are generally collected at the time the product is ordered. Sales which have been paid for but not shipped are classified as deferred revenue on the balance sheets. Sales associated with consignment inventory are recognized when reported by the consignee and payment associated with the sale has been collected. Transportation revenue represents the amount billed to the customer for shipping the product and is recorded when the product is shipped.

Certain PaperPie sales contracts associated with the hostess award programs include sales incentives, such as discounted products. These incentives provide a separate performance obligation in the contract and material right to the customer. The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right. As the products included as sales incentives are shipped with the associated products ordered, there is no deferral required. Revenues allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statements of operations.

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing’s sales may be collected at the time the product is shipped or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and cost of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product damaged in transit. Damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 as of both February 28, 2023 and February 28, 2022, which is included in other current liabilities on the Company’s balance sheets. In addition, management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheets as of both February 28, 2023 and February 28, 2022.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in general and administrative expenses in the statements of operations, were $428,600 and $765,100 for the years ended February 28, 2023 and February 28, 2022, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $13,588,400 and $22,005,600 for the years ended February 28, 2023 and February 28, 2022, respectively.

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

Earnings per Share—Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options and the assumed vesting of granted restricted share awards. In computing Diluted EPS, we have utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 28,
	2023	2022
Earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$(2,504,900)	$8,306,800
Shares:
Weighted average shares outstanding-basic	8,157,704	8,039,843
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	412,497
Weighted average shares outstanding-diluted	8,157,704	8,452,340

Diluted earnings (loss) per share:
Basic	$(0.31)	$1.03
Diluted	$(0.31)	$0.98

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Year Ended February 28,
	2023	2022
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	222,395	-

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new accounting standard updates (“ASU”) had or may have a material impact on the Company.

2. INVENTORIES

Inventories consist of the following:

	February 28,
	2023	2022
Current:
Product inventory	$59,577,400	$72,064,400
Inventory valuation allowance	(490,900)	(510,800)
Inventories net - current	$59,086,500	$71,553,600

Noncurrent:
Product inventory	$5,135,200	$2,437,600
Inventory valuation allowance	(415,600)	(382,300)
Inventories net - noncurrent	$4,719,600	$2,055,300

Inventory in transit totaled $850,100 and $2,732,400 at February 28, 2023 and February 28, 2022, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

3. BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met may result in Usborne having the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 28, 2023, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which could allow Usborne to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate in fiscal 2023 due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was to use a different distributor to supply retail accounts with its products. As a courtesy upon Usborne’s request, the November 15, 2022 transition was extended until their new supplier can start distribution in 2023. Gross sales attributed to Usborne’s products sold within the Publishing division accounted for 83.1%, or $23,220,600, during the fiscal year ended February 28, 2023, and 86.5%, or $24,341,100, during the fiscal year ended February 28, 2022.

Purchases received from Usborne were approximately $11,448,500 and $42,596,300 for the years ended February 28, 2023 and February 28, 2022, respectively. Total inventory purchases for those same periods were approximately $20,377,600 and $64,670,700, respectively. Included in our balance sheets, outstanding accounts payable due to Usborne as of February 28, 2023 and February 28, 2022 were $117,600 and $6,361,500, respectively. Total Usborne inventory owned by the Company and included in our balance sheets were $35,363,500 and $44,170,000 as of February 28, 2023 and February 28, 2022, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2023	2022
Land	$4,107,200	$4,107,200
Building	20,424,900	20,424,900
Building improvements	2,274,200	2,274,100
Machinery and equipment	14,234,900	14,223,500
Furniture and fixtures	121,700	110,800
Capitalized software	1,236,300	1,151,900
Molds and tooling	704,000	-
Capitalized software - in progress	1,265,000	496,900
Total property, plant and equipment	44,368,200	42,789,300
Less accumulated depreciation	(14,711,800)	(12,305,300)
Property, plant and equipment-net	$29,656,400	$30,484,000

During fiscal year 2022, the Company added two new pick-pack-ship lines to increase the Company’s daily shipping capacity and acquired Learning Wrap-Ups. In fiscal year 2023, the Company purchased the SmartLab Toys product line and opened facilities in Seattle, Washington. The Company has continued its development of its new customer portal and e-commerce platform, both of which are expected to be released in fiscal year 2024.

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2023	2022
Accrued royalties	$504,400	$873,800
Accrued PaperPie incentives	1,189,900	1,610,800
Accrued freight	120,300	191,400
Sales tax payable	394,800	499,900
Allowance for expected inventory returns	201,500	201,500
Other	883,100	520,500
Total other current liabilities	$3,294,000	$3,897,900

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$57,200	$90,900
Inventory overhead capitalization	170,100	203,500
Inventory valuation allowance	132,500	137,900
Inventory valuation allowance – noncurrent	112,200	103,200
Allowance for sales returns	27,200	27,200
Research and development capitalization	291,600	-
Net operating loss carryforward (1)	830,900	-
Accruals	1,069,100	953,600
Total deferred tax assets	2,690,800	1,516,300

Deferred tax liabilities:
Property, plant and equipment	(1,894,000)	(1,397,600)
Total deferred tax liabilities	(1,894,000)	(1,397,600)

Net deferred income tax assets	$796,800	$118,700

(1)  The Company’s net operating loss (“NOL”) carryforward was generated from losses incurred in fiscal 2023. The Company’s NOL can be carried forward indefinitely, but are limited to a 80% maximum offset of taxable income. Authoritative guidance requires a valuation allowance to be established when determining whether deferred tax assets are more likely-than-not to be realized. Based on the Company’s evaluation, we determined the net deferred tax assets do meet the requirements to be realized, and as such, no valuation allowance has been established.

The components of income tax expense (benefit) are as follows:

	February 28,
	2023	2022
Current:
Federal (1)	$-	$2,663,900
State (1)	-	623,700
	-	3,287,600
Deferred:
Federal	(719,700)	(304,400)
State	(202,300)	(54,100)
	(922,000)	(358,500)
Total income tax expense (benefit)	$(922,000)	$2,929,100

(1) The Company incurred losses in fiscal 2023, resulting in a net operating loss carryforward and reclassification from current to deferred.

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 28,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	5.7%	5.5%
Other	0.2%	(0.4)%
Total income tax expense	26.9%	26.1%

We file our tax returns in the U.S. and certain state jurisdictions in which we have nexus. We are no longer subject to income tax examinations by tax authorities for fiscal years before 2017.

Based upon a review of our income tax filing positions, we believe that our positions would be sustained upon an audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded. We classify interest and penalties associated with income taxes as a component of income tax expense on the statements of operations.

7. EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock which the Plan Administrator acquires directly from the NASDAQ. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments. The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements. The Company’s matching contributions are discretionary and approved annually at a meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $160,800 and $161,300 during the years ended February 28, 2023 and February 28, 2022, respectively.

8. LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include four rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, warehouse and office space in Seattle, Washington, and warehouse space locally in Tulsa, OK, all of which qualify as an operating lease. Our lessor arrangements includes one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualifies as an operating lease under ASC 842.

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the balance sheets, for each lease, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

	February 28,
	2023	2022
Operating lease assets:
Right-of-use assets	$823,600	$495,800

Operating lease liabilities:
Current lease liabilities	$347,800	$111,000
Long-term lease liabilities	$475,800	$384,800

Weighted-average remaining lease term (months)	36.3	57.0
Weighted-average discount rate	4.01%	3.06%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	February 28,
	2023	2022

Fixed lease costs	$154,400	$35,300

Future minimum rental payments under operating leases with initial terms greater than one year as of February 28, 2023, are as follows:

Years ending February 28 (29),
2024	402,700
2025	270,500
2026	122,200
2027	72,800
Total future minimum rental payments	868,200
Less: imputed interest	(44,600)
Total operating lease liabilities	$823,600

The following table provides further information about our operating leases reported in our financial statements:

	February 28,
	2023	2022

Operating cash flows – operating leases	$154,400	$35,300

Operating Leases – Lessor

In connection with the 2015 purchase of our 400,000 square-foot facility on 40 acres, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $121,500 per month, through the lease anniversary date of December 2023, with a 2.0% annual increase adjustment on each anniversary date thereafter. The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term. Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of operations. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances, on which the variable lease payments are based, occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2024	1,568,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
2028	1,585,900
Thereafter	4,950,300
Total	$12,731,300

The cost of the leased space was approximately $10,637,900 and $10,834,300 as of February 28, 2023 and February 28, 2022, respectively. The accumulated depreciation associated with the leased assets was $2,853,200 and $2,603,300 as of February 28, 2023 and February 28, 2022, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment-net on the balance sheets.

9. DEBT

Debt consists of the following:

	February 28,
	2023	2022

Line of credit	$10,634,500	$17,723,500

Floating rate term loan(s) (1)	$20,475,000	$14,651,000
Fixed rate term loan	14,625,000	10,349,100
Total term debt	35,100,000	25,000,100

Less current portion	(34,894,900)	(2,542,200)
Less debt issue cost	(205,100)	(48,400)
Long-term debt, net	$-	$22,409,500

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

Features of the Loan Agreement include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 6.28% at February 28, 2023)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 2.50% (effective rate was 7.03% at February 28, 2023)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at February 28, 2023)

The Loan Agreement also contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender. Available credit under the current $15,000,000 revolving line of credit with the Company’s Lender was approximately $4,365,500 at February 28, 2023.

On December 22, 2022, the Company executed the First Amendment to our Loan Agreement with the Lender. This amendment clarified the definition of the Fixed Charge Coverage Ratio to exclude dividends paid prior to November 30, 2022, and placed restrictions on acquisitions and cash dividends.

On May 10, 2023, the Company executed the Second Amendment to our Loan Agreement with the Lender. This amendment waived the fixed charge ratio default which occurred on February 28, 2023. The Second Amendment also added a cumulative maximum level of fiscal year to date inventory purchases through the expiration of the Revolving Loan Agreement, increased the borrowing rate on the Company’s Revolving Loan to Term SOFR Rate plus 3.5%,  requires certain swap agreements, reduced the revolving commitment from $15,000,000 to $14,000,000, effective May 10, 2023, and further reduced the revolving commitment to $13,500,000, effective July 15, 2023, among other items.

The Company does not expect to meet the fixed charge ratio, outlined in the amended Loan Agreement, during fiscal year 2024. Under the terms of the amended Loan Agreement, not meeting this ratio could represent an Event of Default. Should an Event of Default occur, the Lender will have the right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. As an Event of Default is expected, and no waiver of the Event of Default is guaranteed to be received by the Lender, the long-term maturities of the Fixed Rate Term Loan and Float Rate Term Loan have been reclassified as current liabilities.

While the Company received a waiver for the fixed charge ratio default that occurred on February 28, 2023, the borrowing and purchasing capacity was restricted and management's forecast indicated that the Company will be out of compliance in future periods. An Event of Default is expected associated with the amended Loan Agreement, there is no guaranty that the Event of Default will be waived by the Lender, and the bank may choose to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. These conditions, among others in the aggregate, raise substantial doubt over the Company's ability to continue as a going concern.  Management has plans to enter into a new financing agreement by August 9, 2023, with the Lender, that will allow it to operate without default and reclassify the non-current portions of the Fixed Rate Term Loan and Floating Rate Term Loan as long-term liabilities. In addition, management’s plans include reducing inventory and related borrowing costs, building the active PaperPie Brand Partners to pre-pandemic levels, as the distraction and costs associated with the rebrand that occurred in fiscal year 2023 are expected to have a lesser impact in the future, reducing expenses due to lower revenue volumes and receipt of the contingent Employee Retention Credit.  Although there is no guarantee, we believe management's plans are probable of being achieved to alleviate the substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the next fiscal years as follows:

Year ending February 29,
2024	$35,100,000
Total	$35,100,000

10. COMMITMENTS AND CONTINGENCIES

As of February 28, 2023, the Company had outstanding purchase commitments for inventory totaling $4,868,600, which will be received and payments due during fiscal year 2024. Of these inventory commitments, $2,309,000 were with Usborne, $2,103,300 with various Kane Miller publishers and the remaining $456,300 with other suppliers.

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10,000 per employee per quarter, through September 30, 2021.

At the time of the original filing of Form 941, we were unaware that we qualified for the ERC. Subsequent to the original filing, we became aware of our qualification based on a more than nominal impact to the business due to a government order/mandate. We recognized our qualification during the fourth quarter of fiscal 2023 based on a study provided by a third party amounting to $1,369,900 in the first quarter of 2021, $1,065,900 in the second quarter of 2021, and $1,196,100 in the third quarter of 2021. On April 11, 2023 the Company filed 2021 Q1, Q2 and Q3 941-X forms to claim a refund for the ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain under ASC 450-30, Gain Contingencies. The Company will not recognize the credit until all uncertainties are resolved and the income is “realized” or “realizable.”

11. SHARE-BASED COMPENSATION

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In fiscal year 2021, 5,000 restricted shares were forfeited and later regranted to other participants. During fiscal year 2023, 10,000 restricted shares were forfeited, along with 969 additional shares purchased with dividends received from the original issue date. The 10,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 969 shares purchased with dividends were not reissued. The 303,000 outstanding shares were vested on February 28, 2023.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during fiscal 2023 with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. The remaining compensation expense of these awards, totaling approximately $769,500 as of February 28, 2023, will be recognized ratably over the remaining vesting period of 24 months.

As of February 28, 2023, no shares were granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 28,
	2023	2022

Share-based compensation expense	$907,800	$1,046,500

The following table summarizes stock award activity during fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2022	600,000	$8.14
Granted	28,000	2.08
Vested	(303,000)	9.68
Forfeited	(28,000)	7.60
Outstanding at February 28, 2023	297,000	$6.04

As of February 28, 2023, total unrecognized share-based compensation expense related to unvested restricted shares was $769,500, which we expect to recognize over a weighted-average period of 24.0 months.

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

During fiscal years 2023 and 2022, there were no repurchases under the 2019 stock repurchase plan. The maximum number of shares that may be repurchased in the future is 514,594.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2023 and February 28, 2022:

	Net Revenues	Gross Margin	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2023
First quarter	$23,160,900	$15,309,400	$215,800	$0.03	$0.03
Second quarter	19,418,300	12,478,600	(801,900)	(0.10)	(0.10)
Third quarter	30,269,400	19,228,000	900	0.00	0.00
Fourth quarter	14,980,400	9,053,800	(1,919,700)	(0.24)	(0.24)
Total year	$87,829,000	$56,069,800	$(2,504,900)	$(0.31)	$(0.31)

2022
First quarter	$40,807,900	$28,778,000	$3,438,100	$0.43	$0.41
Second quarter	32,994,400	22,495,500	1,898,200	0.23	0.22
Third quarter	45,112,300	31,215,000	2,646,600	0.33	0.31
Fourth quarter	23,314,200	15,442,800	323,900	0.04	0.04
Total year	$142,228,800	$97,931,300	$8,306,800	$1.03	$0.98

14. BUSINESS SEGMENTS

We have two reportable segments: PaperPie and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our PaperPie segment markets its products through a network of independent brand partners using a combination of internet sales, direct sales, home shows and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores, museums, trade and specialty wholesalers, through commissioned sales representatives and our internal tele-sales group. See Note 3 for the impact of our updated distribution agreement on the Publishing segment.

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

Information by industry segment for the years ended February 28, 2023 and February 28, 2022 is set forth below:

NET REVENUES

	2023	2022
Publishing	$13,282,300	$13,250,300
PaperPie	74,546,700	128,978,500
Total	$87,829,000	$142,228,800

EARNINGS (LOSS) BEFORE INCOME TAXES

	2023	2022
Publishing	$3,186,800	$3,639,800
PaperPie	9,170,600	24,437,500
Other	(15,784,300)	(16,841,400)
Total	$(3,426,900)	$11,235,900

15. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our term notes payable is estimated by management to approximate $34,253,500 and $24,521,600 as of February 28, 2023 and February 28, 2022, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

16. DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 28, 2023 and February 28, 2022 are recorded as deferred revenues on the balance sheets. We received approximately $602,700 and $681,600 as of February 28, 2023 and February 28, 2022, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the fiscal year end.

17. SUBSEQUENT EVENTS

On May 10, 2023, the Company executed the Second Amendment to our Loan Agreement with BOKF, NA. This amendment waived the fixed charge ratio default which occurred on February 28, 2023. The Second Amendment also added a cumulative maximum level of fiscal year to date inventory purchases through the expiration of the Revolving Loan Agreement, increased the borrowing rate on the Company’s Revolving Loan to Term SOFR Rate + 3.5%, reduced the revolving commitment from $15,000,000 to $14,000,000, effective May 10, 2023, and further reduced the revolving commitment to $13,500,000, effective July 15, 2023, among lesser items. See Note 9 for more information about our going concern assessment.