Form 10-Q
period 2023-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2023-07-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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
Yes ☐ No ☒

As of July 5, 2023, there were 8,575,088 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners (formerly consultants),
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes and other uncertainties,
●	outstanding impacts from the COVID-19 pandemic, as well as
●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2023 and in this Quarterly Report on Form 10Q, all of which are difficult to predict.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise. As used in this Quarterly Report on Form 10-Q, the terms “the Company,” “EDC,” “we,” “our” or “us” mean Educational Development Corporation, a Delaware corporation, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
ASSETS	2023	2023
CURRENT ASSETS
Cash and cash equivalents	$876,100	$689,100
Accounts receivable, less allowance for doubtful accounts of $134,000 (May 31) and $211,700 (February 28)	2,688,900	2,906,700
Inventories - net	56,344,000	59,086,500
Prepaid expenses and other assets	806,700	869,300
Total current assets	60,715,700	63,551,600

LONG-TERM INVENTORIES - net	5,980,500	4,719,600
PROPERTY, PLANT AND EQUIPMENT - net	29,258,100	29,656,400
DEFERRED INCOME TAX ASSET	1,126,500	796,800
OTHER ASSETS	1,173,800	1,212,400
TOTAL ASSETS	$98,254,600	$99,936,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,631,000	$3,863,900
Line of credit	10,959,200	10,634,500
Deferred revenues	970,500	602,700
Current maturities of term debt	34,456,100	34,894,900
Accrued salaries and commissions	850,200	828,200
Other current liabilities	1,997,400	3,294,000
Total current liabilities	53,864,400	54,118,200

OTHER LONG-TERM LIABILITIES	498,900	586,800
Total liabilities	54,363,300	54,705,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (May 31 and February 28) shares; Outstanding 8,575,088 (May 31) and 8,713,289 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,289,600	13,193,400
Retained earnings	41,147,400	42,020,200
	56,977,400	57,754,000
Less treasury stock, at cost	(13,086,100)	(12,522,200)
Total shareholders' equity	43,891,300	45,231,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,254,600	$99,936,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,
	2023	2022
GROSS SALES	$20,586,600	$31,338,200
Less discounts and allowances	(7,071,300)	(10,085,200)
Transportation revenue	1,008,700	1,907,900
NET REVENUES	14,524,000	23,160,900
COST OF GOODS SOLD	5,150,400	7,851,500
Gross margin	9,373,600	15,309,400

OPERATING EXPENSES
Operating and selling	2,397,900	3,770,600
Sales commissions	4,199,800	6,871,800
General and administrative	3,634,500	4,384,300
Total operating expenses	10,232,200	15,026,700

INTEREST EXPENSE	733,400	388,100
OTHER INCOME	(391,400)	(390,700)

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,200,600)	285,300

INCOME TAX EXPENSE (BENEFIT)	(327,800)	69,500
NET EARNINGS (LOSS)	$(872,800)	$215,800

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,278,049	8,086,427
Diluted	8,278,049	8,473,610
Dividends per share	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2023

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	138,201	(563,900)	(563,900)
Share-based compensation expense - net	-	-	96,200	-	-	-	96,200
Net loss	-	-	-	(872,800)	-	-	(872,800)
BALANCE - May 31, 2023	12,702,080	$2,540,400	$13,289,600	$41,147,400	4,126,992	$(13,086,100)	$43,891,300

FOR THE THREE MONTHS ENDED MAY 31, 2022

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	95,700	-	16,180	(95,700)	-
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,642,900	$44,740,900	4,003,242	$(12,617,900)	$47,306,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(872,800)	$215,800
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	683,600	599,600
Deferred income taxes	(329,700)	1,400
Provision for inventory valuation allowance	51,200	-
Share-based compensation expense - net	96,200	261,600
Changes in assets and liabilities:
Accounts receivable	217,800	(204,100)
Inventories - net	1,430,400	3,057,800
Prepaid expenses and other assets	128,000	(31,400)
Accounts payable	767,100	(5,699,000)
Accrued salaries and commissions and other liabilities	(1,362,500)	(1,472,300)
Deferred revenues	367,800	1,036,400
Income taxes payable/receivable	-	37,200
Total adjustments	2,049,900	(2,412,800)
Net cash provided by (used in) operating activities	1,177,100	(2,197,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(300,900)	(108,800)
Net cash used in investing activities	(300,900)	(108,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(450,000)	(614,100)
Cash paid to acquire treasury stock	(563,900)	-
Sales of treasury stock	-	63,400
Net borrowings under line of credit	324,700	4,785,400
Dividends paid	-	(870,700)
Net cash provided by (used in) financing activities	(689,200)	3,364,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	187,000	1,058,200
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	689,100	361,200
CASH AND CASH EQUIVALENTS - END OF PERIOD	$876,100	$1,419,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$722,200	$370,200
Cash paid for income taxes (net of refunds)	$8,400	$52,300

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2023 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Reclassifications

Certain reclassifications have been made to the first quarter fiscal year 2023 condensed statement of cash flows to conform to the classifications presented in fiscal year 2024. These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2023 included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new accounting standard updates (“ASU”) had or may have a material impact on the Company.

Note 2 – INVENTORIES

Inventories consist of the following:

	May 31, 2023	February 28, 2023
Current:
Product inventory	$56,900,700	$59,577,400
Inventory valuation allowance	(556,700)	(490,900)
Inventories net – current	$56,344,000	$59,086,500

Noncurrent:
Product inventory	$6,432,100	$5,135,200
Inventory valuation allowance	(451,600)	(415,600)
Inventories net – noncurrent	$5,980,500	$4,719,600

Inventory in transit totaled $443,600 and $850,100 at May 31, 2023 and February 28, 2023, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 3 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include four rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, warehouse and office space in Seattle, Washington, and warehouse space locally in Tulsa, OK, all of which qualify as operating leases. Our lessor arrangements include two rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the condensed balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the condensed balance sheets, for each lease, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

	May 31, 2023	February 28, 2023
Operating lease assets:
Right-of-use assets	$726,000	$823,600

Operating lease liabilities:
Current lease liabilities	$338,100	$347,800
Long-term lease liabilities	$387,900	$475,800

Weighted-average remaining lease term (months)	33.3	36.3
Weighted-average discount rate	4.01%	4.01%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	May 31, 2023	May 31, 2022

Fixed lease costs	$105,800	$37,900

Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2023, are as follows:

Years ending February 28 (29),
2024	296,900
2025	270,500
2026	122,200
2027	72,800
Total future minimum rental payments	762,400
Less: imputed interest	(36,400)
Total operating lease liabilities	$726,000

The following table provides further information about our operating leases reported in our condensed financial statements:

	May 31, 2023	May 31, 2022

Operating cash outflows – operating leases	$105,800	$37,900

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income in our condensed statements of operations.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2024	$1,178,800
2025	1,547,100
2026	1,524,300
2027	1,554,800
2028	1,585,900
Thereafter	4,950,300
Total	$12,341,200

The cost of the leased space was $10,637,900 at May 31, 2023 and February 28, 2023. The accumulated depreciation associated with the leased assets was $2,946,700 and $2,853,200 as of May 31, 2023 and February 28, 2023, respectively. Both the leased assets and accumulated depreciation are included in property, plant and equipment - net on the condensed balance sheets.

Note 4 – DEBT

Debt consists of the following:

	May 31, 2023	February 28, 2023

Line of credit	$10,959,200	$10,634,500

Floating rate term loan	$20,212,500	$20,475,000
Fixed rate term loan	14,437,500	14,625,000
Total term debt	34,650,000	35,100,000

Less current maturities	(34,456,100)	(34,894,900)
Less debt issue cost	(193,900)	(205,100)
Long-term debt, net	$-	$-

On August 9, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Amended and Restated Loan Agreement dated February 15, 2021 (as amended), between the Company and MidFirst Bank and executed a new Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement established a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan” or “Line of Credit”).

On December 22, 2022, the Company executed the First Amendment to our Loan Agreement with the Lender. This amendment clarified the definition of the Fixed Charge Coverage Ratio to exclude dividends paid prior to November 30, 2022, and placed restrictions on acquisitions and cash dividends.

On May 10, 2023, the Company executed the Second Amendment to our Loan Agreement with the Lender. This amendment waived the fixed charge ratio default which occurred on February 28, 2023 and amended the financial covenant to not require the fixed charge ratio to be measured at May 31, 2023. The Second Amendment also added a cumulative maximum level of fiscal year to date inventory purchases through the expiration of the Revolving Loan Agreement, increased the borrowing rate on the Company’s Revolving Loan to Term SOFR Rate plus 3.5%, required certain swap agreements be executed within 30 days of the amendment, reduced the revolving commitment from $15,000,000 to $14,000,000, effective May 10, 2023, and further reduced the revolving commitment to $13,500,000, effective July 15, 2023, among other items.

Available credit under the current $14,000,000 revolving line of credit with the Company’s Lender was approximately $3,040,800 at May 31, 2023.

Features of the Loan Agreement (as amended) at May 31, 2023 include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 6.79% at May 31, 2023)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 3.50% (effective rate was 8.54% at May 31, 2023)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at May 31, 2023)

The Loan Agreement contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and is not required to measure the fixed charge ratio as of May 31, 2023. The Company does not expect to meet the fixed charge ratio, outlined in the amended Loan Agreement, during fiscal year 2024. Under the terms of the amended Loan Agreement, not meeting this ratio would represent an Event of Default. Should an Event of Default occur, the Lender will have the right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. As an Event of Default is expected, and no waiver of the Event of Default is guaranteed to be received by the Lender, the long-term maturities of the Fixed Rate Term Loan and Float Rate Term Loan have been reclassified as current liabilities.

While the Company received a waiver for the fixed charge ratio default that occurred on February 28, 2023, the borrowing and purchasing capacity was restricted and management's forecast indicated that the Company will be out of compliance in future periods. An Event of Default is expected associated with the amended Loan Agreement, there is no guaranty that the Event of Default will be waived by the Lender, and the bank may choose to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. These conditions, among others in the aggregate, raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to enter into a new financing agreement by August 9, 2023, with the Lender, which will allow it to operate without default and reclassify the non-current portions of the Fixed Rate Term Loan and Floating Rate Term Loan as long-term liabilities. In addition, management’s plans include reducing inventory and related borrowing costs, building the active PaperPie Brand Partners to pre-pandemic levels, as the distraction and costs associated with the rebrand that occurred in fiscal year 2023 are expected to have a lesser impact in the future, reducing expenses due to lower revenue volumes and receipt of the contingent Employee Retention Credit. Management expects these plans are probable of being achieved to alleviate the substantial doubt about continuing as a going concern and expects to generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Year ending February 29,
2024	$34,650,000

Note 5 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes, based on Usborne’s fiscal year ending January 31st, along with specific payment terms and letter of credit requirements, which if not met may result in Usborne having the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. The Company did not meet the minimum purchase requirements for the fiscal period ending January 31, 2023, did not supply the letter of credit required under the Agreement and certain payments were not received timely, which could allow Usborne to exercise their option to terminate the Agreement. As of May 31, 2023, Usborne has not notified the Company of termination of the Agreement. During Usborne’s fiscal year ended January 31, 2022, the Company earned a volume rebate of approximately $1,000,000, which was documented in the new Agreement. Usborne has refused to pay the $1,000,000 volume rebate owed to the Company due to not meeting the minimum purchase requirements or supplying the required letter of credit. The Company is disputing the cancellation of the rebate but has not recognized any reduced cost of goods sold from the rebate in fiscal year 2024 due to its uncertainty.

Under the terms of the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was slated to use a different distributor to supply retail accounts with its products. As a courtesy upon Usborne’s request, the November 15, 2022 transition was extended until their new supplier could begin distribution, and the Company continued to distribute Usborne products through April 30, 2023. Gross sales attributed to Usborne products sold within the Publishing division accounted for approximately 67.3%, or $2,740,000, during the quarter ended May 31, 2023, and 82.5%, or $5,451,000, during the quarter ended May 31, 2022. The Company continues to distribute Usborne products through our Direct Sales division, PaperPie. Gross sales of Usborne products sold within the PaperPie division accounted for approximately 50.6%, or $8,362,300 during the quarter ended May 31, 2023, and 59.8%, or $14,791,700, during the quarter ended May 31, 2022.

Purchases received from Usborne were approximately $935,600 and $3,577,300 for the period ended May 31, 2023 and 2022, respectively. Total inventory purchases for those same periods were approximately $3,190,200 and $5,978,600, respectively. Total Usborne inventory owned by the Company and included in our balance sheet was $33,977,300 and $35,363,500 as of May 31, 2023 and February 28, 2023, respectively.

Note 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares outstanding and dilutive potential common shares issuable which include, where appropriate, the assumed exercise of options and the assumed vesting of granted restricted share awards. In computing Diluted EPS, we have utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended May 31,
	2023	2022
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$(872,800)	$215,800

Weighted average shares:
Weighted average shares outstanding-basic	8,278,049	8,086,427
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	387,183
Weighted average shares outstanding-diluted	8,278,049	8,473,610

Earnings (loss) per share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Three Months Ended May 31,
	2023	2022
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	8,551	-

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

In July 2021, our shareholders approved the Company’s 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The 2022 LTI Plan established up to 300,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2022 or 2023. The Company did not exceed the defined metrics during these fiscal years and no shares were granted to members of management according to the Plan.

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. The remaining unrecognized compensation expense of these awards, totaling approximately $673,300 as of May 31, 2023, will be recognized ratably over the remaining vesting period of 21 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2023	2022

Share-based compensation expense	$96,200	$261,600

The following table summarizes stock award activity during the first three months of fiscal year 2024 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2023	297,000	$6.04
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at May 31, 2023	297,000	$6.04

Note 8 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $1,938,100 and $3,562,600 for the three months ended May 31, 2023 and 2022, respectively.

Note 9 – BUSINESS SEGMENTS

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

See Note 5 for the impact of our updated distribution agreement on the Publishing segment.

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

Information by reporting segment for the three-month periods ended May 31, 2023 and 2022, are as follows:

NET REVENUES
	Three Months Ended May 31,
	2023	2022
PaperPie	$12,583,200	$20,016,800
Publishing	1,940,800	3,144,100
Total	$14,524,000	$23,160,900

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended May 31,
	2023	2022
PaperPie	$1,658,700	$3,331,200
Publishing	460,000	749,800
Other	(3,319,300)	(3,795,700)
Total	$(1,200,600)	$285,300

Note 10 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments

-

The estimated fair value of our term notes payable is estimated by management to approximate $33,981,600 and $34,253,500 as of May 31, 2023 and February 28, 2023, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

Note 11 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2023 or February 28, 2023 are recorded as deferred revenues on the condensed balance sheets. We received approximately $970,500 and $602,700 as of May 31, 2023 and February 28, 2023, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 12 – SUBSEQUENT EVENTS

On June 6, 2023, pursuant to its interest rate risk and risk management strategy, the Company entered into a swap transaction (the “Swap Transaction”) with BOKF, NA, which converts a portion of the original $21,000,000 Floating Rate Term Loan from a floating interest rate to a fixed interest rate for the next two years. The Swap Transaction has a notional amount of $18,000,000 through fiscal quarter ending May 31, 2024, and then resets to $13,000,000 through May 31, 2025, while continuing to match the amortizing balance of the original loan. Under the terms of this agreement, the Company, in effect, has exchanged the floating interest rate of 30-Day Term SOFR Rate + 1.75%, or 6.90% at the trade date of June 5, 2023, to a fixed rate of 4.73% + 1.75%, or 6.48%. The Swap Transaction commenced on June 7, 2023, with a termination date of May 30, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our inventory purchases are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, may result in termination of the agreement. During fiscal 2023, the Company did not meet the minimum purchase volumes, did not supply the letter of credit required under the Agreement and certain payments were not received timely. No notification of termination has been received by the Company as of the date of issuance of this Form 10-Q and Usborne continues to accept and fulfill purchase orders from the Company. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date.

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

The following table shows our condensed statements of operations data:

	Three Months Ended May 31,
	2023	2022
Net revenues	$14,524,000	$23,160,900
Cost of goods sold	5,150,400	7,851,500
Gross margin	9,373,600	15,309,400

Operating expenses
Operating and selling	2,397,900	3,770,600
Sales commissions	4,199,800	6,871,800
General and administrative	3,634,500	4,384,300
Total operating expenses	10,232,200	15,026,700

Interest expense	733,400	388,100
Other income	(391,400)	(390,700)
Earnings (loss) before income taxes	(1,200,600)	285,300

Income tax expense (benefit)	(327,800)	69,500
Net earnings (loss)	$(872,800)	$215,800

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2023

Total operating expenses not associated with a reporting segment decreased $0.8 million, or 21.1%, to $3.0 million for the three-month period ended May 31, 2023, when compared to $3.8 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.6 million decrease in labor expenses, primarily within our warehouse operations, a $0.1 million decrease in freight handling expenses, along with $0.1 million in combined lesser changes.

Interest expense increased $0.3 million, or 75.0%, to $0.7 million for the three months ended May 31, 2023, when compared to $0.4 million for the same quarterly period a year ago, due to increased interest rates on the Company’s variable rate borrowings, period over period.

Income taxes decreased $0.4 million, or 400.0%, to a tax benefit of $0.3 million for the three months ended May 31, 2023, from a tax expense of $0.1 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales. Our effective tax rate increased to 27.3% for the quarter ended May 31, 2023, from 24.3% for the quarter ended May 31, 2022 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three Months Ended May 31, 2023

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended May 31,
	2023	2022
Gross sales	$16,513,300	$24,731,100
Less discounts and allowances	(4,937,000)	(6,619,500)
Transportation revenue	1,006,900	1,905,200
Net revenues	12,583,200	20,016,800

Cost of goods sold	4,186,300	6,162,000
Gross margin	8,396,900	13,854,800

Operating expenses
Operating and selling	1,875,400	2,985,500
Sales commissions	4,114,600	6,735,700
General and administrative	748,200	802,400
Total operating expenses	6,738,200	10,523,600

Operating income	$1,658,700	$3,331,200

Average number of active brand partners	23,200	32,200

PaperPie Operating Results for the Three Months Ended May 31, 2023

PaperPie net revenues decreased $7.4 million, or 37.0%, to $12.6 million during the three months ended May 31, 2023, when compared to $20.0 million during the same period a year ago. The average number of active brand partners in the first quarter of fiscal 2024 was 23,200, a decrease of 9,000, or 28.0%, from 32,200 average active brand partners selling in the first quarter of fiscal 2023. Recruiting and maintaining brand partners was negatively impacted throughout fiscal 2023, continuing through the first quarter of fiscal year 2024 by several factors including; record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the first quarter of fiscal year 2024 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through fiscal year 2024, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

In the first fiscal quarter last year we executed a new distribution agreement with Usborne. The new distribution agreement created a level of uncertainty and distraction within our brand partners and continued through the fourth quarter as a result of our rebranding to PaperPie, which was a requirement of the new agreement. Rebranding this division disrupted sales in the fiscal fourth quarter and the impact continued into the first quarter of fiscal year 2024, as Brand Partners had to update all of their individual marketing and training materials. We expect this impact to dissipate this summer, as all active Brand Partners will have transitioned to a PaperPie Brand Partner or will have made their first sale as a PaperPie Brand Partner.

Net revenues during the fiscal 2024 first quarter were also negatively impacted from increased discounts. Discounts as a percentage of gross sales increased from 26.8% in the first quarter of fiscal 2023 to 29.9% in the first quarter of this year, resulting in less net revenues of approximately $0.5 million. The increased discounts resulted from a change in order mix, impacting net revenues by $0.4 million, along with additional product discounts offered to spur sales during the quarter impacting net revenues by $0.1 million. The order mix change resulted from an increase in book fair orders over web sales, which offer higher discounts and lower sales commissions to Brand Partners.

Gross margin decreased $5.5 million, or 39.6%, to $8.4 million during the three months ended May 31, 2023, when compared to $13.9 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended May 31, 2023 decreased to 66.7%, compared to 69.2% the same period a year ago, representing a decrease of approximately $0.3 million. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts between the periods and additional shipping promotions.

PaperPie operating expenses consists of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consists of freight expenses and materials and supplies. Sales commissions include amounts paid to Brand Partners for new sales and promotions. These operating expenses are directly tied to the sales volumes of the PaperPie segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the segment.

Total operating expenses decreased $3.8 million, or 36.2%, to $6.7 million during the three-month period ended May 31, 2023, when compared to $10.5 million reported in the same quarter a year ago. Operating and selling expenses decreased $1.1 million, or 36.7%, to $1.9 million during the three-month period ended May 31, 2023, when compared to $3.0 million reported in the same quarter a year ago, primarily due to fewer sales and shipments totaling approximately $1.4 million. This expense reduction was partially offset by a $0.3 million increase in consultant incentive trip accruals associated with promotions to bolster sales. Sales commissions decreased $2.6 million, or 38.8%, to $4.1 million during the three-month period ended May 31, 2023, when compared to $6.7 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. Sales commissions as a percentage of net revenues decreased from 33.7% to 32.7% between periods, primarily due to the increase in book fair orders over web sale orders, which earn less sales commissions overall. General and administrative expenses decreased $0.1 million, or 12.5%, to $0.7 million during the three months ended May 31, 2023, when compared to $0.8 million during the same period a year ago, due primarily to $0.2 million of reduced bank fees from fewer credit card transactions associated with reduced sales, offset by a $0.1 million increase in other various costs.

Operating income for the PaperPie segment decreased $1.6 million, or 48.5% to $1.7 million during the three months ended May 31, 2023, when compared to $3.3 million reported in the same quarter a year ago. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional product discounts, transportation discounts and incentive trip points offered to spur sales. The operating income of the fiscal first quarter of 2023 also benefited from approximately $0.1 million of volume discounts that did not repeat this quarter.

Publishing Operating Results for the Three Months Ended May 31, 2023

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended May 31,
	2023	2022
Gross sales	$4,073,300	$6,607,100
Less discounts and allowances	(2,134,300)	(3,465,700)
Transportation revenue	1,800	2,700
Net revenues	1,940,800	3,144,100

Cost of goods sold	964,100	1,689,500
Gross margin	976,700	1,454,600

Total operating expenses	516,700	704,800

Operating income	$460,000	$749,800

Publishing Operating Results for the Three Months Ended May 31, 2023

Our Publishing division’s net revenues decreased $1.2 million, or 38.7%, to $1.9 million during the three-month period ended May 31, 2023, from $3.1 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods, which impacted net sales by approximately $1.3 million, partially offset by new sales of SmartLab Toys totaling approximately $0.2 million. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the terms in our new distribution agreement, the Company no longer has the right to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was expected to use a different distributor to supply retail accounts with their products. The November 15, 2022 transition date, at Usborne’s request, was extended until April 30, 2023. Net revenues attributed to Usborne products sold within the Publishing division accounted for 67.3%, or $1.3 million during the quarter ended May 31, 2023, and 82.5%, or $2.6 million during the quarter ended May 31, 2022.

Gross margin decreased $0.5 million, or 33.3%, to $1.0 million during the three-month period ended May 31, 2023, from $1.5 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased to 50.3% during the three-month period ended May 31, 2023, from 46.3% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands and Usborne, with Kane Miller, SmartLab Toys and Learning Wrap-Ups products carrying a better margin on average.

Total operating expenses of the Publishing segment decreased $0.2 million, or 28.6%, to $0.5 million, from $0.7 million, during the three-month periods ended May 31, 2023 and 2022, respectively. This change was due to a $0.1 million decrease in freight expenses and a $0.1 million decrease in sales commissions due to decreased overall sales.

Operating income of the Publishing division decreased $0.2 million or 28.6% to $0.5 million during the three-month period ended May 31, 2023 from $0.7 million for the three-month period ended May 31, 2022, respectively. The decrease in operating income was primarily associated with the decline in revenues associated with the new distribution agreement, which required the stoppage of Usborne products sold through this division.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of loss, like the first quarter of fiscal year 2024, EDC will continue to reduce purchases and sell through inventory to generate cash flows. The Company expects to reduce current excess inventory levels and use the cash proceeds to pay down the line of credit and portions of the term debt. Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures when necessary. As of the end of the first fiscal quarter of 2024, our revolving bank credit facility loan balance was $11.0 million with $3.0 million in available capacity.

During the first three months of fiscal year 2024, we experienced cash inflows from operations of $1,177,100. These cash inflows resulted from:

●net loss of $872,800

Adjusted for:

●depreciation and amortization expense of $683,600

●share-based compensation expense, net of $96,200

●provision for inventory allowance of $51,200

Offset by:

●deferred income taxes of $329,700

Positively impacted by:

●decrease in inventories, net of $1,430,400

●increase in accounts payable of $767,100

●increase in deferred revenues of $367,800

●decrease in accounts receivable of $217,800

●decrease in prepaid expenses and other assets of $128,000

Negatively impacted by:

●decrease in accrued salaries and commissions, and other liabilities of $1,362,500

Cash used in investing activities was $300,900 for capital expenditures, consisting of $288,100 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and $12,800 of other various purchases.

Cash used in financing activities was $689,200, which was comprised of net borrowings on the line of credit of $324,700 offset by cash paid in treasury stock transactions of $563,900 and payments on term debt of $450,000.

We continue to expect the cash generated from our operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender will provide us with the liquidity we need to support ongoing operations. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to pay down existing debt.

On August 9, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Amended and Restated Loan Agreement dated February 15, 2021 (as amended), between the Company and MidFirst Bank and executed a new Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement established a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan” or “Line of Credit”).

On December 22, 2022, the Company executed the First Amendment to our Loan Agreement with the Lender. This amendment clarified the definition of the Fixed Charge Coverage Ratio to exclude dividends paid prior to November 30, 2022, and placed restrictions on acquisitions and cash dividends.

On May 10, 2023, the Company executed the Second Amendment to our Loan Agreement with the Lender. This amendment waived the fixed charge ratio default which occurred on February 28, 2023 and amended the financial covenant to not require the fixed charge ratio to be measured at May 31, 2023. The Second Amendment also added a cumulative maximum level of fiscal year to date inventory purchases through the expiration of the Revolving Loan Agreement, increased the borrowing rate on the Company’s Revolving Loan to Term SOFR Rate plus 3.5%, required certain swap agreement be executed within 30 days of the amendment, reduced the revolving commitment from $15,000,000 to $14,000,000, effective May 10, 2023, and further reduced the revolving commitment to $13,500,000, effective July 15, 2023, among other items.

Available credit under the current $14,000,000 revolving line of credit with the Company’s Lender was approximately $3,040,800 at May 31, 2023.

Features of the Loan Agreement (as amended) at May 31, 2023 include:

(i)	Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	Revolving Loan maturity date of August 9, 2023
(iii)	Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iv)	Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 6.79% at May 31, 2023)
(v)	Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 3.50% (effective rate was 8.54% at May 31, 2023)
(vi)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at May 31, 2023)

The Loan Agreement contains provisions that require the Company to maintain a minimum fixed charge ratio and limits any additional debt with other lenders. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and is not required to measure the fixed charge ratio as of May 31, 2023. The Company does not expect to meet the fixed charge ratio, outlined in the amended Loan Agreement, during fiscal year 2024. Under the terms of the amended Loan Agreement, not meeting this ratio would represent an Event of Default. Should an Event of Default occur, the Lender will have the right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. As an Event of Default is expected, and no waiver of the Event of Default is guaranteed to be received by the Lender, the long-term maturities of the Fixed Rate Term Loan and Float Rate Term Loan have been reclassified as current liabilities.

While the Company received a waiver for the fixed charge ratio default that occurred on February 28, 2023, the borrowing and purchasing capacity was restricted and management's forecast indicated that the Company will be out of compliance in future periods. An Event of Default is expected associated with the amended Loan Agreement, there is no guaranty that the Event of Default will be waived by the Lender, and the bank may choose to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan. These conditions, among others in the aggregate, raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to enter into a new financing agreement by August 9, 2023, with the Lender, which will allow it to operate without default and reclassify the non-current portions of the Fixed Rate Term Loan and Floating Rate Term Loan as long-term liabilities. In addition, management’s plans include reducing inventory and related borrowing costs, building the active PaperPie Brand Partners to pre-pandemic levels, as the distraction and costs associated with the rebrand that occurred in fiscal year 2023 are expected to have a lesser impact in the future, reducing expenses due to lower revenue volumes and receipt of the contingent Employee Retention Credit. Management expects these plans are probable of being achieved to alleviate the substantial doubt about continuing as a going concern and expects to generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Year ending February 29,
2024	$34,650,000

Risks and Uncertainties

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

As an Event of Default is expected associated with the Loan Agreement, and there is no guaranty that the Event of Default will be waived by BOKF, NA, there is sufficient uncertainty that, should the Lender choose to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan, the Company could continue as a going concern. Management has plans to enter into a new financing agreement by August 9, 2023, with BOKF, NA or another lender, which will allow it to operate without default and reclassify the non-current portions of the Fixed Rate Term Loan and Floating Rate Term Loan as long-term liabilities.

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

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 28, 2023 included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of May 31, 2023 and February 28, 2023.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.1 million and $0.2 million as of May 31, 2023 and February 28, 2023, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends and sales forecasts. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $6.4 million and $5.1 million as of May 31, 2023 and February 28, 2023, respectively. Noncurrent inventory valuation allowances were $0.5 million and $0.4 million as of May 31, 2023 and February 28, 2023, respectively.

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

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 9.0% of our active Brand Partners have maintained consignment inventory at the end of the first quarter of fiscal year 2024. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.4 million and $1.5 million as of May 31, 2023 and February 28, 2023, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.0 million and $0.9 million as of May 31, 2023 and February 28, 2023, respectively.

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

During the first three months of fiscal year 2024, the Company recognized $0.1 million of compensation expense associated with the shares granted.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

March 1 - 31, 2023	138,201	$4.08	138,201	376,393
April 1 - 30, 2023	-	-	-	376,393
May 1 - 31, 2023	-	-	-	376,393
Total	138,201	$4.08	138,201

(1)

On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. The amounts in the table reflect the remaining number of shares available to be repurchased. This plan has no expiration date.

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

10.2	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.3

First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.4

Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 13, 2023	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)