Form 10-Q
period 2023-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2023-10-16
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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
Yes ☐ No ☒

As of October 9, 2023, there were 8,571,088 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
ASSETS	2023	2023
CURRENT ASSETS
Cash and cash equivalents	$1,480,900	$689,100
Restricted cash	1,077,800	-
Accounts receivable, less allowance for doubtful accounts of $146,000 (August 31) and $211,700 (February 28)	1,990,600	2,906,700
Inventories – net	53,682,200	59,086,500
Prepaid expenses and other assets	862,300	869,300
Assets held for sale	811,800	-
Total current assets	59,905,600	63,551,600

LONG-TERM INVENTORIES - net	8,189,300	4,719,600
PROPERTY, PLANT AND EQUIPMENT - net	27,998,000	29,656,400
DEFERRED INCOME TAX ASSET	1,799,300	796,800
OTHER ASSETS	1,068,800	1,212,400
TOTAL ASSETS	$98,961,000	$99,936,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,977,100	$3,863,900
Line of credit	9,723,100	10,634,500
Deferred revenues	689,600	602,700
Current maturities of term debt	1,800,000	34,894,900
Accrued salaries and commissions	765,000	828,200
Income taxes payable	1,041,600	-
Other current liabilities	2,249,000	3,294,000
Total current liabilities	21,245,400	54,118,200

LONG-TERM DEBT – net	32,217,300	-
OTHER LONG-TERM LIABILITIES	414,600	586,800
Total liabilities	53,877,300	54,705,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (August 31 and February 28) shares; Outstanding 8,571,088 (August 31) and 8,713,289 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,369,200	13,193,400
Retained earnings	42,209,100	42,020,200
Accumulated other comprehensive income	51,100	-
	58,169,800	57,754,000
Less treasury stock, at cost	(13,086,100)	(12,522,200)
Total shareholders' equity	45,083,700	45,231,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,961,000	$99,936,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
GROSS SALES	$15,372,800	$27,769,500	$35,959,400	$59,107,700
Less discounts and allowances	(5,521,200)	(9,908,100)	(12,592,500)	(19,993,300)
Transportation revenue	741,500	1,556,900	1,750,200	3,464,800
NET REVENUES	10,593,100	19,418,300	25,117,100	42,579,200
COST OF GOODS SOLD	3,684,300	6,939,700	8,834,700	14,791,300
Gross margin	6,908,800	12,478,600	16,282,400	27,787,900

OPERATING EXPENSES
Operating and selling	1,916,000	3,798,800	4,313,900	7,569,400
Sales commissions	3,520,300	5,635,700	7,720,100	12,507,500
General and administrative	3,529,100	4,017,600	7,163,600	8,401,900
Total operating expenses	8,965,400	13,452,100	19,197,600	28,478,800

INTEREST EXPENSE	743,300	528,100	1,476,700	916,200
OTHER INCOME	(4,252,800)	(396,000)	(4,644,200)	(786,700)

EARNINGS (LOSS) BEFORE INCOME TAXES	1,452,900	(1,105,600)	252,300	(820,400)

INCOME TAX EXPENSE (BENEFIT)	391,200	(303,700)	63,400	(234,300)
NET EARNINGS (LOSS)	$1,061,700	$(801,900)	$188,900	$(586,100)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$0.13	$(0.10)	$0.02	$(0.07)
Diluted	$0.13	$(0.10)	$0.02	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,269,771	8,081,807	8,273,910	8,084,117
Diluted	8,269,771	8,081,807	8,283,221	8,084,117
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net earnings (loss)	$1,061,700	$(801,900)	$188,900	$(586,100)
Other comprehensive income:
Unrealized gain on interest rate exchange agreement	51,100	-	51,100	-
Comprehensive income (loss)	$1,112,800	$(801,900)	$240,000	$(586,100)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2023

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	$-	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	-	138,201	(563,900)	(563,900)
Share-based compensation expense - net	-	-	96,200	-	-	-	-	96,200
Net loss	-	-	-	(872,800)	-	-	-	(872,800)
BALANCE - May 31, 2023	12,702,080	$2,540,400	$13,289,600	$41,147,400	$-	4,126,992	$(13,086,100)	$43,891,300
Forfeiture of restricted shares	-	-	-	-	-	4,000	-	-
Share-based compensation expense - net	-	-	79,600	-	-	-	-	79,600
Unrealized gain on interest rate exchange agreement	-	-	-	-	51,100	-	-	51,100
Net earnings	-	-	-	1,061,700	-	-	-	1,061,700
BALANCE - August 31, 2023	12,702,080	$2,540,400	$13,369,200	$42,209,100	$51,100	4,130,992	$(13,086,100)	$45,083,700

FOR THE SIX MONTHS ENDED AUGUST 31, 2022

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	$-	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	-	16,180	-	-
Share-based compensation expense - net	-	-	261,600	-	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,547,200	$44,740,900	$-	4,003,242	$(12,522,200)	$47,306,300
Forfeiture of restricted shares	-	-	-	-	-	13,549	-	-
Share-based compensation expense - net	-	-	119,700	-	-	-	-	119,700
Net loss	-	-	-	(801,900)	-	-	-	(801,900)
BALANCE - August 31, 2022	12,702,080	$2,540,400	$12,666,900	$43,939,000	$-	4,016,791	$(12,522,200)	$46,624,100

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$188,900	$(586,100)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,366,000	1,207,500
Deferred income taxes	(1,002,500)	(239,000)
Provision for inventory valuation allowance	105,400	-
Share-based compensation expense - net	175,800	381,300
Net gain on sale of assets	(46,500)	-
Changes in assets and liabilities:
Accounts receivable	916,100	(263,800)
Inventories - net	1,829,300	6,028,500
Prepaid expenses and other assets	221,600	214,200
Accounts payable	1,113,200	(7,970,300)
Accrued salaries and commissions and other liabilities	(1,280,400)	(2,263,200)
Deferred revenues	86,900	103,900
Income taxes payable/receivable	1,041,600	(241,900)
Total adjustments	4,526,500	(3,042,800)
Net cash provided by (used in) operating activities	4,715,400	(3,628,900)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(546,200)	(221,000)
Proceeds from sale of assets	75,700	-
Purchases of other assets	-	(33,000)
Net cash used in investing activities	(470,500)	(254,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(900,000)	(25,175,900)
Cash paid to acquire treasury stock	(563,900)	-
Proceeds from term debt	-	36,000,000
Sales of treasury stock	-	63,400
Net payments under line of credit	(911,400)	(5,662,600)
Dividends paid	-	(870,700)
Net cash provided by (used in) financing activities	(2,375,300)	4,354,200
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,869,600	471,300
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	689,100	361,200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$2,558,700	$832,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest - net	$1,513,600	$838,600
Cash paid for income taxes -net of refunds	$24,200	$95,800

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2023, included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 condensed statement of cash flows to conform to the classifications presented in fiscal year 2024. These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 of our audited financial statements as of and for the year ended February 28, 2023, included in our Form 10-K.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is restricted.

Assets Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met per ASC 360: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation of the asset and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our condensed balance sheet. Refer to Note 3.

Interest Rate Swap Agreement

The interest rate swap agreement (“swap agreement”) is recognized on the balance sheet at its fair value. On the date the swap agreement is entered into, the Company designates the swap agreement as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge) if the applicable criteria are met. Changes in the fair value of the swap agreement are recorded in other comprehensive income until earnings are affected by the variability of cash flows.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether they are highly effective in offsetting changes in cash flows of hedged items. When it is determined that the swap agreement is not highly effective or that it has ceased to be highly effective, the Company discontinues hedge accounting prospectively as discussed below.

The Company discontinues hedge accounting prospectively when (a) it is determined that the swap agreement is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the swap agreement expires or is sold, terminated or exercised; (c) the swap agreement is de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the swap agreement will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the swap agreement will be carried at its fair value on the balance sheet with subsequent changes in its fair value recognized in current-period earnings.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new accounting standard updates (“ASU”) had or may have a material impact on the Company.

Note 2 – CASH

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed balance sheets to the total of the same amounts shown in the condensed statements of cash flows:

	August 31, 2023	August 31, 2022
Cash and cash equivalents	$1,480,900	$832,500
Restricted cash	1,077,800	-
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$2,558,700	$832,500

The Company contracts with Braintree Payment Services and PayPal, Inc. (together “PayPal”), third-party merchant service processors, to capture PayPal, Visa, Discover and Mastercard payments from customers. Approximately 90% of all payments received by the Company are channeled through these processors. During the second quarter of fiscal 2024, PayPal, under the terms of our agreements, began to hold cash payments received from customers in reserve to offset any potential chargebacks. The Company has classified the cash held in reserves as restricted cash.

Note 3 – ASSETS HELD FOR SALE

During the second quarter of fiscal 2024, the Company executed the Third Amendment to the existing Credit Agreement with BOKF, NA. This amendment required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma 74146 for sale by August 18, 2023. This property was appraised for a market value of $5,100,000.

The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of its second quarter of fiscal 2024. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. As of August 31, 2023, the total carrying value of assets held for sale was $811,800 and is separately recorded on the condensed balance sheets. The net cash received from the sale will be applied to the Term Loans outstanding in the Credit Agreement with the Company’s Bank.

Note 4 – INVENTORIES

Inventories consist of the following:

	August 31, 2023	February 28, 2023
Current:
Product inventory	$54,317,200	$59,577,400
Inventory valuation allowance	(635,000)	(490,900)
Inventories net – current	$53,682,200	$59,086,500

Noncurrent:
Product inventory	$8,676,900	$5,135,200
Inventory valuation allowance	(487,600)	(415,600)
Inventories net – noncurrent	$8,189,300	$4,719,600

Inventory in transit totaled $503,800 and $850,100 at August 31, 2023, and February 28, 2023, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 5 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include four rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, warehouse and office space in Seattle, Washington, and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases. Our lessor arrangements include two rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

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

	August 31, 2023	February 28, 2023
Operating lease assets:
Right-of-use assets	$627,700	$823,600

Operating lease liabilities:
Current lease liabilities	$324,100	$347,800
Long-term lease liabilities	$303,600	$475,800

Weighted-average remaining lease term (months)	30.3	36.3
Weighted-average discount rate	4.01%	4.01%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Fixed lease costs	$105,800	$12,400	$211,600	$50,300

Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2023, are as follows:

Years ending February 28 (29),
2024	$191,200
2025	270,500
2026	122,200
2027	72,800
Total future minimum rental payments	656,700
Less: imputed interest	(29,000)
Total operating lease liabilities	$627,700

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Operating cash outflows – operating leases	$105,800	$12,400	$211,600	$50,300

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income in our condensed statements of operations.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2024	$788,900
2025	1,547,100
2026	1,524,300
2027	1,554,800
2028	1,585,900
Thereafter	4,950,400
Total	$11,951,400

The cost of the leased space was $10,637,900 at August 31, 2023 and February 28, 2023. The accumulated depreciation associated with the leased assets was $3,039,900 and $2,853,200 as of August 31, 2023 and February 28, 2023, respectively. The leased assets and accumulated depreciation are included in assets held for sale and property, plant and equipment - net on the condensed balance sheets.

Note 6 – DEBT

Debt consists of the following:

	August 31, 2023	February 28, 2023

Line of credit	$9,723,100	$10,634,500

Floating rate term loan	$19,950,000	$20,475,000
Fixed rate term loan	14,250,000	14,625,000
Total long-term debt	34,200,000	35,100,000

Less current maturities	(1,800,000)	(34,894,900)
Less debt issue cost	(182,700)	(205,100)
Long-term debt, net	$32,217,300	$-

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

On June 6, 2023, pursuant to its interest rate risk and risk management strategy, the Company entered into a swap transaction (the “Swap Transaction”) with the Lender, which converts a portion of the original $21,000,000 Floating Rate Term Loan from a floating interest rate to a fixed interest rate for the next two years. The Swap Transaction has a notional amount of $18,000,000 through fiscal quarter ending May 31, 2024, and then resets to $13,000,000 through May 30, 2025, while continuing to mirror the amortizing balance of the Floating Rate Term Loan. Under the terms of this agreement, the Company, in effect, has exchanged the floating interest rate of 30-Day Term SOFR Rate at the trade date of June 5, 2023, to a fixed rate of 4.73%. The Swap Transaction commenced on June 7, 2023, with a termination date of May 30, 2025.

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricts the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also requires the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex), with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.81% at August 31, 2023. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

Available credit under the current $10,500,000 revolving line of credit with the Company’s Lender was approximately $776,900 at August 31, 2023.

Features of the Revised Loan Agreement at August 31, 2023 include:

(i)	Two Term Loan on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 7.06% at August 31, 2023)
(iv)	Stepdown Revolving Loan with maturity date of January 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.81% at August 31, 2023)
(v)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at August 31, 2023)

Prior to the Third Amendment, executed on August 9, 2023, the Loan Agreement contained provisions that required the Company to maintain a minimum fixed charge ratio. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and was not required to measure the fixed charge ratio as of May 31, 2023. Concurrent with the execution of the Third Amendment to the Loan Agreement, the Loan Agreement was modified to incorporate the changes outlined in the Third Amendment and the fixed charge ratio covenant was removed, as well as the Lender’s right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan due to the fixed charge ratio covenant. Should the Company fail to meet any of the remaining terms outlined in the Revised Credit Agreement or fail to meet the stepdown requirements of the Revolving Loan, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex”), with a licensed commercial real estate broker satisfactory to the Lender. Proceeds from the sale of the property would be used to pay off all the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 40 acres, along with approximately 15 acres of adjacent unused land, in July of 2022 with a market value of $41,200,000.

The short-term duration of the Revolving Loan, the uncertainty of the Company’s ability to meet the stepdown requirements outlined in the Third Amendment and the ability to renew the line on January 31, 2024, among other items raise substantial doubt over the Company's ability to continue as a going concern. Management has plans that should it violate the terms of the Third Amendment or Revised Credit Agreement, the Company will sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from the sale of the property are expected to generate sufficient cashflows to allow the Company to continue operations without borrowing funds from their bank. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active number of PaperPie brand partners to pre-pandemic levels.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2024	$900,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
2028	27,900,000
Total	$34,200,000

Note 7 – OTHER INCOME

A summary of other income (loss) is show below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022

Federal tax credits realized	$3,808,700	$-	$3,808,700	$-
Rental income	386,000	395,000	772,000	790,000
Other	58,100	1,000	63,500	(3,300)
Total other income	$4,252,800	$396,000	$4,644,200	$786,700

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the U.S. government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10,000 per employee per quarter, through September 30, 2021. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies.

During the quarter ended August 31, 2023, the Department of Treasury notified the Company of ERC credits awarded under the CARES Act for the first three quarters of calendar 2021. During August 2023, the Company received three refund payments resulting from amended 2021 Q1, Q2 and Q3 941-X returns that were filed. As a result of receiving these refund payments, the Company is required to file amended fiscal 2021 and 2022 corporate income tax returns reducing the wages expense deduction associated with the credit received. The Company has recognized estimated federal and state tax liabilities associated with these amended returns of approximately $1,041,600 as of August 31, 2023, which are included in income taxes payable on the condensed balance sheets.

Note 8 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes, based on Usborne’s fiscal year ending January 31st, along with specific payment terms and letter of credit requirements, which if not met may result in Usborne having the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. The Company did not meet the minimum purchase requirements for the fiscal period ending January 31, 2023, did not supply the letter of credit required under the Agreement and certain payments were not received timely, which could allow Usborne to exercise their option to terminate the Agreement. As of August 31, 2023, Usborne has not notified the Company of termination of the Agreement. During Usborne’s fiscal year ended January 31, 2022, the Company earned a volume rebate of approximately $1,000,000, which was documented in the new Agreement. Usborne has refused to pay the $1,000,000 volume rebate owed to the Company due to not meeting the minimum purchase requirements or supplying the required letter of credit. The Company is disputing the cancellation of the rebate but has not recognized any reduced cost of goods sold from the rebate in fiscal year 2024 due to its uncertainty.

Under the terms of the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was slated to use a different distributor to supply retail accounts with its products. As a courtesy upon Usborne’s request, the November 15, 2022 transition was extended into the first quarter of fiscal 2024 at which time the Company discontinued sales of Usborne products to its retail customers.

The following table summarizes Usborne product gross sales by division and inventory purchases by product type:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Gross sales of Usborne products by division:
PaperPie division	$6,227,900	$12,462,900	$14,590,200	$27,254,600
% of total PaperPie gross sales	48.8%	61.1%	49.8%	60.4%
Publishing division	-	6,214,200	2,740,000	11,665,200
% of total Publishing gross sales	0.0%	84.5%	41.1%	83.5%
Total gross sales of Usborne products	$6,227,900	$18,677,100	$17,330,200	$38,919,800

Purchases received by product type:
Usborne	$625,200	$1,206,200	$1,560,700	$4,783,500
% of total purchases received	21.9%	38.1%	25.8%	52.3%
All other product types	2,223,400	1,956,900	4,478,000	4,358,200
% of total purchases received	78.1%	61.9%	74.2%	47.7%
Total purchases received	$2,848,600	$3,163,100	$6,038,700	$9,141,700

Total Usborne inventory owned by the Company and included in our balance sheet was $33,029,300 and $35,363,500 as of August 31, 2023 and February 28, 2023, respectively.

Note 9 – EARNINGS (LOSS) PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$1,061,700	$(801,900)	$188,900	$(586,100)

Weighted average shares:
Weighted average shares outstanding-basic	8,269,771	8,081,807	8,273,910	8,084,117
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	-	9,311	-
Weighted average shares outstanding-diluted	8,269,771	8,081,807	8,283,221	8,084,117

Earnings (loss) per share:
Basic	$0.13	$(0.10)	$0.02	$(0.07)
Diluted	$0.13	$(0.10)	$0.02	$(0.07)

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	264,653	-	331,956

Note 10 – COMMITMENT AND CONTINGENCIES

During the second quarter the Company received a property tax assessment notice on our inventory balance at December 31, 2022 from Tulsa County totaling approximately $917,700. The Company appealed the assessment, requesting a reduction of the property tax assessment on inventory to approximately $175,500. On July 5, 2023, the Company met with the Tulsa County Board of Equalization (“Board”) and presented the appeal, which was granted by the Board. Subsequent to the Board’s decision, the Tulsa County Assessor appealed the Board’s decision by filing a case with the Oklahoma Court of Tax Review. The Company has accrued the property taxes associated with the Board’s decision of approximately $175,500 but awaits the final decision from the Oklahoma Court of Tax Review. Should the Court of Tax Review rule against the Board’s decision, the Company expects to further escalate the appeal to the Oklahoma Supreme Court.

Note 11 – SHARE-BASED COMPENSATION

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. These 18,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During the second quarter of fiscal 2024, 4,000 restricted shares were forfeited. These forfeitures are available for reissue to remaining participants under the 2019 LTI Plan. The remaining unrecognized compensation expense of these awards, totaling approximately $569,500 as of August 31, 2023, will be recognized ratably over the remaining vesting period of 18 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022

Share-based compensation expense	$96,200	$261,600	$192,400	$523,200
Less reduction of expense for forfeitures	(16,600)	(141,900)	(16,600)	(141,900)
Share-based compensation expense - net	$79,600	$119,700	$175,800	$381,300

The following table summarizes stock award activity during the first six months of fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2023	297,000	$6.04
Granted	-	-
Vested	-	-
Forfeited	(4,000)	6.04
Outstanding at August 31, 2023	293,000	$6.04

Note 12 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $1,414,200 and $3,123,700 for the three months ended August 31, 2023 and 2022, respectively. These costs were $3,352,300 and $6,686,300 for the six months ended August 31, 2023 and 2022, respectively.

Note 13 – BUSINESS SEGMENTS

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

See Note 8 for the impact of our updated distribution agreement on the Publishing segment.

The accounting policies of the segments are the same as those of the rest of the Company. We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net revenues reduced by cost of sales and direct expenses. Corporate expenses, depreciation, interest expense, other income and income taxes are not allocated to the segments but are listed in the “Other” row below. Corporate expenses include the executive department, accounting department, information services department, general office management, warehouse operations and building facilities management. Our assets and liabilities are not allocated on a segment basis.

Information by reporting segment for the three and six-month periods ended August 31, 2023 and 2022, are as follows:

NET REVENUES
	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
PaperPie	$9,334,000	$15,932,200	$21,917,200	$35,949,000
Publishing	1,259,100	3,486,100	3,199,900	6,630,200
Total	$10,593,100	$19,418,300	$25,117,100	$42,579,200

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
PaperPie	$364,200	$1,697,900	$2,022,900	$5,029,200
Publishing	436,600	815,900	896,600	1,565,600
Other	652,100	(3,619,400)	(2,667,200)	(7,415,200)
Total	$1,452,900	$(1,105,600)	$252,300	$(820,400)

Note 14 – INTEREST RATE SWAP AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023 the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement amortizes down consistent with the $21,000,000 Floating Rate Term Loan, expires on May 30, 2025 and has effectively fixed the interest rate of $18,000,000 of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap was $17,825,000 at August 31, 2023. The interest-rate swap contains no credit-risk–related contingent features and is cross-collateralized by all assets of the Company.

The effective portion of the unrealized gain or loss on this interest-rate swap is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the interest rate swap representing amounts excluded from the assessment of hedge effectiveness are recognized in current earnings.

The fair value of the interest rate swap is included in the following caption on the condensed balance sheets as follows:

	August 31, 2023	February 28, 2023

Prepaid expenses and other assets	$51,100	$-

There was no portion of the unrealized gain that was excluded from the assessment of hedge effectiveness.

Note 15 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our assets held for sale was $4,694,000 as of August 31, 2023. We did not have any assets held for sale as of February 28, 2023. Management's estimates are based on the appraised market value and listing price of the asset less the costs to sell.

-

The estimated fair value of our term notes payable is estimated by management to approximate $33,588,100 and $34,253,500 as of August 31, 2023 and February 28, 2023, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

-	The fair value of the Company’s interest rate swap is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

Note 16 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2023 or February 28, 2023 are recorded as deferred revenues on the condensed balance sheets. We received approximately $689,600 and $602,700 as of August 31, 2023 and February 28, 2023, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 17 – SUBSEQUENT EVENTS

Effective September 11, 2023, the Company (“Seller”) entered into a Contract of Sale of Real Estate (“Sale Agreement”) with MA Temple Investments LLC (the “Buyer”), for the sale of the Company’s property located at 10302 East 55th Place, Tulsa, Oklahoma 74146 consisting of 104,875 rentable square feet on approximately 3.5 acres. The Sale Agreement price was $5,100,000. Per the Sale Agreement, the closing process shall be completed on or before October 25, 2023, and has not closed by the time of this filing. In accordance with the terms of the Sale Agreement, upon closing of the sale and commencing on the Closing Date, the Buyer and Seller shall execute a NNN (triple-net) Lease (the “Lease”) under which the Seller shall lease the entire building for a period of three years. The Seller will continue to have the right to sublease space within the building for the lease term. The initial lease rate shall be $4.00 per rentable square foot, with 3% escalations at the beginning of each year of the Lease. The Lease shall include NNN terms such that the Seller shall be responsible for utilities, insurance, property taxes and repairs and maintenance, excluding roof and structure, which shall be the Buyer’s responsibility. The Lease shall include other terms considered to be normal and customary in the local market. The net cash received from the sale will be applied to the Term Loans outstanding in the Credit Agreement with the Company’s Bank.

During September 2023, the cash held in reserve, presented as restricted cash on the Company’s condensed balance sheet, was increased to approximately $1,500,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our existing inventory volumes are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, may result in termination of the agreement. During fiscal 2023, the Company did not meet the minimum purchase volumes, did not supply the letter of credit required under the Agreement and certain payments were not received timely. No notification of termination has been received by the Company as of the date of issuance of this Form 10-Q. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date.

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

The following table shows our condensed statements of operations data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net revenues	$10,593,100	$19,418,300	$25,117,100	$42,579,200
Cost of goods sold	3,684,300	6,939,700	8,834,700	14,791,300
Gross margin	6,908,800	12,478,600	16,282,400	27,787,900

Operating expenses
Operating and selling	1,916,000	3,798,800	4,313,900	7,569,400
Sales commissions	3,520,300	5,635,700	7,720,100	12,507,500
General and administrative	3,529,100	4,017,600	7,163,600	8,401,900
Total operating expenses	8,965,400	13,452,100	19,197,600	28,478,800

Interest expense	743,300	528,100	1,476,700	916,200
Other income	(4,252,800)	(396,000)	(4,644,200)	(786,700)
Earnings (loss) before income taxes	1,452,900	(1,105,600)	252,300	(820,400)

Income tax expense (benefit)	391,200	(303,700)	63,400	(234,300)
Net earnings (loss)	$1,061,700	$(801,900)	$188,900	$(586,100)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2023

Total operating expenses not associated with a reporting segment decreased $0.6 million, or 17.1%, to $2.9 million for the three-month period ended August 31, 2023, when compared to $3.5 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.4 million decrease in labor, primarily within our warehouse operations, and a $0.2 million decrease in freight handling expenses, both resulting from a decrease in gross sales.

Interest expense increased $0.2 million, or 40.0%, to $0.7 million for the three months ended August 31, 2023, when compared to $0.5 million for the same quarterly period a year ago due to increased interest rates on the Company’s variable rate borrowings, period over period.

Other income increased $3.9 million, or 975.0%, to $4.3 million for the three months ended August 31, 2023, when compared to $0.4 million for the same quarterly period a year ago resulting from the receipt of the Employee Retention Credit totaling $3.8 million and a 0.1 million increase from the sale of assets.

Income taxes increased $0.7 million, or 233.3%, to a tax expense of $0.4 million for the three months ended August 31, 2023, from a tax benefit of $0.3 million for the same quarterly period a year ago, primarily resulting from operating losses in the second quarter ended August 31, 2022. Our effective tax rate decreased to 26.9% for the quarter ended August 31, 2023, from 27.5% for the quarter ended August 31, 2022 due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2023

Total operating expenses not associated with a reporting segment decreased $1.5 million, or 20.5%, to $5.8 million for the six-month period ended August 31, 2023, when compared to $7.3 million for the same period a year ago. Labor expenses decreased $0.9 million, primarily within our warehouse operations, and freight handling costs decreased $0.3 million for the six months ended August 31, 2023, both associated with reduced sales, and a $0.3 million decrease in other various expenses.

Interest expense increased $0.6 million, or 66.6%, to $1.5 million for the six months ended August 31, 2023, when compared to $0.9 million for the same period a year ago, due to increased interest rates on the Company’s variable rate borrowings, period over period.

Other income increased $3.8 million, or 475.0%, to $4.6 million for the six months ended August 31, 2023, when compared to $0.8 million for the same quarterly period a year ago, primarily resulting from the receipt of the Employee Retention Credit totaling $3.8 million.

Income taxes increased $0.3 million, or 150.0%, to a tax expense of $0.1 million for the six months ended August 31, 2023, from a tax benefit of $0.2 million for the same period a year ago, primarily resulting from operating losses for the six months ended August 31, 2022. Our effective tax rate decreased to 25.1% for the six months ended August 31, 2023, from 28.6% for the six months ended August 31, 2022 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Six Months Ended August 31, 2023

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Gross sales	$12,774,900	$20,411,500	$29,288,200	$45,142,600
Less discounts and allowances	(4,169,300)	(6,033,700)	(9,106,300)	(12,653,200)
Transportation revenue	728,400	1,554,400	1,735,300	3,459,600
Net revenues	9,334,000	15,932,200	21,917,200	35,949,000

Cost of goods sold	3,230,900	5,085,500	7,417,200	11,247,500
Gross margin	6,103,100	10,846,700	14,500,000	24,701,500

Operating expenses
Operating and selling	1,612,900	2,960,700	3,488,300	5,946,200
Sales commissions	3,493,600	5,473,100	7,608,200	12,208,700
General and administrative	632,400	715,000	1,380,600	1,517,400
Total operating expenses	5,738,900	9,148,800	12,477,100	19,672,300

Operating income	$364,200	$1,697,900	$2,022,900	$5,029,200

Average number of active brand partners	18,100	26,800	20,600	29,500

PaperPie Operating Results for the Three Months Ended August 31, 2023

PaperPie net revenues decreased $6.6 million, or 41.5%, to $9.3 million during the three months ended August 31, 2023, when compared to $15.9 million during the same period a year ago. The average number of active brand partners in the second quarter of fiscal 2024 was 18,100, a decrease of 8,700, or 32.5%, from 26,800 average active brand partners selling in the second quarter of fiscal 2023. Recruiting and maintaining brand partners was negatively impacted throughout fiscal 2023, continuing through the first and second quarter of fiscal year 2024, by several factors including record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the second quarter of fiscal year 2024 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the remainder of fiscal year 2024, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

In the first fiscal quarter last year we executed a new distribution agreement with Usborne. The new distribution agreement created a level of uncertainty and distraction within our brand partners and continued through the fourth quarter as a result of our rebranding to PaperPie, which was a requirement of the new agreement. Rebranding this division disrupted sales in the fiscal fourth quarter and the impact continued into fiscal 2024, as brand partners had to update all of their individual marketing and training materials. We expect this impact to dissipate during the remaining months of fiscal 2024, as all active brand partners will have transitioned to a PaperPie brand partner or will have made their first sale as a PaperPie brand partner. This expectation was supported this summer as we saw an uptick in our active brand partner counts in August, which was the first time our brand partner count has grown since March 2023. We also expect growth in brand partners during the upcoming fall months, which is traditionally a growth period for our active brand partner levels as this is the most active selling period of the year.

Net revenues during the fiscal 2024 second quarter were also negatively impacted from increased discounts. Discounts as a percentage of gross sales increased from 29.6% in the second quarter of fiscal 2023 to 32.6% in the second quarter of this year, or approximately $0.4 million. The increased discounts resulted from a change in order mix, with increased book fair order types that offer higher discounts impacting net revenues by $0.2 million, along with additional product discounts offered to spur sales during the quarter impacting net revenues by $0.2 million.

Gross margin decreased $4.7 million, or 43.5%, to $6.1 million during the three months ended August 31, 2023, when compared to $10.8 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended August 31, 2023, decreased to 65.4%, compared to 68.1% the same period a year ago. The decrease in gross margin as a percentage of net revenues is primarily attributed to the change in order mix and additional promotional discounts previously mentioned, as well as reduced purchasing volume discounts/rebates.

PaperPie operating expenses consist of operating and selling expenses, sales commissions and general and administrative expenses. Operating and selling expenses primarily consist of freight expenses and materials and supplies. Sales commissions include amounts paid to brand partners for new sales and promotions. These operating expenses are directly tied to the sales volumes of the PaperPie segment. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the segment.

Total operating expenses decreased $3.4 million, or 37.4%, to $5.7 million during the three-month period ended August 31, 2023, when compared to $9.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $1.4 million, or 46.7%, to $1.6 million during the three-month period ended August 31, 2023, when compared to $3.0 million reported in the same quarter a year ago, resulting from fewer sales and shipments leading to a decrease in outbound freight totaling approximately $1.2 million, along with a $0.1 million decrease in brand partner incentive expenses and $0.1 million decrease in various other expenses. Sales commissions decreased $2.0 million, or 36.4%, to $3.5 million during the three-month period ended August 31, 2023, when compared to $5.5 million reported in the same quarter a year ago, due primarily to the decrease in net revenues totaling approximately $2.3 million, offset by a one-time increase in commission bonuses of $0.3 million, which resulted from a bonus promotion run over the summer. General and administrative expenses decreased $0.1 million, or 14.3%, to $0.6 million during the three months ended August 31, 2023, when compared to $0.7 million during the same period a year ago, driven by a reduction in credit card transaction fees resulting from the decrease in sales during the quarter ended August 31, 2023. General and administrative expenses include payroll, outside services, inventory reserves and other expenses directly associated with the PaperPie segment.

Operating income of the PaperPie segment decreased $1.3 million, or 76.5% to $0.4 million during the three months ended August 31, 2023, when compared to $1.7 million reported in the same quarter a year ago. Operating income of the PaperPie division as a percentage of net revenues for the three months ended August 31, 2023 was 3.9%, compared to 10.7% for the three months ended August 31, 2022. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional promotional discounts and commission bonus promotions offered to spur sales.

PaperPie Operating Results for the Six Months Ended August 31, 2023

PaperPie net revenues decreased $14.0 million, or 39.0%, to $21.9 million during the six-month period ended August 31, 2023, compared to $35.9 million from the same period a year ago. The average number of active brand partners in the six-month period ended August 31, 2023 was 20,600, a decrease of 8,900, or 30.2%, from 29,500 selling in same period a year ago. Recruiting and maintaining brand partners has been negatively impacted by several factors including record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the first and second quarters of fiscal year 2024 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the rest of fiscal year 2024, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $10.2 million, or 41.3%, to $14.5 million during the six-month period ended August 31, 2023, when compared to $24.7 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 66.2% for the six-month period ended August 31, 2023, when compared to 68.7% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts and promotions between the periods along with additional shipping promotions offered in the current year.

Total operating expenses decreased $7.2 million, or 36.5%, to $12.5 million during the six-month period ended August 31, 2023, from $19.7 million for the same period a year ago. Operating and selling expenses decreased $2.4 million, or 40.7%, to $3.5 million during the six-month period ended August 31, 2023, when compared to $5.9 million reported in the same period a year ago, primarily due to a decrease in shipping costs associated with the decrease in volume of orders shipped totaling approximately $2.5 million partially offset by a $0.1 million increase in brand partner incentive trip expenses. Sales commissions decreased $4.6 million, or 37.7%, to $7.6 million during the six-month period ended August 31, 2023, when compared to $12.2 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $0.1 million, or 6.7%, to $1.4 million, from $1.5 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes totaling $0.3 million, which was offset by a $0.1 million increase in payroll expenses and a $0.1 million increase in depreciation expense.

Operating income of the PaperPie segment decreased $3.0 million, or 60.0%, to $2.0 million during the six months ended August 31, 2023, when compared to $5.0 million reported in the same period last year. Operating income of the PaperPie division as a percentage of net revenues for the six months ended August 31, 2023 was 9.2%, compared to 14.0% for the six months ended August 31, 2022. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional promotional discounts and commission bonus promotions offered to spur sales.

Publishing Operating Results for the Three and Six Months Ended August 31, 2023

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Gross sales	$2,597,900	$7,358,000	$6,671,200	$13,965,100
Less discounts and allowances	(1,351,900)	(3,874,400)	(3,486,200)	(7,340,100)
Transportation revenue	13,100	2,500	14,900	5,200
Net revenues	1,259,100	3,486,100	3,199,900	6,630,200

Cost of goods sold	453,400	1,854,200	1,417,500	3,543,800
Gross margin	805,700	1,631,900	1,782,400	3,086,400

Total operating expenses	369,100	816,000	885,800	1,520,800

Operating income	$436,600	$815,900	$896,600	$1,565,600

Publishing Operating Results for the Three Months Ended August 31, 2023

Our Publishing division’s net revenues decreased $2.2 million, or 62.9%, to $1.3 million during the three-month period ended August 31, 2023, from $3.5 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods, which impacted net sales by approximately $2.8 million, partially offset by an increase in Kane Miller and Learning Wrap-Ups sales of $0.4 million and new sales of SmartLab Toys totaling approximately $0.2 million. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the terms in our new distribution agreement, the Company no longer has the right to distribute Usborne’s products to retail customers after November 15, 2022, at which time Usborne was expected to use a different distributor to supply retail accounts with their products. The November 15, 2022 transition date, at Usborne’s request, was extended into the first quarter of fiscal 2024. Gross sales attributed to Usborne products sold within the Publishing division accounted for 84.5%, or $6.2 million during the quarter ended August 31, 2022.

Gross margin decreased $0.8 million, or 50.0%, to $0.8 million during the three-month period ended August 31, 2023, from $1.6 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased to 64.0% during the three-month period ended August 31, 2023, from 46.8% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from an increase in Learning Wrap-Ups sales, which carry a better margin.

Total operating expenses of the Publishing segment decreased $0.4 million, or 50.0%, to $0.4 million, from $0.8 million, during the three-month periods ended August 31, 2023 and 2022, respectively. This change was due to a $0.4 million decrease in freight expenses caused by lower sales.

Operating income of the Publishing division decreased $0.4 million or 50.0% to $0.4 million during the three-month period ended August 31, 2023, from $0.8 million for the three-month period ended August 31, 2022, respectively. The decrease in operating income was primarily associated with the decline in revenues associated with the new distribution agreement, which required the stoppage of Usborne products sold through this division.

Publishing Operating Results for the Six Months Ended August 31, 2023

Our Publishing division’s net revenues decreased by $3.4 million, or 51.5%, to $3.2 million during the six-month period ended August 31, 2023, from $6.6 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods, which impacted net sales by approximately $4.1 million, partially offset by an increase in Kane Miller and Learning Wrap-Ups sales of $0.3 million and new sales of SmartLab Toys totaling approximately $0.4 million.

Gross margin decreased $1.3 million, or 41.9%, to $1.8 million during the six-month period ended August 31, 2023, from $3.1 million reported in the same period a year ago. Gross margin as a percentage of net revenues increased to 55.7%, during the six-month period ended August 31, 2023, from 46.6% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands and Usborne, with Kane Miller, SmartLab Toys and Learning Wrap-Ups products carrying a better margin on average.

Total operating expenses of the Publishing segment decreased $0.6 million, or 40.0%, to $0.9 million during the six-month period ended August 31, 2023, from $1.5 million reported in the same period a year ago. This change was due to a $0.4 million decrease in freight expenses and a $0.2 million decrease in sales commissions due to decreased overall sales and the restructuring of the Company’s internal sales department.

Operating income of the Publishing segment decreased $0.7 million, or 43.8%, to $0.9 million during the six-month period ended August 31, 2023 when compared to $1.6 million reported in the same period a year ago, due primarily to the decrease in sales and operating expenses. The decrease in operating income was primarily associated with the decline in revenues associated with the stoppage of Usborne product sales in this division.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of loss, EDC will reduce purchases and sell through inventory to generate cash flows. The Company expects to reduce current excess inventory levels and use the cash proceeds to pay down the line of credit and portions of the term debt. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures when necessary. As of the end of the second fiscal quarter of 2024, our revolving bank credit facility loan balance was $9.7 million with $0.8 million in available capacity.

Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We have $1.1 million of restricted cash held by our third-party credit card payment processor as of the end of our second fiscal quarter of 2024. The cash held in reserve was increased in September 2023 to approximately $1.5 million and is scheduled to increase again in October 2023 to approximately $2.0 million. The Company has requested the cash held in reserve be reduced and the cash be released back to the Company. PayPal has scheduled its next financial review in mid-October. The Company has engaged an alternate credit card processor to move to during the third quarter of fiscal 2024.

During the first six months of fiscal year 2024, we experienced cash inflows from operations of $4,700,300. These cash inflows resulted from:

●net earnings of $188,900, including the receipt of the employee retention tax credit of $3,808,700

Adjusted for:

●depreciation expense of $1,366,000

●share-based compensation expense, net of $175,800

●provision for inventory allowance of $105,400

●deferred income taxes of $39,100

●gain on sale of assets of $46,500

Positively impacted by:

●decrease in inventories, net of $1,829,300

●increase in accounts payable of $1,113,200

●decrease in accounts receivable of $916,100

●decrease in prepaid expenses and other assets of $221,600

●increase in deferred revenues of $86,900

Negatively impacted by:

●decrease in accrued salaries and commissions, and other liabilities of $1,280,400

Cash used in investing activities was $470,500 for capital expenditures, consisting of $510,200 in software upgrades to our proprietary systems that our PaperPie brand partners use to monitor their business and place customer orders and $36,000 of other various purchases offset by the proceeds from the sale of assets of $75,700.

Cash used in financing activities was $2,375,300, which was comprised of net payments on the line of credit of $911,400, payments on term debt of $900,000 and cash paid in treasury stock transactions of $563,900.

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

On June 6, 2023, pursuant to its interest rate risk and risk management strategy, the Company entered into a swap transaction (the “Swap Transaction”) with the Lender, which converts a portion of the original $21,000,000 Floating Rate Term Loan from a floating interest rate to a fixed interest rate for the next two years. The Swap Transaction has a notional amount of $18,000,000 through fiscal quarter ending May 31, 2024, and then resets to $13,000,000 through May 30, 2025, while continuing to mirror the amortizing balance of the Floating Rate Term Loan. Under the terms of this agreement, the Company, in effect, has exchanged the floating interest rate of 30-Day Term SOFR Rate at the trade date of June 5, 2023, to a fixed rate of 4.73%. The Swap Transaction commenced on June 7, 2023, with a termination date of May 30, 2025.

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricts the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex), with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.81% at August 31, 2023. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

Available credit under the current $10,500,000 revolving line of credit with the Company’s Lender was approximately $776,900 at August 31, 2023.

Features of the Revised Loan Agreement at August 31, 2023 include:

(i)	Two Term Loan on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 7.06% at August 31, 2023)
(iv)	Stepdown Revolving Loan with maturity date of January 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.81% at August 31, 2023)
(v)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at August 31, 2023)

Prior to the Third Amendment, executed on August 9, 2023, the Loan Agreement contained provisions that required the Company to maintain a minimum fixed charge ratio. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and was not required to measure the fixed charge ratio as of May 31, 2023. Concurrent with the execution of the Third Amendment to the Loan Agreement, the Loan Agreement was modified to incorporate the changes outlined in the Third Amendment and the fixed charge ratio covenant was removed, as well as the Lender’s right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan due to the fixed charge ratio covenant. Should the Company fail to meet any of the remaining terms outlined in the Revised Credit Agreement or fail to meet the stepdown requirements of the Revolving Loan, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex”), with a licensed commercial real estate broker satisfactory to the Lender. Proceeds from the sale of the property would be used to pay off all the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 40 acres, along with approximately 15 acres of adjacent unused land, in July of 2022 with a market value of $41,200,000.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2024	$900,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
2028	27,900,000
Total	$34,200,000

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

The short-term duration of the Revolving Loan, the uncertainty of the Company’s ability to meet the stepdown requirements outlined in the Third Amendment and the ability to renew the line on January 31, 2024, raise substantial doubt over the Company's ability to continue as a going concern. Management has plans that should it violate the terms of the Third Amendment or Revised Credit Agreement, it will sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from a sale are expected to generate sufficient cashflow to allow the Company to continue operations without borrowing funds from their bank. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie brand partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, should alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 28, 2023, included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of August 31, 2023, and February 28, 2023.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.1 million and $0.2 million as of August 31, 2023, and February 28, 2023, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends and sales forecasts. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $8.7 million and $5.1 million as of August 31, 2023, and February 28, 2023, respectively. Noncurrent inventory valuation allowances were $0.5 million and $0.4 million as of August 31, 2023, and February 28, 2023, respectively.

Our principal supplier, based in England, generally requires a minimum reorder of 6,500 or more of a title in order to get a solo print run. Smaller orders would require a shared print run with the supplier’s other customers, which can result in lengthy delays to receiving the ordered title. Anticipating customer preferences and purchasing habits requires historical analysis of similar titles in the same series. We then place the initial order or reorder based upon this analysis. These factors and historical analysis have led our management to determine that 2½ years represents a reasonable estimate of the normal operating cycle for our products.

Brand partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our brand partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 10.0% of our active brand partners have maintained consignment inventory at the end of the second quarter of fiscal year 2024. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with brand partners was $1.6 million and $1.5 million as of August 31, 2023, and February 28, 2023, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.1 million and $0.9 million as of August 31, 2023, and February 28, 2023, respectively.

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

During the first six months of fiscal year 2024, the Company recognized $0.2 million of compensation expense associated with the shares granted.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2023	-	$-	-	376,393
July 1 - 31, 2023	-	-	-	376,393
August 1 - 31, 2023	-	-	-	376,393
Total	-	$-	-

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

10.2

Credit Agreement (as amended) dated August 9, 2022 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.02 to form 8-K dated August 9, 2023 (File No. 0-04957).

10.3

First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.4

Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.5

Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 16, 2023	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)