Form 10-Q
period 2023-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2024-01-11
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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
Yes ☐ No ☒

As of January 8, 2024, there were 8,571,088 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
ASSETS	2023	2023
CURRENT ASSETS
Cash and cash equivalents	$3,141,000	$689,100
Restricted cash	1,100,500	-
Accounts receivable, less allowance for doubtful accounts of $144,300 (November 30) and $211,700 (February 28)	1,845,000	2,906,700
Inventories – net	48,227,600	59,086,500
Prepaid expenses and other assets	711,700	869,300
Assets held for sale	18,281,100	-
Total current assets	73,306,900	63,551,600

LONG-TERM INVENTORIES - net	9,701,500	4,719,600
PROPERTY, PLANT AND EQUIPMENT - net	9,267,700	29,656,400
DEFERRED INCOME TAX ASSET	996,300	796,800
OTHER ASSETS	2,226,300	1,212,400
TOTAL ASSETS	$95,498,700	$99,936,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,135,100	$3,863,900
Line of credit	4,998,100	10,634,500
Deferred revenues	2,094,300	602,700
Current maturities of term debt	1,800,000	34,894,900
Accrued salaries and commissions	1,286,100	828,200
Income taxes payable	961,700	-
Other current liabilities	3,888,700	3,294,000
Total current liabilities	20,164,000	54,118,200

LONG-TERM DEBT – net	27,079,400	-
OTHER LONG-TERM LIABILITIES	1,140,300	586,800
Total liabilities	48,383,700	54,705,000

SHAREHOLDERS' EQUITY
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 (November 30 and February 28) shares; Outstanding 8,571,088 (November 30) and 8,713,289 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,464,100	13,193,400
Retained earnings	44,181,200	42,020,200
Accumulated other comprehensive income	15,400	-
	60,201,100	57,754,000
Less treasury stock, at cost	(13,086,100)	(12,522,200)
Total shareholders' equity	47,115,000	45,231,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$95,498,700	$99,936,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
GROSS SALES	$25,036,600	$42,050,900	$60,996,000	$101,158,700
Less discounts and allowances	(8,439,400)	(13,975,400)	(21,032,000)	(33,968,700)
Transportation revenue	347,600	2,193,900	2,097,800	5,658,700
NET REVENUES	16,944,800	30,269,400	42,061,800	72,848,700
COST OF GOODS SOLD	5,802,400	11,041,400	14,637,100	25,832,600
Gross margin	11,142,400	19,228,000	27,424,700	47,016,100

OPERATING EXPENSES
Operating and selling	2,978,200	5,397,300	7,292,100	12,966,700
Sales commissions	5,585,000	8,982,300	13,305,100	21,489,800
General and administrative	3,520,300	4,635,700	10,683,900	13,037,500
Total operating expenses	12,083,500	19,015,300	31,281,100	47,494,000

INTEREST EXPENSE	726,200	600,600	2,202,900	1,516,900
OTHER INCOME	(4,363,300)	(389,100)	(9,007,500)	(1,175,600)

EARNINGS (LOSS) BEFORE INCOME TAXES	2,696,000	1,200	2,948,200	(819,200)

INCOME TAX EXPENSE (BENEFIT)	723,900	300	787,200	(234,000)
NET EARNINGS (LOSS)	$1,972,100	$900	$2,161,000	$(585,200)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$0.24	$0.00	$0.26	$(0.07)
Diluted	$0.24	$0.00	$0.26	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,266,032	8,058,349	8,271,284	8,075,528
Diluted	8,266,032	8,249,069	8,277,491	8,075,528
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net earnings (loss)	$1,972,100	$900	$2,161,000	$(585,200)
Other comprehensive income:
Unrealized gain on interest rate exchange agreement	15,400	-	15,400	-
Comprehensive income (loss)	$1,987,500	$900	$2,176,400	$(585,200)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2023

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	$-	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	-	138,201	(563,900)	(563,900)
Share-based compensation expense - net	-	-	96,200	-	-	-	-	96,200
Net loss	-	-	-	(872,800)	-	-	-	(872,800)
BALANCE - May 31, 2023	12,702,080	$2,540,400	$13,289,600	$41,147,400	$-	4,126,992	$(13,086,100)	$43,891,300
Forfeiture of restricted shares	-	-	-	-	-	4,000	-	-
Share-based compensation expense - net	-	-	79,600	-	-	-	-	79,600
Unrealized gain on interest rate exchange agreement	-	-	-	-	51,100	-	-	51,100
Net earnings	-	-	-	1,061,700	-	-	-	1,061,700
BALANCE - August 31, 2023	12,702,080	$2,540,400	$13,369,200	$42,209,100	$51,100	4,130,992	$(13,086,100)	$45,083,700
Share-based compensation expense - net	-	-	94,900	-	-	-	-	94,900
Unrealized loss on interest rate exchange agreement	-	-	-	-	(35,700)	-	-	(35,700)
Net earnings	-	-	-	1,972,100	-	-	-	1,972,100
BALANCE - November 30, 2023	12,702,080	$2,540,400	$13,464,100	$44,181,200	$15,400	4,130,992	$(13,086,100)	$47,115,000

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2022

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	16,180	-	-
Share-based compensation expense - net	-	-	261,600	-	-	-	261,600
Net earnings	-	-	-	215,800	-	-	215,800
BALANCE - May 31, 2022	12,702,080	$2,540,400	$12,547,200	$44,740,900	4,003,242	$(12,522,200)	$47,306,300
Forfeiture of restricted shares	-	-	-	-	13,549	-	-
Share-based compensation expense - net	-	-	119,700	-	-	-	119,700
Net loss	-	-	-	(801,900)	-	-	(801,900)
BALANCE - August 31, 2022	12,702,080	$2,540,400	$12,666,900	$43,939,000	4,016,791	$(12,522,200)	$46,624,100
Issuance of restricted share awards for vesting	-	-	-	-	(28,000)	-	-
Share-based compensation expense - net	-	-	258,800	-	-	-	258,800
Net earnings	-	-	-	900	-	-	900
BALANCE - November 30, 2022	12,702,080	$2,540,400	$12,925,700	$43,939,900	3,988,791	$(12,522,200)	$46,883,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$2,161,000	$(585,200)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,995,500	1,824,400
Deferred income taxes	(199,500)	558,400
Provision for doubtful accounts	19,800	-
Provision for inventory valuation allowance	9,300	393,000
Share-based compensation expense – net	270,700	640,100
Net gain on sale of assets	(4,017,100)	-
Changes in assets and liabilities:
Accounts receivable	1,041,900	(2,052,700)
Inventories – net	5,867,700	8,950,500
Prepaid expenses and other assets	107,300	295,600
Accounts payable	1,271,200	(8,483,300)
Accrued salaries and commissions and other liabilities	637,700	(524,800)
Deferred revenues	1,491,600	728,300
Income taxes payable/receivable	961,700	(1,040,600)
Total adjustments	9,457,800	1,288,900
Net cash provided by operating activities	11,618,800	703,700
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(675,200)	(988,000)
Proceeds from sale of assets	4,858,200	-
Purchases of other assets	-	(257,200)
Net cash provided by (used in) investing activities	4,183,000	(1,245,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(6,049,100)	(25,450,100)
Payments on debt issue costs	-	(178,400)
Cash paid to acquire treasury stock	(563,900)	-
Proceeds from term debt	-	36,000,000
Sales of treasury stock	-	63,400
Net payments under line of credit	(5,636,400)	(8,729,000)
Dividends paid	-	(870,700)
Net cash provided by (used in) financing activities	(12,249,400)	835,200
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,552,400	293,700
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	689,100	361,200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$4,241,500	$654,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest - net	$2,216,400	$1,345,900
Cash paid for income taxes -net of refunds	$25,000	$95,800

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

Assets Held for Sale

The Company classifies long-lived assets, or disposal groups to be sold, as held for sale in the period in which all of the following criteria are met per Accounting Standards Codification (“ASC”) 360: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

Note 2 – CASH

The below table reconciles cash, cash equivalents and restricted cash as reported in the condensed balance sheets to the total of the same amounts shown in the condensed statements of cash flows:

	November 30, 2023	November 30, 2022
Cash and cash equivalents	$3,141,000	$654,900
Restricted cash	1,100,500	-
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$4,241,500	$654,900

The Company has historically contracted with Braintree Payment Services and PayPal, Inc. (together “PayPal”), third-party merchant service processors, to capture PayPal, Visa, Discover and Mastercard payments from customers. Approximately 90% of all payments received by the Company have been channeled through these processors. During the second quarter of fiscal 2024, PayPal, under the terms of our agreements, began to hold cash payments received from customers in reserve to offset any potential chargebacks. During the third quarter of fiscal 2024, the Company switched merchant services for Visa, Discover and Mastercard from Braintree to Nexio. This switch allowed a portion of the reserves to be released prior to November 30, 2023. The Company has classified the remaining cash held in reserves by PayPal as restricted cash.

Note 3 – ASSETS HELD FOR SALE

During the second quarter of fiscal 2024, the Company executed the Third Amendment to the existing Credit Agreement with BOKF, NA. This amendment required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma 74146 for sale by August 18, 2023. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of its second quarter of fiscal 2024. During the third quarter of fiscal 2024, the Company entered into a sale agreement and closed on the sale of this this property of $5,100,000. The gain from the sale of the property of approximately $4,017,000 is reflected in other income in the condensed statement of operations. Subsequent to the closing of the sale, the Company executed a lease agreement on the property with the third-party buyer for 36 months. See Note 5 for further details.

Also, during the third quarter of fiscal 2024, the Company listed its real estate property located at 5404 S. 122nd East Ave, Tulsa, Oklahoma 74146 for sale. This property, consisting of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land, was appraised in July, 2023 with a market value of $41,970,000. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. As of November 30, 2023, the total carrying value of assets held for sale was $18,281,100 and is separately recorded on the condensed balance sheets. The net cash received from the sale will be applied to the Term Loans outstanding in the Credit Agreement with the Company’s bank.

Note 4 – INVENTORIES

Inventories consist of the following:

	November 30, 2023	February 28, 2023
Current:
Product inventory	$48,571,000	$59,577,400
Inventory valuation allowance	(343,400)	(490,900)
Inventories net – current	$48,227,600	$59,086,500

Noncurrent:
Product inventory	$10,225,100	$5,135,200
Inventory valuation allowance	(523,600)	(415,600)
Inventories net – noncurrent	$9,701,500	$4,719,600

Inventory in transit totaled $405,400 and $850,100 at November 30, 2023, and February 28, 2023, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 5 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include five rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, office space in Seattle, Washington, and two locations of warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases. Our lessor arrangements include two rental agreements for warehouse and office space in Tulsa, Oklahoma, and each qualify as an operating lease under ASC 842.

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the condensed balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. We also recognize a right-of-use asset, reported in other assets on the condensed balance sheets, for each lease, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. Certain leased properties include areas which are subleased to other tenants. As part of our lease agreements (“master lease”), we recognize the entire lease liability and right-of-use asset associated with the leased property. The lease liability and right-of-use asset are reduced over the term of the lease as payments are made and the assets are used.

	November 30, 2023	February 28, 2023
Operating lease assets:
Right-of-use assets	$1,792,100	$823,600

Operating lease liabilities:
Current lease liabilities	$762,800	$347,800
Long-term lease liabilities	$1,029,300	$475,800

Weighted-average remaining lease term (months)	28.8	36.3
Weighted-average discount rate	4.34%	4.01%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our condensed statements of operations. Variable and short-term rental payments are recognized as costs and expensed as they are incurred.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Fixed lease costs	$152,000	$23,200	$363,600	$73,500

Future minimum rental payments under operating leases with initial terms greater than one year as of November 30, 2023, are as follows:

Years ending February 28 (29),
2024	$200,400
2025	735,800
2026	600,200
2027	397,300
Total future minimum rental payments	1,933,700
Less: imputed interest	(141,600)
Total operating lease liabilities	$1,792,100

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Operating cash outflows – operating leases	$152,000	$23,200	$363,600	$73,500

Operating Leases – Lessor

We recognize fixed rental income on a straight-line basis over the life of the lease as other income in our condensed statements of operations.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2024	$398,000
2025	1,547,100
2026	1,524,300
2027	1,554,800
2028	1,585,900
Thereafter	4,950,400
Total	$11,560,500

The cost of the leased space was $10,637,900 at November 30, 2023 and February 28, 2023. The accumulated depreciation associated with the leased assets was $3,098,400 and $2,853,200 as of November 30, 2023, and February 28, 2023, respectively. The leased assets, net of accumulated depreciation, are included in assets held for sale on the condensed balance sheets.

Note 6 – DEBT

	November 30, 2023	February 28, 2023

Line of credit	$4,998,100	$10,634,500

Floating rate term loan	$17,562,500	$20,475,000
Fixed rate term loan	11,488,400	14,625,000
Total long-term debt	29,050,900	35,100,000

Less current maturities	(1,800,000)	(34,894,900)
Less debt issue cost	(171,500)	(205,100)
Long-term debt, net	$27,079,400	$-

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

On June 6, 2023, pursuant to its interest rate risk and risk management strategy, the Company entered into a swap transaction (the “Swap Transaction”) with the Lender, which converts a portion of the original $21,000,000 Floating Rate Term Loan from a floating interest rate to a fixed interest rate for the next two years. The Swap Transaction has a notional amount of $18,000,000 through fiscal quarter ending May 31, 2024, and then resets to $13,000,000 through May 30, 2025, while continuing to mirror a portion of the amortizing balance of the Floating Rate Term Loan. Under the terms of this agreement, the Company, in effect, has exchanged the floating interest rate of 30-Day Term SOFR Rate at the trade date of June 5, 2023, to a fixed rate of 4.73% on the amortizing balance of the Swap Transaction. The Swap Transaction commenced on June 7, 2023, with a termination date of May 30, 2025.

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricts the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also requires the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex), with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.82% at November 30, 2023. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

On December 21, 2023, subsequent to quarter end, the Company executed the Fourth Amendment to the Revised Loan Agreement. See Note 17 for further details.

Available credit under the current $5,000,000 revolving line of credit with the Lender was approximately $1,900 at November 30, 2023.

Features of the Revised Loan Agreement at November 30, 2023 include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 7.08% at November 30, 2023)
(iv)	Stepdown Revolving Loan with maturity date of January 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.83% at November 30, 2023)
(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at November 30, 2023)

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

The short-term duration of the Revolving Loan, among other items raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from the sale of the property are expected to generate sufficient cashflows to allow the Company to continue operations without borrowing funds from their bank. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active number of PaperPie brand partners to pre-pandemic levels.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2024	$450,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$29,050,900

Note 7 – OTHER INCOME

A summary of other income (loss) is show below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022

Federal tax credits realized	$-	$-	$3,808,700	$-
Gain from sale of assets	3,970,600	-	4,017,100	-
Rental income	386,000	389,100	1,158,000	1,158,000
Other	6,700	-	23,700	17,600
Total other income	$4,363,300	$389,100	$9,007,500	$1,175,600

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

During the quarter ended August 31, 2023, the Department of Treasury notified the Company of ERC credits awarded under the CARES Act for the first three quarters of calendar 2021. During August 2023, the Company received three refund payments resulting from amended 2021 Q1, Q2 and Q3 941-X returns that were filed. As a result of receiving these refund payments, the Company is required to file amended fiscal 2021 and 2022 corporate income tax returns reducing the wages expense deduction associated with the credit received. The Company has recognized estimated federal and state tax liabilities associated with these amended returns of approximately $1,041,600 as of November 30, 2023, which are included in income taxes payable on the condensed balance sheets.

Note 8 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes, based on Usborne’s fiscal year ending January 31st, along with specific payment terms and letter of credit requirements, which if not met may result in Usborne having the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. The Company did not meet the minimum purchase requirements for the fiscal period ending January 31, 2023, did not supply the letter of credit required under the Agreement and certain payments were not received timely, which could allow Usborne to exercise their option to terminate the Agreement. As of November 30, 2023, Usborne has not notified the Company of termination of the Agreement. During Usborne’s fiscal year ended January 31, 2022, the Company earned a volume rebate of approximately $1,000,000, which was documented in the new Agreement. Usborne has refused to pay the $1,000,000 volume rebate owed to the Company due to not meeting the minimum purchase requirements or supplying the required letter of credit. The Company is disputing the cancellation of the rebate but has not recognized any reduced cost of goods sold from the rebate in fiscal year 2024 due to its uncertainty.

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

The following table summarizes Usborne product gross sales by division and inventory purchases by product type:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Gross sales of Usborne products by division:
PaperPie division	$11,016,100	$20,823,700	$25,606,300	$48,078,300
% of total PaperPie gross sales	49.4%	65.2%	49.6%	62.4%
Publishing division	-	9,046,000	2,740,000	20,711,200
% of total Publishing gross sales	0.0%	89.3%	29.2%	86.0%
Total gross sales of Usborne products	$11,016,100	$29,869,700	$28,346,300	$68,789,500

Purchases received by product type:
Usborne	$-	$4,782,200	$1,560,700	$9,565,700
% of total purchases received	0.0%	71.0%	20.1%	60.2%
All other product types	1,713,700	1,955,900	6,191,700	6,314,100
% of total purchases received	100.0%	29.0%	79.9%	39.8%
Total purchases received	$1,713,700	$6,738,100	$7,752,400	$15,879,800

Total Usborne inventory owned by the Company and included in our condensed balance sheets was $30,475,500 and $35,363,500 as of November 30, 2023 and February 28, 2023, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$1,972,100	$900	$2,161,000	$(585,200)

Weighted average shares:
Weighted average shares outstanding-basic	8,266,032	8,058,349	8,271,284	8,075,528
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	190,720	6,207	-
Weighted average shares outstanding-diluted	8,266,032	8,249,069	8,277,491	8,075,528

Earnings (loss) per share:
Basic	$0.24	$0.00	$0.26	$(0.07)
Diluted	$0.24	$0.00	$0.26	$(0.07)

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	-	-	280,852

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. These 18,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During the second quarter of fiscal 2024, 4,000 restricted shares were forfeited. These forfeitures are available for reissue to remaining participants under the 2019 LTI Plan. The remaining unrecognized compensation expense of these awards, totaling approximately $474,500 as of November 30, 2023, will be recognized ratably over the remaining vesting period of 15 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022

Share-based compensation expense	$96,200	$258,800	$288,500	$782,000
Less reduction of expense for forfeitures	(1,300)	-	(17,800)	(141,900)
Share-based compensation expense - net	$94,900	$258,800	$270,700	$640,100

The following table summarizes stock award activity during the first nine months of fiscal year 2023 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 28, 2023	297,000	$6.04
Granted	-	-
Vested	-	-
Forfeited	(4,000)	6.04
Outstanding at November 30, 2023	293,000	$6.04

Note 12 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $2,152,700 and $4,506,500 for the three months ended November 30, 2023 and 2022, respectively. These costs were $5,505,000 and $11,192,800 for the nine months ended November 30, 2023 and 2022, respectively.

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

See Note 8 for the impact of our updated Usborne distribution agreement on the Publishing segment.

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

Information by reporting segment for the three and nine-month periods ended November 30, 2023 and 2022, are as follows:

NET REVENUES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
PaperPie	$15,698,300	$25,452,700	$37,615,500	$61,401,700
Publishing	1,246,500	4,816,700	4,446,300	11,447,000
Total	$16,944,800	$30,269,400	$42,061,800	$72,848,700

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
PaperPie	$1,610,700	$3,019,800	$3,633,600	$8,049,100
Publishing	341,200	1,239,300	1,237,800	2,805,000
Other	744,100	(4,257,900)	(1,923,200)	(11,673,300)
Total	$2,696,000	$1,200	$2,948,200	$(819,200)

Note 14 – INTEREST RATE SWAP AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan were $17,562,500 on November 30, 2023. The interest-rate swap contains no credit-risk–related contingent features and is cross-collateralized by all assets of the Company.

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

The fair value of the interest rate swap is included in the following caption on the condensed balance sheets as follows:

	November 30, 2023	February 28, 2023

Prepaid expenses and other assets	$15,400	$-

There was no portion of unrealized gain that was excluded from the assessment of hedge effectiveness.

Note 15 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our assets held for sale was $40,019,200 as of November 30, 2023. The Company did not have any assets held for sale as of February 28, 2023. Management's estimates are based on the appraised market value and listing price of the Hilti Complex and land, less the estimated costs to sell.

-

The estimated fair value of our term notes payable is estimated by management to approximate $28,524,300 and $34,253,500 as of November 30, 2023, and February 28, 2023, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

-

The fair value of the Company’s interest rate swap is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

Note 16 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of November 30, 2023, or February 28, 2023 are recorded as deferred revenues on the condensed balance sheets. We received approximately $2,094,300 and $602,700 as of November 30, 2023 and February 28, 2023, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 17 – SUBSEQUENT EVENTS

Subsequent to November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increases the Revolving Loan commitment to $8,000,000 and extends the maturity date to May 31, 2024. The Amendment also requires the Company to list the Hilti Complex for sale, allows the Company to execute additional purchase orders, subject to the lenders approval, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items.

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

The following table shows our condensed statements of operations data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net revenues	$16,944,800	$30,269,400	$42,061,800	$72,848,700
Cost of goods sold	5,802,400	11,041,400	14,637,100	25,832,600
Gross margin	11,142,400	19,228,000	27,424,700	47,016,100

Operating expenses
Operating and selling	2,978,200	5,397,300	7,292,100	12,966,700
Sales commissions	5,585,000	8,982,300	13,305,100	21,489,800
General and administrative	3,520,300	4,635,700	10,683,900	13,037,500
Total operating expenses	12,083,500	19,015,300	31,281,100	47,494,000

Interest expense	726,200	600,600	2,202,900	1,516,900
Other income	(4,363,300)	(389,100)	(9,007,500)	(1,175,600)
Earnings (loss) before income taxes	2,696,000	1,200	2,948,200	(819,200)

Income tax expense (benefit)	723,900	300	787,200	(234,000)
Net earnings (loss)	$1,972,100	$900	$2,161,000	$(585,200)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2023

Total operating expenses not associated with a reporting segment decreased $1.1 million, or 27.5%, to $2.9 million for the three-month period ended November 30, 2023, when compared to $4.0 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.8 million decrease in labor, primarily within our warehouse operations, and a $0.2 million decrease in freight handling expenses, both resulting from a decrease in gross sales, and a $0.2 million decrease in other various expenses.

Interest expense increased $0.1 million, or 16.7%, to $0.7 million for the three months ended November 30, 2023, when compared to $0.6 million for the same quarterly period a year ago due to increased interest rates on the Company’s variable rate borrowings, period over period.

Other income increased $4.0 million, or 1,000.0%, to $4.4 million for the three months ended November 30, 2023, when compared to $0.4 million for the same quarterly period a year ago resulting from the sale of the old HQ building located at 10302 E 55th totaling $4.0 million.

Income taxes increased $0.7 million, or 100.0%, to $0.7 million for the three months ended November 30, 2023, from $0.0 million for the same quarterly period a year ago, primarily resulting from taxes on the gain on the sale of the old building offset by operational losses incurred during the quarter. Our effective tax rate increased to 26.8% for the quarter ended November 30, 2023, from 25.0% for the quarter ended November 30, 2022, due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2023

Total operating expenses not associated with a reporting segment decreased $2.6 million, or 23.0%, to $8.7 million for the nine-month period ended November 30, 2023, when compared to $11.3 million for the same period a year ago. Labor expenses decreased $1.8 million, primarily within our warehouse operations, and freight handling costs decreased $0.5 million for the nine months ended November 30, 2023, both associated with reduced sales, and a $0.3 million decrease in other various expenses.

Interest expense increased $0.7 million, or 46.7%, to $2.2 million for the nine months ended November 30, 2023, when compared to $1.5 million for the same period a year ago, due to increased interest rates on the Company’s variable rate borrowings, period over period.

Other income increased $7.8 million, or 650.0%, to $9.0 million for the nine months ended November 30, 2023, when compared to $1.2 million for the same quarterly period a year ago, primarily resulting from the receipt of the Employee Retention Credit totaling $3.8 million and from the sale of the old HQ building located at 10302 E 55th totaling $4.0 million.

Income taxes increased $1.0 million, or 500.0%, to a tax expense of $0.8 million for the nine months ended November 30, 2023, from a tax benefit of $0.2 million for the same period a year ago, primarily resulting from income associated with the Employee Retention Credit and the sale of the old HQ building, offset by operating losses for the nine months ended November 30, 2023. Our effective tax rate decreased to 26.7% for the nine months ended November 30, 2023, from 28.6% for the nine months ended November 30, 2022, due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Nine Months Ended November 30, 2023

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Gross sales	$22,320,000	$31,925,700	$51,608,200	$77,068,300
Less discounts and allowances	(6,965,600)	(8,664,100)	(16,071,900)	(21,317,300)
Transportation revenue	343,900	2,191,100	2,079,200	5,650,700
Net revenues	15,698,300	25,452,700	37,615,500	61,401,700

Cost of goods sold	5,282,600	8,372,000	12,699,800	19,619,400
Gross margin	10,415,700	17,080,700	24,915,700	41,782,300

Operating expenses
Operating and selling	2,456,800	4,318,700	5,945,100	10,264,900
Sales commissions	5,550,600	8,777,900	13,158,800	20,986,600
General and administrative	797,600	964,300	2,178,200	2,481,700
Total operating expenses	8,805,000	14,060,900	21,282,100	33,733,200

Operating income	$1,610,700	$3,019,800	$3,633,600	$8,049,100

Average number of active brand partners	16,400	27,100	19,200	28,700

PaperPie Operating Results for the Three Months Ended November 30, 2023

PaperPie gross revenues decreased $9.6 million, or 30.1%, to $22.3 million during the three months ended November 30, 2023, when compared to $31.9 million during the same period a year ago. The decline in gross sales was primarily attributed to our reduced levels of active brand partners. The average number of active brand partners in the third quarter of fiscal 2024 was 16,400, a decrease of 10,700, or 39.5%, from 27,100 average active brand partners selling in the third quarter of fiscal 2023. Recruiting and maintaining brand partners was negatively impacted throughout fiscal 2023, continuing through the first three quarters of fiscal year 2024, by several factors including record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the third quarter of fiscal year 2024 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the remainder of fiscal year 2024, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

In the first fiscal quarter last year we executed a new distribution agreement with Usborne which required we rebrand our direct sales division. We completed the rebranding of the division to PaperPie in the fourth quarter of fiscal 2023, and the impact of this rebranding continued to impact us through fiscal 2024, most reflected in our reduced Brand Partner levels. During the summer, we saw our active brand partner levels stabilize. Brand partner levels increased during the fall, which typically occurs during this period as this is our busiest selling season of the year.

Discounts as a percentage of gross sales increased from 27.1% in the third quarter of fiscal 2023 to 31.2% in the third quarter of this year, or approximately $0.9 million. During the quarter, we ran several e-commerce site-wide sales, marketing directly to past customers, and offered other discounts including discounted book bundles to increase sales.

Transportation revenue was also negatively impacted during the fiscal 2024 third quarter from reduced transportation charges on e-commerce orders. During the quarter, the freight charge for outbound e-commerce orders was reduced to $5.00 on orders up to $30 in size and then free on orders above $30. This new freight charge, along with additional days offered with “free freight”, negatively impacted transportation revenues during the quarter by approximately $1.2 million.

Gross margin decreased $6.7 million, or 39.2%, to $10.4 million during the three months ended November 30, 2023, when compared to $17.1 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended November 30, 2023, decreased to 66.3%, compared to 67.1% the same period a year ago. The decrease in gross margin as a percentage of net revenues is primarily attributed to the additional promotional discounts along with reduced freight charges on e-commerce orders.

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

Total operating expenses decreased $5.3 million, or 37.6%, to $8.8 million during the three-month period ended November 30, 2023, when compared to $14.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $1.8 million, or 41.9%, to $2.5 million during the three-month period ended November 30, 2023, when compared to $4.3 million reported in the same quarter a year ago, resulting primarily from fewer sales and shipments leading to a decrease in outbound freight totaling approximately $1.8 million. Sales commissions decreased $3.2 million, or 36.4%, to $5.6 million during the three-month period ended November 30, 2023, when compared to $8.8 million reported in the same quarter a year ago, due primarily to the decrease in net revenues totaling approximately $9.8 million. General and administrative expenses decreased $0.2 million, or 20.0%, to $0.8 million during the three months ended November 30, 2023, when compared to $1.0 million during the same period a year ago, driven primarily by a reduction in credit card transaction fees resulting from the decrease in sales during the quarter ended November 30, 2023.

Operating income of the PaperPie segment decreased $1.4 million, or 46.7% to $1.6 million during the three months ended November 30, 2023, when compared to $3.0 million reported in the same quarter a year ago. Operating income of the PaperPie division as a percentage of net revenues for the three months ended November 30, 2023 was 10.3%, compared to 11.9% for the three months ended November 30, 2022. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional promotional discounts and reduced freight charges offered to spur sales.

PaperPie Operating Results for the Nine Months Ended November 30, 2023

PaperPie gross revenues decreased $25.5 million, or 33.1%, to $51.6 million during the nine-month period ended November 30, 2023, compared to $77.1 million from the same period a year ago. The average number of active brand partners in the nine-month period ended November 30, 2023 was 19,200, a decrease of 9,500, or 33.1%, from 28,700 selling in same period a year ago. Recruiting and maintaining brand partners has been negatively impacted by several factors including record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. During the summer of fiscal 2024, we saw our brand partner levels stabilize. Brand partner levels increased during the fall, which typically occurs during this period as this is our busiest selling season of the year. Additionally, when we have experienced difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Discounts as a percentage of gross sales increased from 27.7% in during the first nine months of fiscal 2023 to 31.1% in the during the first nine months of fiscal 2024, impacting net revenues by approximately $1.8 million. During the first nine months of fiscal 2024, we ran several e-commerce site-wide sales, marketing directly to past customers, and offered other discounts including discounted book bundles to increase sales.

Transportation revenue was also negatively impacted during the first nine months of fiscal 2024 from reduced transportation charges on e-commerce orders. During fiscal 2024, PaperPie has offered additional free shipping days to spur sales and during the third quarter implemented a change to the freight charged for outbound e-commerce orders; which was reduced to $5.00 on orders up to $30 in size and then free on orders above $30. These freight changes, along with additional days offered with “free freight”, negatively impacted transportation revenues during first three fiscal quarters by approximately $1.7 million.

Gross margin decreased $16.9 million, or 40.4%, to $24.9 million during the nine-month period ended November 30, 2023, when compared to $41.8 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 66.2% for the nine-month period ended November 30, 2023, when compared to 68.0% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts and promotions and reduced freight charges offered during fiscal 2024 to spur sales.

Total operating expenses decreased $12.4 million, or 36.8%, to $21.3 million during the nine-month period ended November 30, 2023, from $33.7 million for the same period a year ago. Operating and selling expenses decreased $4.4 million, or 42.7%, to $5.9 million during the nine-month period ended November 30, 2023, when compared to $10.3 million reported in the same period a year ago, primarily due to a decrease in shipping costs, associated with the decrease in volume of orders shipped, totaling approximately $4.3 million. Sales commissions decreased $7.8 million, or 37.1%, to $13.2 million during the nine-month period ended November 30, 2023, when compared to $21.0 million reported in the same period a year ago, primarily due to the decrease in net revenues, along with $0.3 million increase in additional sales bonuses paid in the second quarter of fiscal 2024 to spur sales. General and administrative expenses decreased $0.3 million, or 12.0%, to $2.2 million, from $2.5 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes totaling $0.5 million, which was offset by a $0.2 million increase in operating expenses primarily associated with the addition of SmartLab Toys.

Operating income of the PaperPie segment decreased $4.4 million, or 55.0%, to $3.6 million during the nine months ended November 30, 2023, when compared to $8.0 million reported in the same period last year. Operating income of the PaperPie division as a percentage of net revenues for the nine months ended November 30, 2023 was 9.7%, compared to 13.1% for the nine months ended November 30, 2022. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional promotional discounts and additional commission bonus payments offered to spur sales.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2023

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Gross sales	$2,716,600	$10,125,200	$9,387,800	$24,090,400
Less discounts and allowances	(1,473,900)	(5,311,300)	(4,960,100)	(12,651,400)
Transportation revenue	3,800	2,800	18,600	8,000
Net revenues	1,246,500	4,816,700	4,446,300	11,447,000

Cost of goods sold	519,800	2,669,400	1,937,300	6,213,200
Gross margin	726,700	2,147,300	2,509,000	5,233,800

Total operating expenses	385,500	908,000	1,271,300	2,428,800

Operating income	$341,200	$1,239,300	$1,237,700	$2,805,000

Publishing Operating Results for the Three Months Ended November 30, 2023

Our Publishing division’s net revenues decreased $3.6 million, or 75.0%, to $1.2 million during the three-month period ended November 30, 2023, from $4.8 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods, which impacted net sales by approximately $4.3 million, partially offset by an increase in Kane Miller and Learning Wrap-Ups sales of $0.1 million and new sales of SmartLab Toys totaling approximately $0.6 million. During fiscal 2023, we entered into a new distribution agreement with Usborne. Under the terms in our new distribution agreement, the Company no longer has the right to distribute Usborne’s products to retail customers after the first quarter of fiscal 2024. Net sales attributed to Usborne products sold within the Publishing division accounted for 89.6%, or $4.3 million during the quarter ended November 30, 2022.

Gross margin decreased $1.4 million, or 66.7%, to $0.7 million during the three-month period ended November 30, 2023, from $2.1 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased to 58.3% during the three-month period ended November 30, 2023, from 44.6% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from an increase in sales of Learning Wrap-Ups and SmartLab Toys, which carry a lower cost of goods sold percentage.

Total operating expenses of the Publishing segment decreased $0.5 million, or 55.6%, to $0.4 million, from $0.9 million, during the three-month periods ended November 30, 2023 and 2022, respectively. This change was primarily due to $0.4 million of reduced freight expenses resulting from lower sales.

Operating income of the Publishing division decreased $0.9 million or 75.0% to $0.3 million during the three-month period ended November 30, 2023, from $1.2 million for the three-month period ended November 30, 2022, respectively. The decrease in operating income was primarily associated with the decline in sales of Usborne productions associated with the new distribution agreement, which required the stoppage of Usborne products sold through this division.

Publishing Operating Results for the Nine Months Ended November 30, 2023

Our Publishing division’s net revenues decreased by $7.0 million, or 61.4%, to $4.4 million during the nine-month period ended November 30, 2023, from $11.4 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods, which impacted net sales by approximately $8.5 million, offset by increases in Kane Miller sales of $0.3 million, Learning Wrap-Ups sales of $0.3 million and new sales of SmartLab Toys totaling approximately $0.9 million.

Gross margin decreased $2.7 million, or 51.9%, to $2.5 million during the nine-month period ended November 30, 2023, from $5.2 million reported in the same period a year ago. Gross margin as a percentage of net revenues increased to 56.4%, during the nine-month period ended November 30, 2023, from 45.7% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from increased sales of EDC-owned brands including Kane Miller, SmartLab Toys and Learning Wrap-Ups, which carry a lower cost of goods sold.

Total operating expenses of the Publishing segment decreased $1.1 million, or 45.8%, to $1.3 million during the nine-month period ended November 30, 2023, from $2.4 million reported in the same period a year ago. This change was due to a $0.8 million decrease in freight expenses and a $0.3 million decrease in sales commissions due to decreased overall sales and the restructuring of the Company’s internal sales department.

Operating income of the Publishing segment decreased $1.6 million, or 57.1%, to $1.2 million during the nine-month period ended November 30, 2023 when compared to $2.8 million reported in the same period a year ago, due primarily to the decrease in sales and operating expenses. The decrease in operating income was primarily associated with the decline in revenues associated with the stoppage of Usborne product sales in this division.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of loss, EDC will reduce purchases and sell through inventory to generate cash flows. The Company expects to continue to liquidate its buildings and reduce current excess inventory levels and use the cash proceeds to pay down borrowings with our bank. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures when necessary. As of the end of the third fiscal quarter of 2024, our revolving bank credit facility loan balance was $5.0 million with no available capacity.

Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We have $1.1 million of restricted cash held by our third-party credit card payment processor as of the end of our third fiscal quarter of 2024.

During the first nine months of fiscal year 2024, we experienced cash inflows from operations of $11,618,800. These cash inflows resulted from:

● net earnings of $2,161,000, including the receipt of the employee retention tax credit of $3,808,700 and the gain from the sale of the old HQ building of $3,970,600

Adjusted for:

●gain on sale of assets of ($4,017,100)

●depreciation expense of $1,995,500

●share-based compensation expense, net of $270,700

●deferred income taxes of ($199,500)

●provision for doubtful accounts of $19,800

●provision for inventory allowance of $9,300

Positively impacted by:

● decrease in accounts receivable of $1,041,900

● decrease in inventories, net of $5,867,700

● decrease in prepaid expenses and other assets of $107,300

● increase in accounts payable of $1,271,200

● increase in accrued salaries and commissions, and other liabilities of $637,700

● increase in deferred revenues of $1,491,600

● increase in income taxes payable of $961,700

Cash provided by investing activities was $4,183,000 consisting of proceeds from the sale of assets of $4,858,200 offset by capital expenditures of $638,100 in software upgrades to our proprietary systems that our PaperPie brand partners use to monitor their business and place customer orders and $37,100 of other various purchases.

Cash used in financing activities was $12,249,400, which was comprised of net payments on the line of credit of $5,636,400, payments on term debt of $6,049,100 and cash paid in treasury stock transactions of $563,900.

We continue to expect the cash generated from the sale of our owned real estate along with cash generated from our operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender will provide us with the liquidity we need to support ongoing operations. Cash generated from the building sales and operations will be used to pay down existing debt and excess will be used to purchase inventory in order to expand our product offerings.

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricts the Company from entering into any new purchase orders and uses its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex), with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.83% at November 30, 2023. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

Available credit under the current $5,000,000 revolving line of credit with the Company’s Lender was approximately $1,900 at November 30, 2023.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75% (effective rate was 7.08% at August 31, 2023)
(iv)	Stepdown Revolving Loan with maturity date of January 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.83% at August 31, 2023)
(v)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at November 30, 2023)

Prior to the Third Amendment, executed on August 9, 2023, the Loan Agreement contained provisions that required the Company to maintain a minimum fixed charge ratio. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and was not required to measure the fixed charge ratio as of May 31, 2023. Concurrent with the execution of the Third Amendment to the Loan Agreement, the Loan Agreement was modified to incorporate the changes outlined in the Third Amendment and the fixed charge ratio covenant was removed, as well as the Lender’s right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan due to the fixed charge ratio covenant. Should the Company fail to meet any of the remaining terms outlined in the Revised Credit Agreement or fail to meet the stepdown requirements of the Revolving Loan, the Company shall within 15 days list its real estate property for sale located at 5402 South 122nd Ave., Tulsa, Oklahoma (“Hilti Complex”), with a licensed commercial real estate broker satisfactory to the Lender. Proceeds from the sale of the property would be used to pay off all the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 40 acres, along with approximately 15 acres of adjacent unused land, in July of 2023 with a market value of $41,970,000.

The following table reflects aggregate future scheduled maturities of long-term debt during the next five fiscal years as follows:

Years ending February 28 (29),
2024	$450,000
2025	1,800,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$29,050,900

Subsequent to November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increases the Revolving Loan commitment to $8,000,000 and extends the maturity date to May 31, 2024. The Amendment also requires the Company to list the Hilti Complex for sale, allows the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items.

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

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond May 31, 2024 raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from the sale are expected to generate sufficient cashflow to allow the Company to continue operations without borrowing funds from their bank. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie brand partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, should alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million as of November 30, 2023, and February 28, 2023.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “allowance for doubtful accounts”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for doubtful accounts of $0.1 million and $0.2 million as of November 30, 2023, and February 28, 2023, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends and sales forecasts. These inventory quantities have additional exposure for storage damages and related issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $10.2 million and $5.1 million as of November 30, 2023, and February 28, 2023, respectively. Noncurrent inventory valuation allowances were $0.5 million and $0.4 million as of November 30, 2023, and February 28, 2023, respectively.

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

Brand partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our brand partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 11.6% of our active brand partners have maintained consignment inventory at the end of the third quarter of fiscal year 2024. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with brand partners was $1.4 million and $1.5 million as of November 30, 2023, and February 28, 2023, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $0.9 million as of November 30, 2023, and February 28, 2023, respectively.

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

During the nine months of fiscal year 2024, the Company recognized $0.3 million of compensation expense associated with the shares granted.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

September 1 - 30, 2023	-	$-	-	376,393
October 1 - 31, 2023	-	-	-	376,393
November 1 - 30, 2023	-	-	-	376,393
Total	-	$-	-

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

10.6

Fourth Amendment to Credit Agreement, dated December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957)..

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 11, 2024	By	/s/ Craig M. White
President and Chief Executive Officer (Principal Executive Officer)