Form 10-K
period 2024-02-29
EDUCATIONAL DEVELOPMENT CORP
filed 2024-05-21
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2023 on the NASDAQ Stock Market, LLC was $9,519,000.

As of May 13, 2024 there were 8,575,088 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2024 relating to our Annual Meeting of Shareholders to be held on July 10, 2024 are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved. Known and unknown risks, uncertainties and other factors may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to,

●	our success in recruiting and retaining new Brand Partners (formerly consultants),
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes, and other uncertainties,
●	outstanding impacts from the COVID-19 pandemic, as well as
●	those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict.

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

Our Company vision statement reflects “We believe that education is the catalyst for wonderment, kindness, and connection. Our vision is to empower the world by sparking a child’s natural curiosity and lifelong love of learning through products and experiences that meet at the intersection of education and play.”

Our Company mission statement reflects “We are creating the story of tomorrow through people, products, and purpose.”

(b) Financial Information about Our Segments

We sell children’s books, educational toys and games and other related products (collectively referred to as “products” or “books”) through two business segments, which we refer to as “divisions” or “sales channels”:

●

Direct Sales Division (“PaperPie”) – This division sells our books and products through independent sales representatives (“Brand Partners”) direct to the customer. Our Brand Partners sell our products in various ways, including hosting home parties, through social media collaboration platforms on the internet, hosting book fairs with school and public libraries and through other events. This division had approximately 15,000 active Brand Partners as of February 29, 2024.

●

Publishing Division (“EDC Publishing” or “Publishing”) – This is our trade division which markets through commissioned trade representatives who call on retail book, toy and specialty stores along with other retail outlets. This division also has in-house representatives marketing by telephone and email to other customers and potential customers. This division markets to approximately 4,000 retail outlets. In addition to exhibiting at national trade and regional bookselling shows, our products are featured in agency showrooms in AmericasMart Atlanta, Dallas Market Center, and Minneapolis Mart. In accordance with our new distribution agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The distribution of Usborne’s products to retail customers was discontinued in early fiscal 2024, when Usborne moved to a new retail distribution vendor. .

Percent of Net Revenues by Division

	FY 2024	FY 2023
PaperPie	89%	85%
Publishing	11%	15%
Total net revenues	100%	100%

(c) Narrative Description of Business

Products

EDC’s current catalog contains approximately 2,000 titles, with new additions added throughout the year across all lines of our products. Additionally, a similar number of titles that do not have sufficient sales are identified as “out of print” and these titles are no longer re-printed or included in future catalogs. The Company sells the remaining quantities of these out-of-print titles through their normal sales channels at normal pricing and has not historically participated in the publishing industry’s “remainder” market. Many of our products are interactive in nature, including our touchy-feely board books, activity books and flashcards, adventure and search books, art books, sticker books, foreign language books, learning manipulatives and toys. We also have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites. Our books also include science and math titles, as well as chapter books and novels. Many of our Kane Miller books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States. Certain Kane Miller agreements include North American rights, and these titles are also sold into Canada. Our SmartLab Toys and Learning Wrap-Ups imprints are owned product lines that are sold domestically and internationally, including the sale of foreign distribution rights to specific customers.

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

Our Publishing division faces competition from U.S. and international publishing companies that sell online and through the same retail bookstores, toy stores, and gift and novelty stores that also offer a variety of non-book products.

Employees

As of February 23, 2024, 101 full-time employees worked at our Tulsa, OK, San Diego, CA, and Layton, UT facilities. Of these employees, approximately 50% work in our distribution warehouse in Tulsa, OK.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We designed and assessed our cybersecurity risk based on the Payment Card Industry Data Security Standard (PCI DSS). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:

●	Risk assessments are designed to help identify material cybersecurity risks to our critical systems and information.
●	A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents.
●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.
●	Cybersecurity awareness training of our employees, including our incident response personnel.
●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Company’s Chief Executive Officer and Chief Financial Officer, whom oversee management’s implementation of our cybersecurity risk management program and incident response plans.

Our management team and incident response team have overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants that conduct vulnerability scans on a quarterly basis per PCI DSS standards. While cyber-attacks are common threats to all businesses, the Company did not experience a material cyber security incident in either fiscal year 2024 or 2023.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. PROPERTIES

Our headquarters office and distribution warehouse are located on a 50-acre complex at 5402 South 122nd East Ave, Tulsa, Oklahoma. The Company headquarters includes multiple buildings that combine to approximately 400,000 square feet of office and warehouse space, of which 218,700 is utilized by us and 181,300 is occupied by a third-party tenant. Substantially all customer orders are fulfilled from our 170,000 square foot warehouse, in Tulsa, Oklahoma, using multiple flow-rack systems, referred to as “lines,” to expedite order completion, packaging, and shipment.

During the third quarter of fiscal 2024, the Company listed for sale/leaseback our headquarters office and warehouse property. The listing of the property for sale resulted in a reclassification of the owned property as “Assets held for sale” in the Company’s financial statements.

In addition to this owned property, we also lease additional warehouse space in Tulsa, Oklahoma as needed for overflow inventory, a small office in San Diego, California that is used by our Kane Miller employees, and a warehouse and office space in Layton, Utah. We believe that our operating facilities meet both present and future capacity needs.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”). The number of shareholders of record of EDC's common stock as of May 13, 2024, was 446.

For information regarding our compensation plans see Note 14 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

December 1 - 31, 2023	-	$-	-	376,393
January 1 - 31, 2024	-	-	-	376,393
February 1 - 29, 2024	-	-	-	376,393
Total	-	$-	-

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

Management Summary

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering, and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During fiscal 2023 and fiscal 2024, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date.

We sell our products through two separate divisions, PaperPie and Publishing. These two divisions each have their own customer base. The PaperPie division markets our complete line of products through a network of independent Brand Partners using a combination of home shows, internet party events and book fairs. The Publishing division markets Kane Miller, Learning Wrap-Ups and SmartLab Toys on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two divisions. Other expenses consist primarily of the compensation for our office, warehouse, and sales support staff as well as the cost of operating and maintaining our corporate offices and distribution facility.

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

An important factor in the growth of the PaperPie division is the addition of new Brand Partners and the retention of existing Brand Partners. Active Brand Partners (defined as those with sales during the past six months) are primarily responsible for recruiting new Brand Partners. PaperPie entices new recruits by providing joining incentives to new Brand Partners including discounted products and cash bonus awards based on exceeding certain sales criteria. In addition, our PaperPie division provides our Brand Partners with an extensive operational handbook, valuable training, and an individual website they can customize and use to generate sales. The Company also provides a “back-office” operations platform that allows Brand Partners to track their individual and team business results.

Brand Partners

	FY 2024	FY 2023
New Brand Partners Added During Fiscal Year	10,800	16,500
Active Brand Partners at End of Fiscal Year	15,000	24,600

Our PaperPie division’s multi-level marketing organizational structure presently has eight levels of sales representatives, collectively known as Brand Partners:

●	Brand Partners

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

Upon signing up, sales representatives begin as “Brand Partners”. Brand Partners receive “weekly commissions” from each sale they make; the commission rate they receive on each sale is determined by the “order type” assigned to the sale. In addition, Brand Partners receive a monthly sales bonus once their total sales reach an established monthly goal and other awards (called “Level Perks”) for meeting other individual sales and recruiting goals for the month. Brand Partners who recruit a specified number of other Brand Partners into their downline become “Team Leaders”. These downline recruits are known as their "Central Group". Upon reaching this Team Leader level, Brand Partners become eligible to receive “monthly override payments” which are calculated on sales made by their Central Group and downlines up to two levels below their Central Group. Team Leaders that recruit and promote other Team Leaders, and meet other established criteria, are eligible to become “Advanced Leaders”.

Once Advanced Leaders promote a second level Brand Partner, add additional recruits, and meet other established criteria, they become “Senior Leaders”, “Executive Leaders”, “Senior Executive Leaders”, “Directors” or “Senior Directors”. One-time cash bonus payments are made to Advanced Leaders and higher at each promotion level. Executive Leaders and higher receive an additional monthly override payment based upon the sales of their executive group. Directors and higher receive an additional bonus payment if they promote a Team Leader from their Central Group. The maximum override payment a leader can receive is calculated on the sales of their Central Group and three levels below.

During fiscal year 2024, internet sales continued to be the largest sales channel within our PaperPie division. The use of social media and party plan platforms, such as those available on Facebook, continue to be popular sales tools. These platforms allow Brand Partners to “present” and customers to “attend” online purchasing events from any geographical location.

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

PaperPie net revenues also include sales to schools and libraries through PaperPie Learning, a separate program for eligible Brand Partners which requires certain qualifications and the completion of additional training requirements. The PaperPie Learning program includes book fairs which are held with an organization as the sponsor. The Brand Partner provides promotional materials to introduce our products to parents, who then turn in their orders at a designated time. The book fair program generates discounted products for the sponsoring organization.

PaperPie also generates revenues through various fundraiser programs directed toward schools and community organizations. Reach for the Stars is a pledge-based reading incentive program that provides cash and products to the sponsoring organization and products for the participating children. An additional fundraising program, Cards for a Cause, offers Brand Partners the opportunity to help members of the community by sharing proceeds from the sale of specific items. Organizations sell a variety box of greeting-type cards and donate a portion of the proceeds to help support their related causes.

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

The table below shows the percentage of net revenues from our Publishing division based on market type.

Publishing Division Net Revenues by Market Type

	FY 2024	FY 2023
National chain bookstores	2%	2%
All other	98%	98%
Total net revenues	100%	100%

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

Publishing’s sales representatives actively target the smaller independent book and gift store customers. This market has seen continued growth due to a resurgence in the opening of local bookstores, toy stores, and specialty stores across the U.S., coupled with the efforts of both our in-house and outside sales representatives to increase sales to local and independent businesses. The Company shifted its focus toward independent stores as national chain stores saw a change in buying programs and purchasing slowed with COVID-19. Our annual catalogs are mailed to approximately 4,000 customers and potential customers. See Publishing Operating Results for discussion of our updated distribution agreement with Usborne.

Result of Operations

The following table shows our statements of operations data:

	Twelve Months Ended February 29 (28),
	2024	2023
Net revenues	$51,030,300	$87,829,000
Cost of goods sold	18,045,400	31,759,200
Gross margin	32,984,900	56,069,800

Operating expenses
Operating and selling	8,789,200	15,780,600
Sales commissions	16,105,600	25,676,100
General and administrative	13,991,000	17,195,100
Total operating expenses	38,885,800	58,651,800

Other (income) expense
Interest expense	2,758,900	2,172,300
Other income	(9,394,300)	(1,327,400)
Earnings (loss) before income taxes	734,500	(3,426,900)

Income taxes	188,100	(922,000)
Net earnings (loss)	$546,400	$(2,504,900)

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below.

Non-Segment Operating Results

Total operating expenses not associated with a reporting segment were 11.3 million for the fiscal year ended February 29, 2024, compared to $14.9 million for the same period a year ago. Operating expenses decreased $3.6 million primarily as a result of a reduction in labor expenses of $2.6 million, with our warehouse payroll having the largest reduction, and a $0.7 million decrease in freight-handling costs, both associated with a decrease in gross sales, plus a $0.3 million decrease in depreciation expense due to the sale of the Company’s old headquarters and classification as assets held for sale of our current headquarters and warehouse , $0.2 million decrease in legal costs primarily related to the negotiation of our new Usborne distribution agreement which was executed in fiscal 2023, offset by a $0.2 million increase in personal property taxes due to the Company no longer qualifying for an exemption on long term inventory.

Interest expense increased $0.6 million, to $2.8 million for fiscal year ended February 29, 2024, compared to $2.2 million reported for fiscal year ended February 28, 2023, due primarily to increases in Secured Overnight Financing Rates (“SOFR”) interest rates, partially offset by reduced borrowings in fiscal 2024.

Other income increased $8.1 million, to $9.4 million for fiscal year ended February 29, 2024, compared to $1.3 million reported for fiscal year ended February 28, 2023, due to $3.8 million of other income related to the Employee Retention Credit, $4.0 million gain from the sale of the old headquarters building, $0.1 million gain from the sale of equipment, $0.1 million decrease in startup costs recognized from the acquisition of SmartLab Toys in 2023, and $0.1 million in other various changes.

Income taxes increased $1.1 million, to a tax expense of $0.2 million for fiscal year ended February 29, 2024, from a tax benefit of $0.9 million for the same period a year ago. This increase was primarily related to an increase in taxable income for the current fiscal year compared to the prior fiscal year. The effective tax rate decreased by 1.3%, to 25.6% for fiscal year ending February 29, 2024, as compared to 26.9% for fiscal year ended February 28, 2023, primarily due to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 29 (28):

	Twelve Months Ended February 29 (28),
	2024	2023
Gross sales	$64,252,000	$94,795,700
Less discounts and allowances	(20,981,500)	(27,271,100)
Transportation revenue	2,354,700	7,022,100
Net revenues	45,625,200	74,546,700

Cost of goods sold	15,745,500	24,639,000
Gross margin	29,879,700	49,907,700

Operating expenses
Operating and selling	7,151,300	12,501,100
Sales commissions	15,925,100	25,095,100
General and administrative	2,674,100	3,140,900
Total operating expenses	25,750,500	40,737,100

Operating income	$4,129,200	$9,170,600

Average number of active Brand Partners	18,300	28,000

PaperPie net revenues decreased $28.9 million, or 38.8%, to $45.6 million for fiscal year ended February 29, 2024, when compared with net revenues of $74.5 million reported for fiscal year ended February 28, 2023. The average number of active Brand Partners in fiscal year 2024 was 18,300, a decrease of 9,700, or 34.6%, from 28,000 in fiscal year 2023. The Company reports the average number of active Brand Partners as a key indicator for this division. We also saw new Brand Partner recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. The new agreement created a level of uncertainty with our Brand Partners until we were able to effectively communicate the continuation of our relationship within the Direct Sales division. Further, sales were impacted beginning in the fourth quarter of fiscal 2023 and continuing through the first two quarters of fiscal 2024, associated with the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie. During this period, our Brand Partners were challenged with updating their individual marketing materials, training videos and personal business websites to the new brand. These efforts resulted in less sales and less new recruiting success. In addition, sales during fiscal 2024 continued to be negatively impacted by economic factors that include recent record inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. The reduced sales resulted in increased Brand Partner turnover and lower levels of new Brand Partner recruits. We expect this impact on sales to continue as inflationary pressures persist.

PaperPie gross margin decreased $20.0 million, or 40.1%, to $29.9 million for fiscal year ended February 29, 2024, from $49.9 million reported for fiscal year ended February 28, 2023. Gross margin as a percentage of net revenues decreased 1.4% to 65.5% for fiscal year 2024 when compared to 66.9% for fiscal year 2023. The decrease in gross margin as a percentage of net revenues is primarily attributed to reduced freight revenues resulting from a discounted freight promotion that began in the third quarter of fiscal 2024 that continued through the fiscal fourth quarter impacting gross margins by $1.0 million, offset by increased margins on product mix of $0.4 million.

Total PaperPie operating expenses decreased $14.9 million, or 36.6%, to $25.8 million during the fiscal year ended February 29, 2024, when compared with $40.7 million reported for fiscal year ended February 28, 2023. Operating and selling expenses decreased $5.3 million, to $7.2 million for fiscal year ended February 29, 2024, from $12.5 million reported in the same period a year ago. These decreases were due to a $5.2 million decrease in shipping costs associated with the decrease in volume of orders shipped from lower sales, and a decrease of $0.2 million in accruals for Brand Partner incentive trip expenses, offset by a $0.1 million increase in accruals for Brand Partner meetings and convention expenses. Sales commissions decreased $9.2 million, to $15.9 million during the fiscal year ended February 29, 2024, when compared to $25.1 million reported in the same period a year ago primarily due to the decrease in net revenues. General and administrative expenses decreased $0.4 million, to $2.7 million during the fiscal year ended February 29, 2024, when compared with $3.1 million reported for fiscal year ended February 28, 2023. This decrease was due to $0.6 million of decreased credit card transaction fees associated with decreased sales volumes, a $0.2 million decrease in payroll and various other expenses, offset by $0.4 million increase in amortization and depreciation expenses related to the SmartLab Toys acquisition.

Operating income of our PaperPie division decreased $5.1 million, or 55.4%, to $4.1 million for fiscal year ended February 29, 2024, as compared to $9.2 million reported for fiscal year ended February 28, 2023. Operating income for the PaperPie division as a percentage of net revenues for the year ended February 29, 2024, was 9.1%, compared to 12.3% for the year ended February 28, 2023, a change of 3.2%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues caused by higher discounts and lower transportation revenue, plus the increase in cost of goods sold resulting from higher inbound freight costs, and the increase in accrued expenses for the Company’s Brand Partners related to the annual incentive trip and convention.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 29 (28):

	Twelve Months Ended February 29 (28),
	2024	2023
Gross sales	$11,331,600	$27,896,200
Less discounts and allowances	(5,947,900)	(14,624,400)
Transportation revenue	21,400	10,500
Net revenues	5,405,100	13,282,300

Cost of goods sold	2,299,800	7,120,200
Gross margin	3,105,300	6,162,100

Total operating expenses	1,882,000	2,975,300

Operating income	$1,223,300	$3,186,800

Our Publishing division’s net revenues decreased $7.9 million, or to $5.4 million for fiscal year ended February 29, 2024 from $13.3 million reported for fiscal year ended February 28, 2023. During fiscal year 2023, we entered into a new distribution agreement with Usborne. Under the contracted terms in our new distribution agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The Company discontinued sales to retail customers in the first quarter of fiscal 2024 when Usborne introduced their new distribution vendor. Usborne’s products sold within the Publishing division decreased to 24.2%, or $2.7 million of net sales during the fiscal year ended February 29, 2024 from 83.4%, or $11.1 million, of net sales during the fiscal year ended February 28, 2023.

Gross margin decreased $3.1 million, to $3.1 million for fiscal year ended February 29, 2024, from $6.2 million reported for fiscal year ended February 28, 2023. Gross margin as a percentage of net revenues increased 11.1%, to 57.5% for fiscal year 2024, compared to 46.4% reported the same period a year ago due to a change in customer order mix and the addition of SmartLab Toys.

Operating expenses decreased $1.1 million, to $1.9 million for fiscal year ended February 29, 2024, from $3.0 million reported for fiscal year ended February 28, 2023. The decrease in operating expenses resulted from the decrease in sales commissions of $0.4 million, a decrease in freight expense of $0.9 million, both due to decreased sales, offset by a $0.2 million increase in Learning Wrap Ups compensation expense resulting from earnout payments to sellers that reached their initial sales hurdle outlined in the purchase agreements of Learning Wrap-Ups in December 2021.

Operating income for the segment decreased $2.0 million, or 62.5%, to $1.2 million for fiscal year ended February 29, 2024, from $3.2 million reported during the same period last year. The decrease in operating income resulted primarily from lower sales volumes compared to the previous fiscal year partially offset by the decrease in sales commissions and freight expenses.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through inventory to generate cash flow. During fiscal 2024, the Company generated cash flows from reducing inventory that offset operating losses along with the receipt of $3.8 million in Employee Retention Credit and $4.9 million in proceeds from the sale of our old headquarters building. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses, and to pay down the line of credit and portions of the term debt. Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of fiscal year 2024, our revolving bank credit facility loan balance was $5.5 million with $2.5 million in available capacity.

During fiscal year 2024, we experienced positive cash flows from operations of $8,750,600. These cash flows resulted from:

● net earnings of $546,400

Adjusted for:

● depreciation and amortization expense of $2,487,200

● share-based compensation expense, net of $212,000

● provision for credit losses of $33,300

● provision for inventory valuation allowance of $85,900

Offset by:

● net gain on sale of assets of $4,016,700

● deferred income taxes of $609,700

Positively impacted by:

● decrease in inventories, net of $8,130,000

● decrease in accounts receivable of $936,500

● increase in income taxes payable of $773,400

● decrease in prepaid expenses and other assets of $197,100

● increase in accounts payable of $46,300

Negatively impacted by:

● decrease in accrued salaries, commissions, and other liabilities of $51,900

● decrease in deferred revenues of $19,200

Cash provided by investing activities was $4,037,100 consisting of proceeds from the sale of assets of $4,858,900 offset by capital expenditures of $821,800 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders.

Cash used in financing activities was $12,199,400 which was comprised of net payments on the line of credit of $5,136,400, payments on term debt of $6,499,100 and cash paid in treasury stock transactions of $563,900.

We continue to expect that cash generated from the sale of our owned real estate, along with cash generated from our operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender will provide us with the liquidity we need to support ongoing operations. Cash generated from the building sales and operations will be used to pay down existing debt and any excess may be used to purchase inventory to continue to expand our product offerings.

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list the Hilti Complex with a licensed commercial real estate broker satisfactory to the Lender.

Prior to the Third Amendment, executed on August 9, 2023, the Loan Agreement contained provisions that required the Company to maintain a minimum fixed charge ratio. The Company was in violation of the minimum fixed charge ratio covenant as of February 28, 2023, for which the Company obtained a written waiver of compliance from the Lender and was not required to measure the fixed charge ratio as of May 31, 2023. Concurrent with the execution of the Third Amendment to the Loan Agreement, the Loan Agreement was modified to incorporate the changes outlined in the Third Amendment and the fixed charge ratio covenant was removed, as well as the Lender’s right to accelerate the maturities of the Fixed Rate Term Loan and Floating Rate Term Loan due to the fixed charge ratio covenant. Should the Company fail to meet any of the remaining terms outlined in the Revised Credit Agreement or fail to meet the stepdown requirements of the Revolving Loan, the Company shall within 15 days list the Hilti Complex, with a licensed commercial real estate broker satisfactory to the Lender. Proceeds from the sale of the property would be used to pay off all the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 50 acres, along with approximately 15 acres of adjacent unused land, in July of 2023 with a market value of $41,970,000.

On November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increases the Revolving Loan commitment to $8,000,000 and extends the maturity date to May 31, 2024. The Amendment also requires the Company to list the Hilti Complex for sale, allows the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items.

Available credit under the current $8,000,000 revolving line of credit with the Company’s Lender was approximately $2,501,900 at February 29, 2024.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	Stepdown Revolving Loan with maturity date of May 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.82% at February 29, 2024)
(v)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at February 29, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the next fiscal year as follows:

Years ending February 28 (29),
2025	$1,800,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$28,600,900

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond May 31, 2024, along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from the sale are expected to generate sufficient cashflow to allow the Company to continue operations with limited borrowings. The Company expects these borrowings to be available through local banks or other financing sources. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off-Balance Sheet Arrangements

As of February 29, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season. Historically, we have experienced an increase in inventory during the Summer in anticipation for the Fall increase in sales. In addition, new titles are typically released twice a year, in the Spring and Fall, which increases our inventory in the months preceding these scheduled releases. We do not expect inventory to increase in fiscal year 2025 as we continue to sell down excess inventory.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, allowance for uncollectible accounts receivable, allowance for sales returns, long-lived assets, and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, we consider the following accounting policies to be significantly more dependent on the use of estimates and assumptions.

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

During fiscal years 2024 and 2023, the Company recognized $0.2 million and $0.9 million, respectively, of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 29, 2024 and February 28, 2023.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million and $0.2 million for the fiscal years ended February 29, 2024 and February 28, 2023, respectively.

Inventory

Our inventory contains approximately 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title. Almost all of our product line is saleable as the products are not topical in nature and remain current in content today as well as in the future. Most of our products are printed in China, Europe, Singapore, India, Malaysia, and Dubai typically resulting in a four to eight-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $12.3 million and $5.1 million at February 29, 2024 and February 28, 2023, respectively. Noncurrent inventory valuation allowances were $0.6 million at February 29, 2024 and $0.4 million at February 28, 2023.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 11.6% of our active Brand Partners maintained consignment inventory at the end of fiscal year 2024. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.4 million and $1.5 million at February 29, 2024 and February 28, 2023, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.0 million at February 29, 2024, and $0.9 February 28, 2023.

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

The information required by Item 8 begins at page 28.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 29, 2024. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

Changes in Internal Control over Financial Reporting

During the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) through 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk, that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 29, 2024.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Election of Directors" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

(b) Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Executive Officers of the Registrant" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

(c) Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption "Executive Compensation" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Plans" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption "Independent Registered Public Accountants" in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 10, 2024.

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

10.10	Credit Agreement dated August 9, 2022 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.11

First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.12

Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.13

Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

10.14

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

**32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**97.1	Incorporated Clawback Policy to Form 10-K dated February 29,2024.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Paper Filed

**Filed Herewith

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 21, 2024	By	/s/ Craig M. White
Craig M. White
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2024	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 21, 2024	/s/ Craig M. White
Craig M. White, Director
President and Chief Executive Officer
(Principal Executive Officer)

	May 21, 2024	/s/ Randall W. White
Randall W. White, Director
Chairman of the Board

	May 21, 2024	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal, Director

	May 21, 2024	/s/ Bradley V. Stoots
Bradley V. Stoots, Director

	May 21, 2024	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 29, 2024 and February 28, 2023, the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity and Management's Plans

Certain adverse conditions and events raised substantial doubt over the Company's ability to meet its obligations over the next twelve months. Management has evaluated these conditions and concluded that its plans have alleviated the substantial doubt about the Company's ability to continue for at least the next twelve months.

To assess their ability to meet obligations as they come due, the Company has forecasted future financial results which require significant judgment and estimation. Additionally, there is significant judgment and increased levels of audit effort involved in determining that it is probable that management's plans will be effectively implemented and alleviate substantial doubt about the Company's ability to continue beyond the next twelve months.

Our audit procedures performed to address this critical audit matter included, among others:

●	Reviewing and evaluating management's plans for dealing with the adverse effects of the conditions and events.

●	Evaluating the reasonableness of management's significant assumptions and judgments used in the preparation of the forecast.

●	Comparing the forecast to historical results, recent trends used in other audit areas and actual results subsequent to year end.

●	Evaluating the adequacy of the disclosure included in the notes to the financial statements.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2005.

Tulsa, Oklahoma

May 21, 2024

EDUCATIONAL DEVELOPMENT CORPORATION

BALANCE SHEETS

AS OF FEBRUARY 29 (28),

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$844,500	$689,100
Restricted cash	432,900	-
Accounts receivable, less allowance for credit losses of $129,000 (2024) and $211,700 (2023)	1,936,900	2,906,700
Inventories - net	43,913,200	59,086,500
Prepaid expenses and other assets	630,800	869,300
Assets held for sale	18,281,100	-
Total current assets	66,039,400	63,551,600

INVENTORIES - net	11,677,000	4,719,600
PROPERTY, PLANT AND EQUIPMENT - net	8,939,600	29,656,400
DEFERRED INCOME TAX ASSET	1,406,500	796,800
OPERATING LEASE RIGHT-OF-USE ASSETS	1,614,900	823,600
OTHER ASSETS	427,600	388,800
TOTAL ASSETS	$90,105,000	$99,936,800

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,910,200	$3,863,900
Line of credit	5,498,100	10,634,500
Deferred revenues	583,500	602,700
Operating lease liabilities, current	726,900	347,800
Current maturities of long-term debt	1,800,000	34,894,900
Accrued salaries and commissions	384,400	828,200
Income taxes payable	773,400	-
Other current liabilities	3,338,100	2,946,200
Total current liabilities	17,014,600	54,118,200

LONG-TERM DEBT - net	26,640,700	-
OPERATING LEASE LIABILITIES, non-current	888,000	475,800
OTHER LONG-TERM LIABILITIES	111,000	111,000
Total liabilities	44,654,300	54,705,000

COMMITMENTS AND CONTINGENCIES – See Note 13

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,575,088 (2024) and 8,713,289 (2023) shares	2,540,400	2,540,400
Capital in excess of par value	13,405,400	13,193,400
Retained earnings	42,566,600	42,020,200
Accumulated other comprehensive income	24,400	-
	58,536,800	57,754,000
Less treasury stock, at cost	(13,086,100)	(12,522,200)
Total shareholders' equity	45,450,700	45,231,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,105,000	$99,936,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29 (28),

	2024	2023
GROSS SALES	$75,583,600	$122,691,900
Less discounts and allowances	(26,929,400)	(41,895,500)
Transportation revenue	2,376,100	7,032,600
NET REVENUES	51,030,300	87,829,000
COST OF GOODS SOLD	18,045,400	31,759,200
Gross margin	32,984,900	56,069,800

OPERATING EXPENSES:
Operating and selling	8,789,200	15,780,600
Sales commissions	16,105,600	25,676,100
General and administrative	13,991,000	17,195,100
Total operating expenses	38,885,800	58,651,800

INTEREST EXPENSE	2,758,900	2,172,300
OTHER INCOME	(9,394,300)	(1,327,400)

EARNINGS (LOSS) BEFORE INCOME TAXES	734,500	(3,426,900)

INCOME TAX EXPENSE (BENEFIT)	188,100	(922,000)
NET EARNINGS (LOSS)	$546,400	$(2,504,900)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	$0.07	$(0.31)
Diluted	$0.07	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,269,971	8,157,704
Diluted	8,285,230	8,157,704
Dividends per share	$-	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED FEBRUARY 29 (28),

	February 29 (28),
	2024	2023
Net earnings (loss)	$546,400	$(2,504,900)
Other comprehensive income:
Unrealized gain on interest rate exchange agreement	24,400	-
Comprehensive income (loss)	$570,800	$(2,504,900)

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 29 (28),

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2022	12,702,080	$2,540,400	$12,246,600	$44,525,100	$-	3,994,833	$(12,546,600)	$46,765,500
Sales of treasury stock	-	-	39,000	-	-	(7,771)	24,400	63,400
Forfeiture of restricted shares	-	-	-	-	-	29,729	-	-
Issuance of restricted share awards for vesting	-	-	-	-	-	(28,000)	-	-
Share-based compensation expense – net	-	-	907,800	-	-	-	-	907,800
Net loss	-	-	-	(2,504,900)	-	-	-	(2,504,900)
BALANCE - February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	$-	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	-	138,201	(563,900)	(563,900)
Forfeiture of restricted shares	-	-	-	-	-	35,285	-	-
Issuance of restricted share awards for vesting	-	-	-	-	-	(35,285)	-	-
Change in fair value of interest rate exchange agreement	-	-	-	-	24,400	-	-	24,400
Share-based compensation expense – net	-	-	212,000	-	-	-	-	212,000
Net earnings	-	-	-	546,400	-	-	-	546,400
BALANCE - February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29 (28),

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$546,400	$(2,504,900)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,487,200	2,478,700
Deferred income taxes	(609,700)	(678,100)
Provision for credit losses	33,300	-
Provision for inventory valuation allowance	85,900	715,900
Share-based compensation expense - net	212,000	907,800
Net gain on sale of assets	(4,016,700)	-
Changes in assets and liabilities:
Accounts receivable	936,500	732,100
Inventories - net	8,130,000	9,086,900
Prepaid expenses and other assets	197,100	(233,200)
Accounts payable	46,300	(8,547,900)
Accrued salaries and commissions, and other liabilities	(51,900)	(1,578,000)
Deferred revenues	(19,200)	(78,900)
Income taxes payable/receivable	773,400	(241,900)
Total adjustments	8,204,200	2,563,400
Net cash provided by operating activities	8,750,600	58,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(821,800)	(1,578,800)
Proceeds from sale of assets	4,858,900	-
Purchases of other assets	-	(177,000)
Net cash provided by (used in) investing activities	4,037,100	(1,755,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(6,499,100)	(25,900,100)
Payments on debt issuance costs	-	(178,400)
Proceeds from term debt	-	36,000,000
Sales of treasury stock	-	63,400
Cash paid to acquire treasury stock	(563,900)	-
Net payments under line of credit	(5,136,400)	(7,089,000)
Dividends paid	-	(870,700)
Net cash provided by (used in) financing activities	(12,199,400)	2,025,200
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	588,300	327,900
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	689,100	361,200
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,277,400	$689,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$2,805,800	$1,986,000
Cash paid for income taxes (net of refunds)	$24,400	$(3,900)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Fair value of the interest rate exchange agreement	$24,400	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

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

Reclassifications—Certain reclassifications have been made to the fiscal 2023 balance sheet to conform with the current year financial statement presentation. These reclassifications had no effect on net earnings.

Liquidity— In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as completing the planned sale of owned real estate, changes in our Brand Partners, sales growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond May 31, 2024, along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. Management has plans to sell the Hilti Complex and pay off the Term Loans and Revolving Loan. The proceeds from the sale are expected to generate sufficient cashflow to allow the Company to continue operations with limited borrowings. The Company expects these borrowings to be available through local banks or other financing sources. In addition, management’s plans include reducing inventory, which will generate free cashflows, and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans are probable of being achieved to alleviate the substantial doubt about our ability to continue as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Sales Concentration—Significant portions of our sales are generated in our Direct Sales division, PaperPie. Of these sales, a substantial portion are facilitated through the use of social media collaboration platforms that allow our Brand Partners (formerly, consultants) to interact in real-time, or near real-time, with customers. Brand Partners use these platforms to invite potential customers to “online parties,” provide product recommendations, answer questions, and provide links to other supporting online materials. When a customer is ready to purchase products from the online party, they are redirected from the social media platform to the Brand Partner’s company hosted e-commerce site where the order can be placed.

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000. We have never experienced any losses related to these balances. The majority of payments due from banks for third party credit card transactions process within five to twenty business days. These amounts due are classified as restricted cash. Cash and cash equivalents include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date. Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivables are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

Management periodically reviews accounts receivable balances and based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, estimates the portion of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Recoveries of accounts receivable previously written off are recorded as income when received.

Inventories—Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average costing method. We present a portion of our inventory as a noncurrent asset. Occasionally we purchase products inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier or changes in sales levels. We estimate noncurrent inventory using an anticipated turnover ratio by title, based primarily on historical trends. These excess quantities of 2½ years of anticipated sales are classified as noncurrent inventory.

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers and the individual shipment terms for the order. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. Consignment inventory is stated at the lower of cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment, excluding the estimated reserve, with Brand Partners was $1,388,700 and $1,531,600 at February 29, 2024 and February 28, 2023, respectively. The Company has reserved for consignment inventory not expected to be sold or returned of $379,600 and $488,500 as of February 29, 2024, and February 28, 2023, respectively.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life, as follows:

Building	30 years
Building improvements	5 – 15 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	3 years
Capitalized software	4 – 10 years
Molds and tooling	3 – 5 years

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

Assets Held for Sale— The Company classifies long-lived assets, or disposal groups to be sold, as held for sale in the period in which all of the following criteria are met per ASC 360: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation of the asset and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our balance sheet. Refer to Note 3.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of the carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2024 or 2023.

Leases—We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842 - Leases. In accordance with ASC 842, we have made an accounting policy election to not apply the standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We will continue to account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset. We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components are not material and do not result in significant timing differences in the recognition of rental expenses or income.

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

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our products are sold to end consumers through our PaperPie division and retail outlets through our Publishing division. Refer to Note 17 – Business Segments for revenue by segment. Revenues of both divisions are recognized when the product is shipped, FOB-Shipping Point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for as a pass-through liability, and therefore are excluded from net sales.

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

Certain PaperPie sales contracts associated with the hostess award programs include sales incentives, such as discounted products. These incentives provide a separate performance obligation in the contract and material rights to the customer. The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right. As the products included as sales incentives are shipped with the associated products ordered, there is no deferral required. Revenues allocated to the material right are recognized in gross sales, discounts and allowances and cost of goods sold in our statements of operations.

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing’s sales may be collected at the time the product is shipped or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and cost of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit and most damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 for both February 29, 2024 and February 28, 2023, which is included in other current liabilities on the Company’s balance sheets. In addition, management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheets for both February 29, 2024 and February 28, 2023.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in general and administrative expenses in the statements of operations, were $373,400 and $428,600 for the years ended February 29, 2024 and February 28, 2023, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $6,744,400 and $13,588,400 for the years ended February 29, 2024 and February 28, 2023, respectively.

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

Interest Rate Exchange Agreement—The interest rate exchange agreement (“swap agreement”) is recognized on the balance sheet at its fair value. On the date the swap agreement is entered into, the Company designates the swap agreement as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge) if the applicable criteria are met. Changes in the fair value of the swap agreement are recorded in other comprehensive income until earnings are affected by the variability of cash flows.

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

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the swap agreement will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the swap agreement will be carried at its fair value on the balance sheet with subsequent changes in its fair value recognized in the current period’s earnings.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 29 (28),
	2024	2023
Earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$546,400	$(2,504,900)
Shares:
Weighted average shares outstanding-basic	8,269,971	8,157,704
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	15,259	-
Weighted average shares outstanding-diluted	8,285,230	8,157,704

Diluted earnings (loss) per share:
Basic	$0.07	$(0.31)
Diluted	$0.07	$(0.31)

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	Year Ended February 29 (28),
	2024	2023
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	222,395

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

2. CASH

The below table reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	February 29, 2024	February 28, 2023
Cash and cash equivalents	$844,500	$689,100
Restricted cash	432,900	-
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,277,400	$689,100

The Company has historically contracted with Braintree Payment Services and PayPal, Inc. (together “PayPal”) and most recently Nexio, third-party merchant service processors, to capture PayPal, Visa, Discover and Mastercard payments from customers. Approximately 90% of all payments received by the Company have been channeled through these processors. During the second quarter of fiscal 2024, PayPal, under the terms of our agreements, began to hold cash payments received from customers in reserve to offset any potential chargebacks. During the third quarter of fiscal 2024, the Company switched most merchant services for Visa, Discover and Mastercard from Braintree to Nexio, which required a shorter hold period. This switch allowed a portion of the reserves to be released prior to November 30, 2023. The Company has classified the remaining cash held in reserves by PayPal and Nexio as restricted cash.

3. ASSETS HELD FOR SALE

During fiscal 2024, the Company executed the Third Amendment to the existing Credit Agreement with BOKF, NA. This amendment required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma 74146 for sale by August 18, 2023. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of its second quarter of fiscal 2024. During the third quarter of fiscal 2024, the Company entered into a sale agreement and closed on the sale of this property for $5,100,000. The gain from the sale of the property, of approximately $4,016,700, is reflected in other income in the statements of operations. Subsequent to the closing of the sale, the Company executed a lease agreement on the property with the third-party buyer for 36 months. See Note 11 for further details.

Also, during fiscal 2024, the Company listed its real estate property located at 5402 S. 122nd E. Ave, Tulsa, Oklahoma 74146 for sale. This property, consisting of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land, was appraised in July, 2023 with a market value of $41,970,000. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. As of February 29, 2024, the total carrying value of assets held for sale was $18,281,100 and is separately recorded on the balance sheets.

4. INVENTORIES

Inventories consist of the following:

	February 29 (28),
	2024	2023
Current:
Product inventory	$44,303,000	$59,577,400
Inventory valuation allowance	(389,800)	(490,900)
Inventories net - current	$43,913,200	$59,086,500

Noncurrent:
Product inventory	$12,269,200	$5,135,200
Inventory valuation allowance	(592,200)	(415,600)
Inventories net - noncurrent	$11,677,000	$4,719,600

Inventory in transit totaled $264,000 and $850,100 at February 29, 2024 and February 28, 2023, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

5. BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 28, 2024, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which allows Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate in fiscal 2023 or fiscal 2024 due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024. Gross sales attributed to Usborne’s products sold within the Publishing division accounted for 24.2%, or $2,740,000, during the fiscal year ended February 29, 2024, and 83.1%, or $23,220,600, during the fiscal year ended February 28, 2023.

Purchases received from Usborne were approximately $2,052,300 and $11,448,500 for the years ended February 29, 2024 and February 28, 2023, respectively. Total inventory purchases for those same periods were approximately $9,241,100 and $20,377,600, respectively. Included in our balance sheets, outstanding accounts payable due to Usborne as of February 29, 2024 and February 28, 2023 were $1,006,000 and $117,600, respectively. Total Usborne inventory owned by the Company and included in our balance sheets were $29,010,200 and $35,363,500 as of February 29, 2024 and February 28, 2023, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 29 (28),
	2024	2023
Land	$-	$4,107,200
Building	-	20,424,900
Building improvements	-	2,274,200
Machinery and equipment	14,156,400	14,234,900
Furniture and fixtures	124,000	121,700
Capitalized software	2,964,200	1,236,300
Molds and tooling	733,200	704,000
Capitalized software - in progress	313,500	1,265,000
Total property, plant and equipment	18,291,300	44,368,200
Less accumulated depreciation	(9,351,700)	(14,711,800)
Property, plant and equipment-net	$8,939,600	$29,656,400

During fiscal year 2023, the Company purchased the SmartLab Toys product line. During the fourth quarter of fiscal 2024, the Company implemented its new proprietary e-commerce platform resulting in the reclassification of the development costs in progress to capitalized software.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 29 (28),
	2024	2023
Accrued royalties	$324,700	$504,400
Accrued PaperPie incentives	1,393,000	1,189,900
Accrued freight	90,800	120,300
Sales tax payable	265,500	394,800
Allowance for expected inventory returns	201,500	201,500
Other	1,062,600	535,300
Total other current liabilities	$3,338,100	$2,946,200

8. OTHER INCOME

A summary of other income is show below:

	February 29 (28),
	2024	2023
Federal tax credits realized	$3,808,700	$-
Gain from sale of assets	4,016,700	-
Rental income	1,544,000	1,565,000
Other income (loss)	24,900	(237,600)
Total other income	$9,394,300	$1,327,400

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 29 (28),
	2024	2023
Deferred tax assets:
Allowance for credit losses	$34,800	$57,200
Inventory overhead capitalization	112,800	170,100
Inventory valuation allowance	102,500	132,500
Inventory valuation allowance – noncurrent	159,900	112,200
Allowance for sales returns	27,200	27,200
Research and development capitalization	418,900	291,600
Net operating loss carryforward (1)	572,600	830,900
Disallowed interest	1,236,600
Accruals	343,800	1,069,100
Total deferred tax assets	3,009,100	2,690,800

Deferred tax liabilities:
Property, plant, and equipment	(1,602,600)	(1,894,000)
Total deferred tax liabilities	(1,602,600)	(1,894,000)

Net deferred income tax assets	$1,406,500	$796,800

(1) The Company’s net operating loss (“NOL”) carryforward was generated from losses incurred in fiscal 2023. The Company’s NOL can be carried forward indefinitely, but are limited to a 80% maximum offset of taxable income. Authoritative guidance requires a valuation allowance to be established when determining whether deferred tax assets are more likely-than-not to be realized. Based on the Company’s evaluation, we determined the net deferred tax assets meet the requirements to be realized, and as such, no valuation allowance has been established.

The components of income tax expense (benefit) are as follows:

	February 29 (28),
	2024	2023
Current:
Federal (1)	$-	$-
State (1)	-	-
	-	-
Deferred:
Federal	154,200	(719,700)
State	33,900	(202,300)
	188,100	(922,000)
Total income tax expense (benefit)	$188,100	$(922,000)

(1) The Company incurred losses in fiscal 2023, resulting in a net operating loss carryforward and reclassification from current to deferred.

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	February 29 (28),
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	3.7%	5.7%
Other	0.9%	0.2%
Total income tax expense	25.6%	26.9%

We file our tax returns in the U.S. and certain state jurisdictions in which we have nexus. We are no longer subject to income tax examinations by tax authorities for the fiscal years before 2020.

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

10. EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock which the Plan Administrator acquires directly from NASDAQ. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments. The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements. The Company’s matching contributions are discretionary and approved annually at a meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $151,700 and $160,800 during the years ended February 29, 2024 and February 28, 2023, respectively.

11. LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include four rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, and two leases for warehouse space locally in Tulsa, OK, all of which qualify as an operating lease. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualifies as an operating lease under ASC 842.

Operating Leases – Lessee

We recognize a lease liability, reported in other liabilities on the balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. Expected payments in the next twelve months are classified as current lease liabilities. Payments in excess of twelve months are classified as long-term lease liabilities. We also recognize a right-of-use asset, reported in other assets on the balance sheets, for each lease, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use assets are reduced over the term of the lease as payments are made and the assets are used.

	February 29 (28),
	2024	2023
Operating lease assets:
Right-of-use assets	$1,614,900	$823,600

Operating lease liabilities:
Current lease liabilities	$726,900	$347,800
Long-term lease liabilities	$888,000	$475,800

Weighted-average remaining lease term (months)	25.8	36.3
Weighted-average discount rate	4.34%	4.01%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expensed in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	February 29 (28),
	2024	2023
Fixed lease costs	$563,900	$154,400

Future minimum rental payments under operating leases with initial terms greater than one year as of February 29, 2024, are as follows:

Years ending February 29 (28),
2025	$735,800
2026	600,200
2027	397,300
Total future minimum rental payments	1,733,300
Less: imputed interest	(118,400)
Total operating lease liabilities	$1,614,900

The following table provides further information about our operating leases reported in our financial statements:

	February 29 (28),
	2024	2023

Operating cash flows – operating leases	$563,900	$154,400

Operating Leases – Lessor

In connection with the 2015 purchase of our 400,000 square-foot facility on 50 acres (the “Hilti Complex”), we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $123,900 per month, through the lease anniversary date of December 2024 with a 2.0% annual increase adjustment on each anniversary date thereafter. The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term. Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of operations. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances, on which the variable lease payments are based, occur.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 29 (28),
2025	$1,547,100
2026	1,524,300
2027	1,554,800
2028	1,585,900
2029	1,617,600
Thereafter	3,332,900
Total	$11,162,600

The cost of the leased space was approximately $10,159,500 as of February 29, 2024, and $10,637,900 as of February 28, 2023, respectively. The accumulated depreciation associated with the leased assets was $2,776,400 and $2,853,200 as of February 29, 2024, and February 28, 2023, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale. The leased space was included in this reclassification.

12. DEBT

Debt consists of the following:

	February 29 (28),
	2024	2023
Line of credit	$5,498,100	$10,634,500

Floating rate term loan	$17,300,000	$20,475,000
Fixed rate term loan	11,300,900	14,625,000
Total term debt	28,600,900	35,100,000

Less current portion	(1,800,000)	(34,894,900)
Less debt issue cost	(160,200)	(205,100)
Long-term debt, net	$26,640,700	$-

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and uses its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list the Hilti Complex with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.82% at February 29, 2024. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

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

On November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increased the Revolving Loan commitment to $8,000,000 and extended the maturity date to May 31, 2024. The Amendment also required the Company to list the Hilti Complex for sale, allowed the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items. Proceeds from the sale of the property are to be used to pay down the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 50 acres, along with approximately 15 acres of adjacent unused land, in July of 2023 with a market value of $41,970,000.

Available credit under the current $8,000,000 revolving line of credit with the Company’s Lender was approximately $2,501,900 at February 29, 2024.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	$8 Million Revolving Loan with maturity date of May 31, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.82% at February 29, 2024)
(v)	Revolving Loan allows for Letters of Credit up to $7,500,000 upon bank approval (none were outstanding at February 29, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the next fiscal year as follows:

Years ending February 28 (29),
2025	$1,800,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$28,600,900

13. COMMITMENTS AND CONTINGENCIES

As of February 29, 2024, the Company had outstanding purchase commitments for inventory totaling $1,424,800 with Kane Miller and SmartLab Toys suppliers, which will be received and payments due during fiscal year 2025.

14. SHARE-BASED COMPENSATION

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during fiscal 2023 with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During fiscal year 2024, 35,285 restricted shares were forfeited and regranted to participants with an average grant-date fair value of $1.84. The remaining compensation expense of these awards, totaling approximately $403,600 as of February 29, 2024, will be recognized ratably over the remaining vesting period of 12 months.

As of February 29, 2024, no shares were granted under the 2022 LTI Plan.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 29 (28),
	2024	2023
Share-based compensation expense - net of forfeitures	$212,000	$907,800

The following table summarizes stock award activity during fiscal year 2024 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)
Outstanding at February 28, 2023	297,000	$6.04
Granted	35,285	1.84
Vested	-	-
Forfeited	(35,285)	6.20
Outstanding at February 29, 2024	297,000	$5.53

15. STOCK REPURCHASE PLAN

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

During fiscal year 2024, there was a repurchase of treasury stock for 138,201 shares for an average purchase price of $4.08 per share, which amounted to $563,900. After the repurchase, the maximum number of shares that may be repurchased in the future is 376,393.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 29, 2024 and February 28, 2023:

	Net Revenues	Gross Margin	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2024
First quarter	$14,524,000	$9,373,600	$(872,800)	$(0.11)	$(0.11)
Second quarter	10,593,100	6,908,800	1,061,700	0.13	0.13
Third quarter	16,944,800	11,142,400	1,972,100	0.24	0.24
Fourth quarter	8,968,400	5,560,100	(1,614,600)	(0.19)	(0.19)
Total year	$51,030,300	$32,984,900	$546,400	$0.07	$0.07

2023
First quarter	$23,160,900	$15,309,400	$215,800	$0.03	$0.03
Second quarter	19,418,300	12,478,600	(801,900)	(0.10)	(0.10)
Third quarter	30,269,400	19,228,000	900	0.00	0.00
Fourth quarter	14,980,400	9,053,800	(1,919,700)	(0.24)	(0.24)
Total year	$87,829,000	$56,069,800	$(2,504,900)	$(0.31)	$(0.31)

17. BUSINESS SEGMENTS

We have two reportable segments: PaperPie and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our PaperPie segment markets its products through a network of independent Brand Partners using a combination of internet sales, direct sales, home shows and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores, museums, trade and specialty wholesalers, through commissioned sales representatives and our internal tele-sales group. See Note 5 for the impact of our updated Usborne distribution agreement on the Publishing segment.

The accounting policies for the segments are the same as those for the rest of the Company. We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net revenues reduced by cost of sales and direct expenses. Corporate expenses, depreciation, interest expense and income taxes are not allocated to the segments but are listed in the “Other” row below. Corporate expenses include the executive department, accounting department, information services department, general office management, warehouse operations and building facilities management. Our assets and liabilities are not allocated on a segment basis.

Information by industry segment for the years ended February 29, 2024 and February 28, 2023 is set forth below:

NET REVENUES

	2024	2023
Publishing	$5,405,100	$13,282,300
PaperPie	45,625,200	74,546,700
Total	$51,030,300	$87,829,000

EARNINGS (LOSS) BEFORE INCOME TAXES

	2024	2023
Publishing	$1,223,300	$3,186,800
PaperPie	4,129,200	9,170,600
Other	(4,618,000)	(15,784,300)
Total	$734,500	$(3,426,900)

18. INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan were $17,300,000 on February 29, 2024. The interest-rate swap contains no credit-risk–related contingent features and is cross-collateralized by all assets of the Company.

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

The fair value of the interest rate swap is included in the following caption on the balance sheets as follows:

	February 29, 2024	February 28, 2023
Prepaid expenses and other assets	$24,400	$-

19. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-

The estimated fair value of our assets held for sale was $40,019,200 as of February 29, 2024. The Company did not have any assets held for sale as of February 28, 2023. Management's estimates are based on the appraised market value and listing price of the Hilti Complex and land, less the estimated costs to sell.

-

The estimated fair value of our term notes payable is estimated by management to approximate $28,152,800 and $34,253,500 as of February 29, 2024, and February 28, 2023, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

-

The fair value of the Company’s interest rate swap of $24,400 is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

20. DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to our fiscal year end that were not shipped as of February 29, 2024 and February 28, 2023 are recorded as deferred revenues on the balance sheets. We received approximately $583,500 and $602,700 as of February 29, 2024 and February 28, 2023, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the fiscal year end.

21. SUBSEQUENT EVENTS

The Company pays personal property taxes to Tulsa County (“County”) for equipment as well as inventory on hand at December 31st that is expected to be sold within the state of Oklahoma. In March 2024, the Company filed their 2024 Personal Property Tax Rendition that continued to exclude inventory that is sold outside of Oklahoma as well as inventory that is not sold within the exemption period allowed by the County. The Company’s estimated personal property taxes for fiscal 2024 were approximately $270,000. On April 24, 2024 the Company received a notice of disapproval of its rendition and a tax assessment against all of its owned inventory on hand at December 31,2023, thereby increasing the expected personal property tax to approximately $729,000. The Company plans to appeal the assessment and is requesting a reduction of the property tax assessment on inventory sold outside of Oklahoma. Once the appeal is submitted, the County assessor will issue a written decision within seven (7) calendar days of the hearing. If the decision is still denied, then the Company will appeal to the Tulsa County Board of Equalization (“Board”) within fifteen (15) calendar days of the date the decision is mailed. Should the Board rule in favor of the County, the Company will then file a lawsuit with the Court of Tax Review. Should the Court of Tax Review rule against the Board’s decision, the Company expects to further escalate the appeal to the Oklahoma Supreme Court. The Company is continuing to accrue personal property taxes in calendar 2024 based on the original rendition.