Form 10-Q
period 2024-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2024-07-15
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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
Yes ☐ No ☒

As of July 7, 2024, there were 8,581,601 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners (formerly consultants),
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	cybersecurity threats and incidents;
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes and other uncertainties,
●	outstanding impacts from the COVID-19 pandemic, as well as
●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 29, 2024 and in this Quarterly Report on Form 10Q, all of which are difficult to predict.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 29,
ASSETS	2024	2024
CURRENT ASSETS:
Cash and cash equivalents	$1,141,200	$844,500
Restricted cash	888,200	432,900
Accounts receivable, less allowance for credit losses of $135,900 (May 31) and $129,000 (February 29)	2,314,500	1,936,900
Inventories - net	38,977,200	43,913,200
Prepaid expenses and other assets	651,500	630,800
Assets held for sale	18,281,100	18,281,100
Total current assets	62,253,700	66,039,400

INVENTORIES - net	13,751,600	11,677,000
PROPERTY, PLANT AND EQUIPMENT - net	8,575,500	8,939,600
DEFERRED INCOME TAX ASSET	1,545,300	1,406,500
OPERATING LEASE RIGHT-OF-USE ASSETS	1,447,900	1,614,900
OTHER ASSETS	436,800	427,600
TOTAL ASSETS	$88,010,800	$90,105,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,693,000	$3,910,200
Line of credit	5,598,100	5,498,100
Deferred revenues	450,800	583,500
Operating lease liabilities, current	688,100	726,900
Current maturities of long-term debt	1,800,000	1,800,000
Accrued salaries and commissions	804,400	384,400
Income taxes payable	1,109,000	773,400
Other current liabilities	2,490,700	3,338,100
Total current liabilities	16,634,100	17,014,600

LONG-TERM DEBT - net	26,201,900	26,640,700
OPERATING LEASE LIABILITIES, non-current	759,800	888,000
OTHER LONG-TERM LIABILITIES	111,000	111,000
Total liabilities	43,706,800	44,654,300

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,579,088 (May 31) and 8,575,088 (February 29) shares	2,540,400	2,540,400
Capital in excess of par value	13,502,100	13,405,400
Retained earnings	41,287,600	42,566,600
Accumulated other comprehensive income	47,300	24,400
	57,377,400	58,536,800
Less treasury stock, at cost	(13,073,400)	(13,086,100)
Total shareholders' equity	44,304,000	45,450,700
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,010,800	$90,105,000

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,
	2024	2023
GROSS SALES	$15,792,800	$20,586,600
Less discounts and allowances	(6,201,900)	(7,071,300)
Transportation revenue	402,500	1,008,700
NET REVENUES	9,993,400	14,524,000
COST OF GOODS SOLD	3,533,900	5,150,400
Gross margin	6,459,500	9,373,600

OPERATING EXPENSES
Operating and selling	1,880,100	2,397,900
Sales commissions	3,058,900	4,199,800
General and administrative	3,199,500	3,634,500
Total operating expenses	8,138,500	10,232,200

INTEREST EXPENSE	576,700	733,400
OTHER INCOME	(508,700)	(391,400)

LOSS BEFORE INCOME TAXES	(1,747,000)	(1,200,600)

INCOME TAX BENEFIT	(468,000)	(327,800)
NET LOSS	$(1,279,000)	$(872,800)

BASIC AND DILUTED LOSS PER SHARE
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,266,771	8,278,049
Diluted	8,266,771	8,278,049
Dividends per share	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended May 31,
	2024	2023
Net loss	$(1,279,000)	$(872,800)
Other comprehensive income:
Unrealized gain on interest rate exchange agreement	22,900	-
Comprehensive loss	$(1,256,100)	$(872,800)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2024

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Sale of treasury stock	-	-	(4,100)	-	-	(4,000)	12,700	8,600
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	22,900	-	-	22,900
Net loss	-	-	-	(1,279,000)	-	-	-	(1,279,000)
BALANCE - May 31, 2024	12,702,080	$2,540,400	$13,502,100	$41,287,600	$47,300	4,122,992	$(13,073,400)	$44,304,000

FOR THE THREE MONTHS ENDED MAY 31, 2023

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	138,201	(563,900)	(563,900)
Share-based compensation expense - net	-	-	96,200	-	-	-	96,200
Net loss	-	-	-	(872,800)	-	-	(872,800)
BALANCE - May 31, 2023	12,702,080	$2,540,400	$13,289,600	$41,147,400	4,126,992	$(13,086,100)	$43,891,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,279,000)	$(872,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	486,600	683,600
Deferred income taxes	(138,800)	(329,700)
Provision for credit losses	29,600	-
Provision for inventory valuation allowance	40,700	51,200
Share-based compensation expense - net	100,800	96,200
Net loss on sale of assets	3,700	-
Changes in assets and liabilities:
Accounts receivable	(407,200)	217,800
Inventories - net	2,820,700	1,430,400
Prepaid expenses and other assets	(13,800)	128,000
Accounts payable	(217,200)	767,100
Accrued salaries and commissions and other liabilities	(427,400)	(1,362,500)
Deferred revenues	(132,700)	367,800
Income taxes payable/receivable	335,600	-
Total adjustments	2,480,600	2,049,900
Net cash provided by operating activities	1,201,600	1,177,100
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(112,200)	(300,900)
Proceeds from sale of assets	4,000	-
Net cash used in investing activities	(108,200)	(300,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(450,000)	(450,000)
Cash paid to acquire treasury stock	-	(563,900)
Sales of treasury stock	8,600	-
Net borrowings under line of credit	100,000	324,700
Net cash used in financing activities	(341,400)	(689,200)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	752,000	187,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	1,277,400	689,100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$2,029,400	$876,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$582,500	$722,200
Cash paid for income taxes (net of refunds)	$18,400	$8,400

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 29, 2024 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 29, 2024 included in our Form 10-K.

Liquidity

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

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond October 4, 2024, along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate. On June 6, 2024 the Company executed an agreement to sell the Hilti Complex for $35,500,000, the closing of which remains subject to the satisfaction of various closing conditions. Upon closing, the proceeds from the sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Note 2 – CASH

The below table reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	May 31, 2024	May 31, 2023
Cash and cash equivalents	$1,141,200	$876,100
Restricted cash	888,200	-
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$2,029,400	$876,100

The Company has historically contracted with Braintree Payment Services and PayPal, Inc. (together “PayPal”) and most recently Nexio, third-party merchant service processors, to capture PayPal, Visa, Discover and Mastercard payments from customers. Approximately 90% of all payments received by the Company have been channeled through these processors. During the second quarter of fiscal 2024, PayPal, under the terms of our agreements, began to hold cash payments received from customers in reserve to offset any potential chargebacks. During the third quarter of fiscal 2024, the Company switched most merchant services for Visa, Discover and Mastercard from Braintree to Nexio, which required a shorter hold period. The Company has classified the cash held in reserves by PayPal and Nexio as restricted cash.

Note 3 – ASSETS HELD FOR SALE

During the third quarter of fiscal 2024, the Company listed its real estate property located at 5402 S. 122nd E. Ave, Tulsa, Oklahoma 74146 for sale. This property, consisting of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land, was appraised in July 2023 with a market value of $41,970,000. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024. See Note 15 for the real estate contract for the Hilti Complex that occurred subsequent to May 31, 2024.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. As of May 31, 2024 and February 29, 2024, the total carrying value of assets held for sale, consisting of the Hilti Complex with excess land of 17-acres, was $18,281,100 and is separately recorded on the balance sheets.

Note 4 – INVENTORIES

Inventories consist of the following:

	May 31, 2024	February 29, 2024
Current:
Product inventory	$39,390,200	$44,303,000
Inventory valuation allowance	(413,000)	(389,800)
Inventories net – current	$38,977,200	$43,913,200

Noncurrent:
Product inventory	$14,309,200	$12,269,200
Inventory valuation allowance	(557,600)	(592,200)
Inventories net – noncurrent	$13,751,600	$11,677,000

Inventory in transit totaled $98,100 and $264,000 at May 31, 2024 and February 29, 2024, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 5 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include four rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Layton, Utah, and two leases for warehouse space locally in Tulsa, Oklahoma, all of which qualify as an operating lease. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualifies as an operating lease under ASC 842.

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

	May 31, 2024	February 29, 2024
Operating lease assets:
Right-of-use assets	$1,447,900	$1,614,900

Operating lease liabilities:
Current lease liabilities	$688,100	$726,900
Long-term lease liabilities	$759,800	$888,000

Weighted-average remaining lease term (months)	22.8	25.8
Weighted-average discount rate	4.34%	4.34%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	May 31, 2024	May 31, 2023

Fixed lease costs	$189,800	$105,800

Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2024, are as follows:

Years ending February 28 (29),
2025	$546,100
2026	600,200
2027	397,300
Total future minimum rental payments	1,543,600
Less: imputed interest	(95,700)
Total operating lease liabilities	$1,447,900

The following table provides further information about our operating leases reported in our condensed financial statements:

	May 31, 2024	May 31, 2023

Operating cash outflows – operating leases	$189,800	$105,800

Operating Leases – Lessor

In connection with the 2015 purchase of the Hilti Complex, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $123,900 per month, through the lease anniversary date of December 2024 with a 2.0% annual increase adjustment on each anniversary date thereafter. The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term. Revenues associated with the lease are being recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of operations. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances, on which the variable lease payments are based, occur. See Note 15 for the additional lease that commenced subsequent to May 31, 2024.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2025	$1,149,000
2026	1,524,300
2027	1,554,800
2028	1,585,900
2029	1,617,600
Thereafter	3,332,900
Total	$10,764,500

The cost of the leased space was $10,159,500 at May 31, 2024 and February 29, 2024. The accumulated depreciation associated with the leased assets was $2,776,400 at May 31, 2024 and February 29, 2024, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale. The leased space was included in this reclassification. See Note 15 for the real estate contract for the Hilti Complex that occurred subsequent to May 31, 2024.

Note 6 – DEBT

Debt consists of the following:

	May 31, 2024	February 29, 2024

Line of credit	$5,598,100	$5,498,100

Floating rate term loan	$17,037,500	$17,300,000
Fixed rate term loan	11,113,400	11,300,900
Total term debt	28,150,900	28,600,900

Less current maturities	(1,800,000)	(1,800,000)
Less debt issue cost	(149,000)	(160,200)
Long-term debt, net	$26,201,900	$26,640,700

On August 9, 2022, the Company executed a Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement established a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan” or “Line of Credit”).

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list the Hilti Complex with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.82% at May 31, 2024. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

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

On November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increased the Revolving Loan commitment to $8,000,000 and extended the maturity date to May 31, 2024. The Amendment also required the Company to list the Hilti Complex for sale, allowed the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items. Proceeds from the sale of the property are to be used to pay down the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 400,000 square feet building complex on approximately 50 acres, along with approximately 17 acres of adjacent unused land, in July of 2023 with a market value of $41,970,000.

On June 13, 2024, the Company executed the Fifth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective May 31, 2024, adjusts the maximum availability of the Revolving Loan commitment to $7,000,000 through the maturity date of October 4, 2024. The Amendment also requires an additional decrease in the Revolving Loan to $4,500,000 from the effective date of the sale of the Hilti Complex among other restrictions and requirements.

Available credit under the current $7,000,000 revolving line of credit with the Company’s Lender was approximately $1,401,900 at May 31, 2024.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	$7 Million Revolving Loan with maturity date of October 4, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.82% at May 31, 2024)
(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at May 31, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Years ending February 28 (29),
2025	$1,350,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$28,150,900

Note 7 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 28, 2024, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024. Gross sales attributed to Usborne’s products sold within the Publishing division accounted for $0, during the quarter ended May 31, 2024, and 67.3%, or $2,740,000, during the quarter ended May 31, 2023. Gross sales of Usborne products sold within the PaperPie division accounted for approximately 45.1%, or $5,875,700 during the quarter ended May 31, 2024, and 50.6%, or $8,362,300, during the quarter ended May 31, 2023.

Purchases received from Usborne were approximately $51,800 and $935,600 for the period ended May 31, 2024 and 2023, respectively. Total inventory purchases for those same periods were approximately $767,000 and $3,190,200, respectively. Total Usborne inventory owned by the Company and included in our condensed balance sheets were $27,574,300 and $29,010,200 as of May 31, 2024 and February 29, 2024 respectively.

Note 8 – LOSS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended May 31,
	2024	2023
Net loss per share:
Net loss applicable to common shareholders	$(1,279,000)	$(872,800)

Weighted average shares:
Weighted average shares outstanding-basic	8,266,771	8,278,049
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	-
Weighted average shares outstanding-diluted	8,266,771	8,278,049

Loss per share:
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)

As shown in the table below, the following shares have not been included in the calculation of diluted loss per share as they would be anti-dilutive to the calculation above.

	Three Months Ended May 31,
	2024	2023
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	140,751	8,551

Note 9 – SHARE-BASED COMPENSATION

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

During fiscal year 2019, the Company granted 308,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $9.94 per share. In fiscal year 2021, 5,000 restricted shares were forfeited and later regranted to other participants. During fiscal year 2023, 10,000 restricted shares were forfeited, along with 969 additional shares purchased with dividends received from the original issue date. The 10,000 forfeited shares were re-granted to participants during the fiscal 2023 third quarter with an average grant-date fair value of $2.08. The 969 shares purchased with dividends were not reissued. The remaining first tranche of granted shares totaling 303,000 shares vested on February 28, 2023.

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during fiscal 2023 with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During fiscal year 2024, 35,285 restricted shares were forfeited and regranted to participants with an average grant-date fair value of $1.84. The remaining unrecognized compensation expense of these awards, totaling approximately $302,700 as of May 31, 2024, will be recognized ratably over the remaining vesting period of 9 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2024	2023

Share-based compensation expense	$100,800	$96,200

The following table summarizes stock award activity during the first three months of fiscal year 2025 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2024	297,000	$5.53
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at May 31, 2024	297,000	$5.53

Note 10 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $1,546,600 and $1,938,100 for the three months ended May 31, 2024 and 2023, respectively.

Note 11 – BUSINESS SEGMENTS

We have two reportable segments: PaperPie and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our PaperPie segment markets its products through a network of independent brand partners using a combination of internet sales, direct sales, home shows and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores, museums, trade and specialty wholesalers, through commissioned sales representatives and our internal tele-sales group. See Note 7 for the impact of our updated Usborne distribution agreement on the Publishing segment.

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

Information by reporting segment for the three-month periods ended May 31, 2024 and 2023, are as follows:

NET REVENUES
	Three Months Ended May 31,
	2024	2023
PaperPie	$8,900,300	$12,583,200
Publishing	1,093,100	1,940,800
Total	$9,993,400	$14,524,000

LOSS BEFORE INCOME TAXES
	Three Months Ended May 31,
	2024	2023
PaperPie	$771,100	$1,658,700
Publishing	231,600	460,000
Other	(2,749,700)	(3,319,300)
Total	$(1,747,000)	$(1,200,600)

Note 12 – INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan were $17,037,500 on May 31, 2024. The interest-rate swap contains no credit-risk–related contingent features and is cross-collateralized by all assets of the Company.

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

The fair value of the interest rate swap is included in the following caption on the condensed balance sheets as follows:

	May 31, 2024	February 29, 2024

Prepaid expenses and other assets	$47,300	$24,400

There was no portion of unrealized gain that was excluded from the assessment of hedge effectiveness.

Note 13 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments
-

The estimated fair value of our assets held for sale was $37,000,000 as of May 31, 2024 and February 29, 2024, respectively. Management's estimates are based on the recent sale agreement for the price of the Hilti Complex less the estimated costs to sell plus an estimated value of the excess land of approximately 17 acres for $2,500,000.

-

The estimated fair value of our term notes payable is estimated by management to approximate $27,665,500 and $28,152,800 as of May 31, 2024 and February 29, 2024, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

-

The fair value of the Company’s interest rate swap of $47,300 is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

Note 14 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2024 or February 29, 2024 are recorded as deferred revenues on the condensed balance sheets. We received approximately $450,800 and $583,500 as of May 31, 2024 and February 29, 2024, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 15 – SUBSEQUENT EVENTS

On May 26, 2024, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. The initial lease term is five years, commencing July 1, 2024, and includes an option to extend the lease term for an additional five years. The initial lease rate shall be $9.05 per rentable square foot, with 3% escalations at the beginning of each year of the lease. The lease includes standard triple-net terms such that the Tenant shall be responsible for utilities, insurance, property taxes and repairs and maintenance, excluding roof and structure, which shall be the Landlords’ responsibility. The lease also includes other terms considered to be normal and customary in the local market.

On June 6, 2024, the Company executed a Commercial Real Estate Sale Contract (“Contract”) with Rockford Holdings, LLC (“Buyer”) for the Hilti Complex.

The agreed upon sale price of the Hilti Complex per the executed Contract totaled $35,500,000, the closing of which remains subject to the satisfaction of various closing conditions. The proceeds from the sale will be utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company's Bank.

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

The following table shows our condensed statements of operations data:

	Three Months Ended May 31,
	2024	2023
Net revenues	$9,993,400	$14,524,000
Cost of goods sold	3,533,900	5,150,400
Gross margin	6,459,500	9,373,600

Operating expenses
Operating and selling	1,880,100	2,397,900
Sales commissions	3,058,900	4,199,800
General and administrative	3,199,500	3,634,500
Total operating expenses	8,138,500	10,232,200

Interest expense	576,700	733,400
Other income	(508,700)	(391,400)
Loss before income taxes	(1,747,000)	(1,200,600)

Income tax benefit	(468,000)	(327,800)
Net loss	$(1,279,000)	$(872,800)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2024

Total operating expenses not associated with a reporting segment decreased $0.3 million, or 10.0%, to $2.7 million for the three-month period ended May 31, 2024, when compared to $3.0 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.2 million decrease in labor expenses, primarily within our warehouse operations, and a $0.1 million decrease in freight handling expenses.

Interest expense decreased $0.1 million, or 14.3%, to $0.6 million for the three months ended May 31, 2024, when compared to $0.7 million for the same quarterly period a year ago, due to reduced borrowings of debt, period over period.

Income taxes increased $0.2 million, or 66.7%, to a tax benefit of $0.5 million for the three months ended May 31, 2024, from a tax benefit of $0.3 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales. Our effective tax rate decreased to 26.8% for the quarter ended May 31, 2024, from 27.3% for the quarter ended May 31, 2023 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three Months Ended May 31, 2024

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended May 31,
	2024	2023
Gross sales	$13,449,500	$16,513,300
Less discounts and allowances	(4,949,000)	(4,937,000)
Transportation revenue	399,800	1,006,900
Net revenues	8,900,300	12,583,200

Cost of goods sold	3,086,400	4,186,300
Gross margin	5,813,900	8,396,900

Operating expenses
Operating and selling	1,492,800	1,875,400
Sales commissions	3,033,800	4,114,600
General and administrative	516,200	748,200
Total operating expenses	5,042,800	6,738,200

Operating income	$771,100	$1,658,700

Average number of active brand partners	13,400	23,200

PaperPie Operating Results for the Three Months Ended May 31, 2024

PaperPie net revenues decreased $3.7 million, or 29.4%, to $8.9 million during the three months ended May 31, 2024, when compared to $12.6 million during the same period a year ago. The average number of active brand partners in the first quarter of fiscal 2025 was 13,400, a decrease of 9,800, or 42.2%, from 23,200 average active brand partners selling in the first quarter of fiscal 2024. The Company reports the average number of active Brand Partners as a key indicator for this division. We saw new Brand Partner recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie. This rebranding was completed on in the fourth quarter of fiscal 2023. Subsequent to the rebranding, Brand Partner levels declined due to several reasons including economic factors that include recent record inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. The reduced sales resulted in increased Brand Partner turnover and lower levels of new Brand Partner recruits. We expect this impact on sales to continue as inflationary pressures persist through fiscal 2025.

Net revenues during the fiscal 2025 first quarter were also negatively impacted from increased discounts. Discounts as a percentage of gross sales increased from 29.8% in the first quarter of fiscal 2024 to 36.8% in the first quarter of this year, resulting in less net revenues of approximately $0.5 million. The increased discounts resulted from a change in order mix, impacting net revenues by $0.4 million, along with additional product discounts offered to spur sales during the quarter impacting net revenues by $0.1 million. The order mix change resulted from an increase in book fair orders over web sales, which offer higher discounts and lower sales commissions to Brand Partners.

Gross margin decreased $2.6 million, or 31.0%, to $5.8 million during the three months ended May 31, 2024, when compared to $8.4 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended May 31, 2024 decreased to 65.3%, compared to 66.7% the same period a year ago, representing a decrease of $0.3 million. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts between the periods and additional shipping promotions.

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

Total operating expenses decreased $1.7 million, or 25.4%, to $5.0 million during the three-month period ended May 31, 2023, when compared to $6.7 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.4 million, or 21.1%, to $1.5 million during the three-month period ended May 31, 2024, when compared to $1.9 million reported in the same quarter a year ago, primarily due to less freight expense on fewer sales and shipments totaling approximately $0.3 million along with a decrease in trip accrual expense of $0.1 million due to reduced sales. Sales commissions decreased $1.1 million, or 26.8%, to $3.0 million during the three-month period ended May 31, 2024, when compared to $4.1 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. Sales commissions as a percentage of net revenues increased from 32.7% to 34.1% between periods, primarily due to the mix of order type. Web orders pay higher commissions than special programs such as book fairs. General and administrative expenses decreased $0.2 million, or 28.6%, to $0.5 million during the three months ended May 31, 2024, when compared to $0.7 million during the same period a year ago, due primarily to $0.1 million of reduced bank fees from fewer credit card transactions associated with reduced sales and $0.1 million of reduced payroll associated with division staffing.

Operating income for the PaperPie segment decreased $0.9 million, or 52.9% to $0.8 million during the three months ended May 31, 2024, when compared to $1.7 million reported in the same quarter a year ago. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional product and transportation discounts partially offset by reduced operating expenses.

Publishing Operating Results for the Three Months Ended May 31, 2024

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended May 31,
	2024	2023
Gross sales	$2,343,300	$4,073,300
Less discounts and allowances	(1,252,900)	(2,134,300)
Transportation revenue	2,700	1,800
Net revenues	1,093,100	1,940,800

Cost of goods sold	447,600	964,100
Gross margin	645,500	976,700

Total operating expenses	413,900	516,700

Operating income	$231,600	$460,000

Publishing Operating Results for the Three Months Ended May 31, 2024

Our Publishing division’s net revenues decreased $0.8 million, or 42.1%, to $1.1 million during the three-month period ended May 31, 2024, from $1.9 million reported in the same period a year ago. During fiscal year 2023, we entered into a new distribution agreement with Usborne. Under the contracted terms in our new distribution agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The Company discontinued sales to retail customers in the first quarter of fiscal 2024 when Usborne introduced their new distribution vendor. Net revenues from the sale of Usborne products in the first quarter of fiscal 2024 totaled $1.3 million. There were no Usborne sales through the Publishing division in the first quarter of fiscal 2025.

Gross margin decreased $0.4 million, or 40.0%, to $0.6 million during the three-month period ended May 31, 2024, from $1.0 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased to 59.2% during the three-month period ended May 31, 2024, from 50.3% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands and Usborne, with Kane Miller, SmartLab Toys and Learning Wrap-Ups products carrying a better margin on average.

Total operating expenses of the Publishing segment decreased $0.1 million, or 20.0%, to $0.4 million, from $0.5 million, during the three-month periods ended May 31, 2024 and 2023, respectively. This change was primarily due to a $0.1 million decrease in sales commissions due to decreased overall sales.

Operating income of the Publishing division decreased $0.3 million or 60.0% to $0.2 million during the three-month period ended May 31, 2024 from $0.5 million for the three-month period ended May 31, 2023, respectively. The decrease in operating income was primarily associated with the decline in revenues associated with the new distribution agreement, which required the stoppage of Usborne products sold through this division.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses, and to pay down the line of credit and portions of the term debt. Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of the first fiscal quarter of 2025, our revolving bank credit facility loan balance was $5.6 million with $1.4 million in available capacity.

During the first three months of fiscal year 2025, we experienced positive cash inflows from operations of $1,201,600. These cash inflows resulted from:

●net loss of $1,279,000

Adjusted for:

●depreciation and amortization expense of $486,600

●share-based compensation expense, net of $100,800

●provision for inventory allowance of $40,700

●provision for credit losses of $29,600

Offset by:

●deferred income taxes of $138,800

●net loss on sale of assets of $3,700

Positively impacted by:

●decrease in inventories, net of $2,820,700

●increase in income taxes payable of $335,600

Negatively impacted by:

●decrease in accrued salaries and commissions, and other liabilities of $427,400

●increase in accounts receivable of $407,200

●decrease in accounts payable of $217,200

●increase in prepaid expenses and other assets of $13,800

●decrease in deferred revenues of $132,700

Cash used in investing activities was $108,200 for capital expenditures, consisting of $112,200 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and offset by $4,000 from the sale of machinery and equipment.

Cash used in financing activities was $341,400, which was comprised of net borrowings on the line of credit of $100,000 and $8,600 from the sale of treasury stock, offset by payments on term debt of $450,000.

We continue to expect the cash generated from our operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender will provide us with the liquidity we need to support ongoing operations. Cash generated from operations will be used to purchase inventory in order to expand our product offerings and to pay down existing debt.

On August 9, 2022, the Company executed a Credit Agreement (“Loan Agreement”) with BOKF, NA (“Bank of Oklahoma” or the “Lender”). The Loan Agreement established a fixed rate term loan in the principal amount of $15,000,000 (the “Fixed Rate Term Loan”), a floating rate term loan in the principal amount of $21,000,000 (the “Floating Rate Term Loan”; together with the Fixed Rate Term Loan, collectively, the “Term Loans”), and a revolving promissory note in the principal amount up to $15,000,000 (the “Revolving Loan” or “Line of Credit”).

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and uses its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list the Hilti Complex with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

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

On June 13, 2024, the Company executed the Fifth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective May 31, 2024, adjusts the maximum availability of the Revolving Loan commitment to $7,000,000 through the maturity date of October 4, 2024. The Amendment also requires an additional decrease in the Revolving Loan to $4,500,000 from the effective date of the sale of the Hilti Complex among other restrictions and requirements.

Available credit under the current $7,000,000 revolving line of credit with the Company’s Lender was approximately $1,401,900 at May 31, 2024.

Features of the Loan Agreement (as amended) at May 31, 2024 include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	$7 Million Revolving Loan with maturity date of October 4, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.82% at May 31, 2024)
(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at May 31, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Years ending February 28 (29),
2025	$1,350,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$28,150,900

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond October 4, 2024, along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate. On June 6, 2024 the Company executed an agreement sell the Hilti Complex for $35,500,000, the closing of which remains subject to the satisfaction of various closing conditions Upon closing, the proceeds from the sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 29, 2024 included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

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

During the first three months of fiscal year 2025, the Company recognized $0.1 million of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for May 31, 2024 and February 29, 2024, respectively.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for both May 31, 2024 and February 29, 2024, respectively.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $14.3 million and $12.3 million as of May 31, 2024 and February 29, 2024, respectively. Noncurrent inventory valuation allowances were $0.6 million as of May 31, 2024 and February 29, 2024, respectively.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 12.2% of our active Brand Partners have maintained consignment inventory at the end of the first quarter of fiscal year 2025. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.2 million and $1.4 million at May 31, 2024 and February 29, 2024, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.0 million at May 31, 2024 and February 29, 2024, respectively.

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

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

March 1 - 31, 2024	-	$-	-	376,393
April 1 - 30, 2024	-	-	-	376,393
May 1 - 31, 2024	-	-	-	376,393
Total	-	$-	-

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

10.6

Fourth Amendment to Credit Agreement, effective December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957)..

10.7

Fifth Amendment to Credit Agreement, effective May 31, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 17, 2024 (File No. 0-04957).

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 15, 2024	By	/s/ Craig M. White
Craig M. White President and Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2024	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)