Form 10-Q
period 2024-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2024-10-10
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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
Yes ☐ No ☒

As of October 8, 2024, there were 8,581,601 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners,
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	cybersecurity threats and incidents,
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes and other uncertainties, as well as
●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 29, 2024 and in this Quarterly Report on Form 10Q, all of which are difficult to predict.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 29,
ASSETS	2024	2024
CURRENT ASSETS:
Cash and cash equivalents	$753,800	$844,500
Restricted cash	376,600	432,900
Accounts receivable, less allowance for credit losses of $117,500 (August 31) and $129,000 (February 29)	2,079,100	1,936,900
Inventories - net	35,533,400	43,913,200
Prepaid expenses and other assets	873,800	630,800
Assets held for sale	19,233,900	18,281,100
Total current assets	58,850,600	66,039,400

INVENTORIES - net	14,745,100	11,677,000
PROPERTY, PLANT AND EQUIPMENT - net	7,242,800	8,939,600
DEFERRED INCOME TAX ASSET	2,366,200	1,406,500
OPERATING LEASE RIGHT-OF-USE ASSETS	1,560,100	1,614,900
OTHER ASSETS	430,100	427,600
TOTAL ASSETS	$85,194,900	$90,105,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,623,000	$3,910,200
Line of credit	6,098,100	5,498,100
Deferred revenues	500,400	583,500
Operating lease liabilities, current	794,400	726,900
Current maturities of long-term debt	1,800,000	1,800,000
Accrued salaries and commissions	425,400	384,400
Income taxes payable	1,126,900	773,400
Other current liabilities	2,648,300	3,338,100
Total current liabilities	16,016,500	17,014,600

LONG-TERM DEBT - net	25,763,100	26,640,700
OPERATING LEASE LIABILITIES, non-current	765,700	888,000
OTHER LONG-TERM LIABILITIES	111,000	111,000
Total liabilities	42,656,300	44,654,300

SHAREHOLDERS' EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,581,601 (August 31) and 8,575,088 (February 29) shares	2,540,400	2,540,400
Capital in excess of par value	13,599,900	13,405,400
Retained earnings	39,484,200	42,566,600
Accumulated other comprehensive income (loss)	(20,400)	24,400
	55,604,100	58,536,800
Less treasury stock, at cost	(13,065,500)	(13,086,100)
Total shareholders' equity	42,538,600	45,450,700
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,194,900	$90,105,000

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
PRODUCT REVENUES, net of discounts and allowances	$6,119,600	$9,851,600	$15,710,500	$23,366,900
Transportation revenue	389,600	741,500	792,100	1,750,200
NET REVENUES	6,509,200	10,593,100	16,502,600	25,117,100
COST OF GOODS SOLD	2,862,500	3,684,300	6,396,500	8,834,700
Gross margin	3,646,700	6,908,800	10,106,100	16,282,400

OPERATING EXPENSES
Operating and selling	1,385,800	1,916,000	3,265,800	4,313,900
Sales commissions	1,850,900	3,520,300	4,909,700	7,720,100
General and administrative	2,905,500	3,529,100	6,105,100	7,163,600
Total operating expenses	6,142,200	8,965,400	14,280,600	19,197,600

INTEREST EXPENSE	545,700	743,300	1,122,400	1,476,700
OTHER INCOME	(575,100)	(4,252,800)	(1,083,800)	(4,644,200)

EARNINGS (LOSS) BEFORE INCOME TAXES	(2,466,100)	1,452,900	(4,213,100)	252,300

INCOME TAX EXPENSE (BENEFIT)	(662,700)	391,200	(1,130,700)	63,400
NET EARNINGS (LOSS)	$(1,803,400)	$1,061,700	$(3,082,400)	$188,900

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$(0.22)	$0.13	$(0.37)	$0.02
Diluted	$(0.22)	$0.13	$(0.37)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,272,217	8,269,771	8,269,494	8,273,910
Diluted	8,272,217	8,269,771	8,269,494	8,283,221
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Net earnings (loss)	$(1,803,400)	$1,061,700	$(3,082,400)	$188,900
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate exchange agreement	(67,700)	51,100	(44,800)	51,100
Comprehensive income (loss)	$(1,871,100)	$1,112,800	$(3,127,200)	$240,000

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2024

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Sale of treasury stock	-	-	(4,100)	-	-	(4,000)	12,700	8,600
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	22,900	-	-	22,900
Net loss	-	-	-	(1,279,000)	-	-	-	(1,279,000)
BALANCE - May 31, 2024	12,702,080	$2,540,400	$13,502,100	$41,287,600	$47,300	4,122,992	$(13,073,400)	$44,304,000
Sale of treasury stock	-	-	(3,000)	-	-	(2,513)	7,900	4,900
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	(67,700)	-	-	(67,700)
Net loss	-	-	-	(1,803,400)	-	-	-	(1,803,400)
BALANCE - August 31, 2024	12,702,080	$2,540,400	$13,599,900	$39,484,200	$(20,400)	4,120,479	$(13,065,500)	$42,538,600

FOR THE SIX MONTHS ENDED AUGUST 31, 2023

	Common Stock (par value $0.20 per share)					Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity

BALANCE – February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	$-	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	-	138,201	(563,900)	(563,900)
Share-based compensation expense - net	-	-	96,200	-	-	-	-	96,200
Net loss	-	-	-	(872,800)	-	-	-	(872,800)
BALANCE - May 31, 2023	12,702,080	$2,540,400	$13,289,600	$41,147,400	$-	4,126,992	$(13,086,100)	$43,891,300
Forfeiture of restricted shares	-	-	-	-	-	4,000	-	-
Share-based compensation expense - net	-	-	79,600	-	-	-	-	79,600
Unrealized gain on interest rate exchange agreement	-	-	-	-	51,100	-	-	51,100
Net earnings	-	-	-	1,061,700	-	-	-	1,061,700
BALANCE - August 31, 2023	12,702,080	$2,540,400	$13,369,200	$42,209,100	$51,100	4,130,992	$(13,086,100)	$45,083,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(3,082,400)	$188,900
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	972,200	1,366,000
Deferred income taxes	(959,700)	(1,002,500)
Provision for credit losses	41,600	-
Provision for inventory valuation allowance	191,300	105,400
Share-based compensation expense - net	201,600	175,800
Net loss (gain) on sale of assets	3,700	(46,500)
Changes in assets and liabilities:
Accounts receivable	(183,800)	916,100
Inventories - net	5,120,400	1,829,300
Prepaid expenses and other assets	(259,000)	221,600
Accounts payable	(1,287,200)	1,113,200
Accrued salaries and commissions and other liabilities	(693,600)	(1,280,400)
Deferred revenues	(83,100)	86,900
Income taxes payable/receivable	353,500	1,041,600
Total adjustments	3,417,900	4,526,500
Net cash provided by operating activities	335,500	4,715,400
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(200,000)	(546,200)
Proceeds from sale of assets	4,000	75,700
Net cash used in investing activities	(196,000)	(470,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(900,000)	(900,000)
Cash paid to acquire treasury stock	-	(563,900)
Sales of treasury stock	13,500	-
Net borrowings (payments) under line of credit	600,000	(911,400)
Net cash used in financing activities	(286,500)	(2,375,300)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(147,000)	1,869,600
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	1,277,400	689,100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,130,400	$2,558,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$1,128,800	$1,513,600
Cash paid for income taxes (net of refunds)	$33,800	$24,200

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

Reclassifications

Certain reclassifications have been made to the fiscal 2024 condensed statements of operations to combine Gross Sales and Discounts and allowances now presented as Product Revenues, net of discount and allowances to conform with the current year financial statement presentation. These reclassifications had no effect on net earnings.

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

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond January 4, 2025 (See Note 17), along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate. On September 19, 2024 the Company executed an agreement to sell the Hilti Complex for $38,250,000, the closing of which remains subject to the satisfaction of various closing conditions. Upon closing, the proceeds from the sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Note 2 – CASH

The below table reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	August 31, 2024	August 31, 2023
Cash and cash equivalents	$753,800	$1,480,900
Restricted cash	376,600	1,077,800
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$1,130,400	$2,558,700

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

Note 3 – ASSETS HELD FOR SALE

During the third quarter of fiscal 2024, the Company listed its real estate property located at 5402 S. 122nd E. Ave, Tulsa, Oklahoma 74146 for sale. This property, consisting of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land, was appraised in July 2023 with a market value of $41,970,000. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024. See Note 17 for the real estate contract for the Hilti Complex that occurred subsequent to August 31, 2024.

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed certain operating equipment and reclassified the assets from property plant and equipment to assets held for sale upon meeting the held for sale criteria at the end of the second quarter.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $19,233,900 and $18,281,100 as of August 31, 2024 and February 29, 2024 and is separately recorded on the balance sheets.

Note 4 – INVENTORIES

Inventories consist of the following:

	August 31, 2024	February 29, 2024
Current:
Product inventory	$35,978,600	$44,303,000
Inventory valuation allowance	(445,200)	(389,800)
Inventories net – current	$35,533,400	$43,913,200

Noncurrent:
Product inventory	$15,453,200	$12,269,200
Inventory valuation allowance	(708,100)	(592,200)
Inventories net – noncurrent	$14,745,100	$11,677,000

Inventory in transit totaled $0 and $264,000 at August 31, 2024 and February 29, 2024, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 5 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include six rental agreements where we have the exclusive use of dedicated office space in San Diego, California, warehouse and office space in Seattle, Washington, warehouse and office space in Layton, Utah, two leases for warehouse space locally in Tulsa, Oklahoma, and warehouse space in Joplin, Missouri, all of which qualify as an operating lease. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

Operating Leases – Lessee

We recognize a lease liability, reported on the balance sheets, for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. Expected payments in the next twelve months are classified as current lease liabilities. Payments in excess of twelve months are classified as long-term lease liabilities. We also recognize a right-of-use asset, on the balance sheets, for each lease, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The lease liability and right-of-use assets are reduced over the term of the lease as payments are made and the assets are used.

	August 31, 2024	February 29, 2024
Operating lease assets:
Right-of-use assets	$1,560,100	$1,614,900

Operating lease liabilities:
Current lease liabilities	$794,400	$726,900
Long-term lease liabilities	$765,700	$888,000

Weighted-average remaining lease term (months)	20.5	25.8
Weighted-average discount rate	4.57%	4.34%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Fixed lease costs	$189,800	$105,800	$379,500	$211,600

Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2024, are as follows:

Years ending February 28 (29),
2025	$431,500
2026	750,500
2027	472,400
Total future minimum rental payments	1,654,400
Less: imputed interest	(94,300)
Total operating lease liabilities	$1,560,100

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Operating cash outflows – operating leases	$189,800	$105,800	$379,500	$211,600

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

On May 26, 2024, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. The initial lease term is five years, commenced July 1, 2024, and includes an option to extend the lease term for an additional five years. The lessee pays $84,000 per month, with 3% escalations at the beginning of each year of the lease. The lease includes standard triple-net terms such that the Tenant shall be responsible for utilities, insurance, property taxes and repairs and maintenance, excluding roof and structure, which shall be the Landlords’ responsibility.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2025	$1,307,600
2026	2,657,700
2027	2,666,300
2028	2,676,600
2029	2,741,400
Thereafter	3,711,200
Total	$15,760,800

The cost of the leased space was $16,313,300 and $10,159,500 at August 31, 2024 and February 29, 2024. The accumulated depreciation associated with the leased asset was $3,891,200 and $2,776,400 at August 31, 2024 and February 29, 2024, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale. The leased space was included in this reclassification.

Note 6 – DEBT

Debt consists of the following:

	August 31, 2024	February 29, 2024

Line of credit	$6,098,100	$5,498,100

Floating rate term loan	$16,775,000	$17,300,000
Fixed rate term loan	10,925,900	11,300,900
Total term debt	27,700,900	28,600,900

Less current maturities	(1,800,000)	(1,800,000)
Less debt issue cost	(137,800)	(160,200)
Long-term debt, net	$25,763,100	$26,640,700

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. It also required the Company to list its real estate property located at 10302 East 55th Place, Tulsa, Oklahoma, for sale with a licensed commercial real estate broker satisfactory to the Lender on or before August 18, 2023, among other items. Contingent upon the occurrence of an Event of Default in the agreement, the Company shall within 15 days list the Hilti Complex with a licensed commercial real estate broker satisfactory to the Lender. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%, or 9.85% at August 31, 2024. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

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

On November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement (“Amendment”) with the Lender. The Amendment, effective December 1, 2023, increased the Revolving Loan commitment to $8,000,000 and extended the maturity date to May 31, 2024. The Amendment also required the Company to list the Hilti Complex for sale, allowed the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items. Proceeds from the sale of the property are to be used to pay down the borrowings with the Lender. A third-party appraisal was completed on the Hilti Complex, consisting of the 402,000 square feet building complex on approximately 50 acres, along with approximately 17 acres of adjacent unused land, in July of 2023 with a market value of $41,970,000.

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

Available credit under the current $7,000,000 revolving line of credit with the Company’s Lender was approximately $901,900 at August 31, 2024.

Subsequent to quarter end, the Company executed the Sixth Amendment to the Existing Credit Agreement with the Lender, see Note 17.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	$7 Million Revolving Loan with maturity date of October 4, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.85% at August 31, 2024)
(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at August 31, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Years ending February 28 (29),
2025	$900,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$27,700,900

Note 7 – OTHER INCOME

A summary of other income is shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Federal tax credits realized	$-	$3,808,700	$-	$3,808,700
Rental income	564,400	386,000	950,400	772,000
Other	10,700	58,100	133,400	63,500
Total other income	$575,100	$4,252,800	$1,083,800	$4,644,200

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

Note 8 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 29, 2024, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers. The Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues net of discounts by division and inventory purchases by product type:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$1,848,000	$4,195,300	$5,480,600	$9,943,300
% of total PaperPie Product revenues, net of discounts	36.6%	48.8%	40.4%	49.3%
Publishing division	-	-	-	1,304,000
% of total Publishing Product revenues, net of discounts	0.0%	0.0%	0.0%	40.9%
Total Product revenues, net of discounts of Usborne products	$1,848,000	$4,195,300	$5,480,600	$11,247,300

Purchases received by product type:
Usborne	$48,800	$625,200	$100,600	$1,560,700
% of total purchases received	6.8%	21.9%	6.8%	25.8%
All other product types	665,000	2,223,400	1,380,200	4,478,000
% of total purchases received	93.2%	78.1%	93.2%	74.2%
Total purchases received	$713,800	$2,848,600	$1,480,800	$6,038,700

Total Usborne inventory owned by the Company and included in our condensed balance sheets was $26,565,100 and $29,010,200 as of August 31, 2024 and February 29, 2024, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Earnings (loss):
Net earnings (loss) applicable to common shareholders	$(1,803,400)	$1,061,700	$(3,082,400)	$188,900

Weighted average shares:
Weighted average shares outstanding-basic	8,272,217	8,269,771	8,269,494	8,273,910
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	-	-	9,311
Weighted average shares outstanding-diluted	8,272,217	8,269,771	8,269,494	8,283,221

Earnings (loss) per share:
Basic	$(0.22)	$0.13	$(0.37)	$0.02
Diluted	$(0.22)	$0.13	$(0.37)	$0.02

As shown in the table below, the following shares have not been included in the calculation of diluted loss per share as they would be anti-dilutive to the calculation above.

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	181,030	-	160,890	-

Note 10 – COMMITMENT AND CONTINGENCIES

During the first quarter of fiscal 2025, the Company received a property tax assessment notice on our inventory balance at December 31, 2022 from Tulsa County totaling approximately $700,000. The Company appealed the assessment, requesting a reduction of the property tax assessment on inventory to approximately $290,000. On June 25, 2024, the Company met with the Tulsa County Board of Equalization (“Board”) and presented the appeal, which was granted by the Board. Subsequent to the Board’s decision, the Tulsa County Assessor appealed the Board’s decision by filing a case in the District Court in and for Tulsa County. The Company has accrued the property taxes associated with the Board’s decision of approximately $290,000 but awaits the final decision from the District Court.

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during fiscal 2023 with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During fiscal year 2024, 35,285 restricted shares were forfeited and regranted to participants with an average grant-date fair value of $1.84. The remaining unrecognized compensation expense of these awards, totaling approximately $201,800 as of August 31, 2024, will be recognized ratably over the remaining vesting period of 6 months.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Share-based compensation expense	$100,800	$96,200	$201,600	$192,400
Less reduction of expense for forfeitures	-	(16,600)	-	(16,600)
Share-based compensation expense - net	$100,800	$79,600	$201,600	$175,800

The following table summarizes stock award activity during the first three months of fiscal year 2025 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)

Outstanding at February 29, 2024	297,000	$5.53
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at August 31, 2024	297,000	$5.53

Note 12 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $968,500 and $1,414,200 for the three months ended August 31, 2024 and 2023, respectively. These costs were $2,515,100 and $3,352,300 for the six months ended August 31, 2024 and 2023, respectively.

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

Information by reporting segment for the three- and six-month periods ended August 31, 2024 and 2023, are as follows:

NET REVENUES
	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
PaperPie	$5,440,300	$9,334,000	$14,340,600	$21,917,200
Publishing	1,068,900	1,259,100	2,162,000	3,199,900
Total	$6,509,200	$10,593,100	$16,502,600	$25,117,100

EARNINGS (LOSS) BEFORE INCOME TAXES
	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
PaperPie	$(470,700)	$364,200	$300,400	$2,022,900
Publishing	255,200	436,600	486,800	896,600
Other	(2,250,600)	652,100	(5,000,300)	(2,667,200)
Total	$(2,466,100)	$1,452,900	$(4,213,100)	$252,300

Note 14 – INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan was $11,775,000 on August 31, 2024. The interest-rate swap contains no credit-risk–related contingent features and is cross-collateralized by all assets of the Company.

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

The fair value of the interest rate swap is included in the following caption on the condensed balance sheets as follows:

	August 31, 2024	February 29, 2024

Prepaid expenses and other assets	$-	$24,400
Other current liabilities	$20,400	$-

There was no portion of unrealized gain that was excluded from the assessment of hedge effectiveness.

Note 15 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments
-

The estimated fair value of our assets held for sale for the Hilti complex was $37,000,000 as of August 31, 2024 and February 29, 2024, respectively. Management's estimates are based on the recent sale agreement for the price of the Hilti Complex less the estimated costs to sell plus an estimated value of the excess land of approximately 17 acres for $2,500,000 along with the estimated fair value of equipment held for sale of approximately $1,000,000.

-

The estimated fair value of our term notes payable is estimated by management to approximate $27,425,500 and $28,152,800 as of August 31, 2024 and February 29, 2024, respectively. Management's estimates are based on the obligations' characteristics, including floating interest rate, maturity, and collateral.

-

The fair value of the Company’s interest rate swap of $(20,400) is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

Note 16 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2024 or February 29, 2024 are recorded as deferred revenues on the condensed balance sheets. We received approximately $500,400 and $583,500 as of August 31, 2024 and February 29, 2024, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 17 – SUBSEQUENT EVENTS

On September 18, 2024, the Company executed a Lease Termination Agreement associated with the warehouse and office space located in Layton, Utah. The term of the lease was set to expire on November 30, 2026, however the Landlord agreed to an early termination of the lease which shall be effective October 1, 2024. The Landlord also agreed that there will be no lease termination fee required.

On September 19, 2024, the Company executed a Commercial Real Estate Sale Contract (“Contract”) with Partner Holdings, LLC (“Buyer”) for the Hilti Complex. The agreed upon sale price of the Hilti Complex per the executed Contract totaled $38,250,000 less buyer fees and closing costs. The proceeds from the sale will be utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company's Bank. At closing, EDC will assign the existing Hilti tenant lease to the Buyer. EDC will retain sublease rights to the Crusoe Energy System leased space and will execute a separate Triple-Net Lease (the "Lease") for the remaining approximate 218,000 square feet. The Contract does not include the excess land parcel, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex, which will remain under the ownership of EDC. The initial term of the new lease with the Buyer will be for 15 years, and the initial lease rate will be $8.52 per square foot, with 2.5% annual escalations beginning in year two of the lease. The Lease will also include triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance, excluding roof and structural maintenance, which will be the Buyer's responsibility. Additionally, the Seller will retain the rights to sublease, subject to buyer approval, any available unused space in the building during the lease term. The Lease will also encompass other standard terms that are customary in the local market.

Subsequent to quarter end, the Company executed the Sixth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective October 3, 2024, extends the maturity date to January 4, 2025 and includes required step downs on the Revolving Loan to $5.5 million by November 30, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering, and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During fiscal 2024, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through their remaining Usborne inventory over the twelve months following the termination date.

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

The following table shows our condensed statements of operations data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Net revenues	$6,509,200	$10,593,100	$16,502,600	$25,117,100
Cost of goods sold	2,862,500	3,684,300	6,396,500	8,834,700
Gross margin	3,646,700	6,908,800	10,106,100	16,282,400

Operating expenses
Operating and selling	1,385,800	1,916,000	3,265,800	4,313,900
Sales commissions	1,850,900	3,520,300	4,909,700	7,720,100
General and administrative	2,905,500	3,529,100	6,105,100	7,163,600
Total operating expenses	6,142,200	8,965,400	14,280,600	19,197,600

Interest expense	545,700	743,300	1,122,400	1,476,700
Other income	(575,100)	(4,252,800)	(1,083,800)	(4,644,200)
Earnings (loss) before income taxes	(2,466,100)	1,452,900	(4,213,100)	252,300

Income tax expense (benefit)	(662,700)	391,200	(1,130,700)	63,400
Net earnings (loss)	$(1,803,400)	$1,061,700	$(3,082,400)	$188,900

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2024

Total operating expenses not associated with a reporting segment decreased $0.6 million, or 20.7%, to $2.3 million for the three-month period ended August 31, 2024, when compared to $2.9 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.4 million decrease in labor from staff reductions across all departments associated with the reduction in revenues, and a $0.2 million decrease in depreciation expense.

Interest expense decreased $0.2 million, or 28.6%, to $0.5 million for the three months ended August 31, 2024, when compared to $0.7 million for the same quarterly period a year ago due to paydown on the Company’s borrowings, period over period.

Other income decreased $3.7 million, or 86.0%, to $0.6 million for the three months ended August 31, 2024, when compared to $4.3 million for the same quarterly period a year ago resulting from the receipt of the Employee Retention Credit totaling $3.8 million and $0.1 million from the gain on the sale of assets, both in the quarter ended August 31, 2023, offset by a $0.2 million increase in rental income in the quarter ended August 31, 2024 from the new tenant in the Hilti Complex.

Income taxes decreased $1.1 million, or 275.0%, to a tax benefit of $0.7 million for the three months ended August 31, 2024, from a tax expense of $0.4 million for the same quarterly period a year ago, primarily resulting from operating losses in the second quarter ended August 31, 2024. Our effective tax rate stayed the same 26.9% for the quarter ended August 31, 2024 and August 31, 2023. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2024

Total operating expenses not associated with a reporting segment decreased $0.8 million, or 13.8%, to $5.0 million for the six-month period ended August 31, 2024, when compared to $5.8 million for the same period a year ago. Labor expenses decreased $0.6 million from staff reductions across all departments and freight handling costs decreased $0.2 million for the six months ended August 31, 2024, both associated with reduced sales.

Interest expense decreased $0.4 million, or 26.7%, to $1.1 million for the six months ended August 31, 2024, when compared to $1.5 million for the same period a year ago, due to decreased borrowings period over period.

Other income decreased $3.5 million, or 76.1%, to $1.1 million for the six months ended August 31, 2024, when compared to $4.6 million for the same quarterly period a year ago, primarily from the receipt of the Employee Retention Credit totaling $3.8 million and $0.1 million from the gain on the sale of assets, both in the quarter ended August 31, 2023, offset by a $0.2 million increase in rental income from the new tenant in the Hilti Complex and a $0.1 increase in other income related to a Chik-fil-A promotion.

Income taxes decreased $1.2 million, or 1200.0%, to a tax benefit of $1.1 million for the six months ended August 31, 2024, from a tax expense of $0.1 million for the same period a year ago, primarily resulting from operating losses for the six months ended August 31, 2024. Our effective tax rate increased to 26.8% for the six months ended August 31, 2024, from 25.1% for the six months ended August 31, 2023 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Six Months Ended August 31, 2024

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Net revenues	$5,440,300	$9,334,000	$14,340,600	$21,917,200

Cost of goods sold	2,440,100	3,230,900	5,526,500	7,417,200
Gross margin	3,000,200	6,103,100	8,814,100	14,500,000

Operating expenses
Operating and selling	1,180,100	1,612,900	2,672,900	3,488,300
Sales commissions	1,827,100	3,493,600	4,860,900	7,608,200
General and administrative	463,700	632,400	979,900	1,380,600
Total operating expenses	3,470,900	5,738,900	8,513,700	12,477,100

Operating income	$(470,700)	$364,200	$300,400	$2,022,900

Average number of active brand partners	13,900	18,100	13,700	20,600

PaperPie Operating Results for the Three Months Ended August 31, 2024

PaperPie net revenues decreased $3.9 million, or 41.9%, to $5.4 million during the three months ended August 31, 2024, when compared to $9.3 million during the same period a year ago. The average number of active brand partners in the second quarter of fiscal 2025 was 13,900, a decrease of 4,200, or 23.2%, from 18,100 average active brand partners selling in the second quarter of fiscal 2024. The Company reports the average number of active Brand Partners as a key indicator for this division. We saw new Brand Partner recruiting negatively impacted by the recent change in our distribution agreement with Usborne Publishing Limited. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie. This rebranding was completed in the fourth quarter of fiscal 2023. Subsequent to the rebranding, Brand Partner levels declined due to several reasons including economic factors that include recent record inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. The reduced sales resulted in increased Brand Partner turnover and lower levels of new Brand Partner recruits. We expect this impact on sales to continue as inflationary pressures persist through fiscal 2025.

Net revenues during the fiscal 2025 second quarter were also negatively impacted from increased discounts. Discounts as a percentage of sales before discounts and allowances increased from 32.6% in the second quarter of fiscal 2024 to 55.3% in the second quarter of this fiscal year, resulting in less net revenues of approximately $2.2 million. The increased discounts resulted from recruiting promotions to increase band partner levels and additional customer discounts offered to spur sales during the quarter.

Gross margin decreased $3.1 million, or 50.8.%, to $3.0 million during the three months ended August 31, 2024, when compared to $6.1 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended August 31, 2024 decreased to 55.1%, compared to 65.4% the same period a year ago, representing a decrease of $0.6 million. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts between the periods related to recruiting promotions and increased customer discounts.

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

Total operating expenses decreased $2.2 million, or 38.6%, to $3.5 million during the three-month period ended August 31, 2024, when compared to $5.7 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.4 million, or 25.0%, to $1.2 million during the three-month period ended August 31, 2024, when compared to $1.6 million reported in the same quarter a year ago, primarily due to less freight expense on fewer sales. Sales commissions decreased $1.7 million, or 48.6%, to $1.8 million during the three-month period ended August 31, 2024, when compared to $3.5 million reported in the same quarter a year ago, due to the decrease in net revenues. Sales commissions as a percentage of net revenues decreased from 37.4% to 33.6% between periods, primarily due to the mix of order type. Web orders pay higher commissions than special programs such as book fairs. General and administrative expenses decreased $0.1 million, or 16.7%, to $0.5 million during the three months ended August 31, 2024, when compared to $0.6 million during the same period a year ago, due primarily to $0.1 million of reduced bank fees from fewer credit card transactions associated with reduced sales.

Operating income (loss) for the PaperPie segment decreased $0.9 million, or 225.0% to an operating loss of $(0.5) million during the three months ended August 31, 2024, when compared to $0.4 million reported in the same quarter a year ago. Operating income (loss) for the PaperPie division decreased primarily from reduced sales; along with additional recruiting and product discounts partially offset by reduced operating expenses.

PaperPie Operating Results for the Six Months Ended August 31, 2024

PaperPie net revenues decreased $7.6 million, or 34.7%, to $14.3 million during the six-month period ended August 31, 2024, compared to $21.9 million from the same period a year ago. The average number of active brand partners in the six-month period ended August 31, 2024 was 13,700, a decrease of 6,900, or 33.5%, from 20,600 selling in same period a year ago. Recruiting and maintaining brand partners has been negatively impacted by several factors including record inflation, our new distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the first and second quarters of fiscal year 2024 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the rest of fiscal year 2025, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Gross margin decreased $5.7 million, or 39.3%, to $8.8 million during the six-month period ended August 31, 2024, when compared to $14.5 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 61.5% for the six-month period ended August 31, 2024, when compared to 66.2% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased recruiting promotions offered to increase brand partner levels and additional discounts offered to customers between the periods to spur sales.

Total operating expenses decreased $4.0 million, or 32.0%, to $8.5 million during the six-month period ended August 31, 2024, from $12.5 million for the same period a year ago. Operating and selling expenses decreased $0.8 million, or 22.9%, to $2.7 million during the six-month period ended August 31, 2024, when compared to $3.5 million reported in the same period a year ago, primarily due to a decrease in shipping costs associated with the decrease in volume of orders shipped totaling approximately $0.6 million and a $0.2 million decrease in brand partner incentive trip expenses as fewer brand partners are expected to earn the trip this year. Sales commissions decreased $2.7 million, or 35.5%, to $4.9 million during the six-month period ended August 31, 2024, when compared to $7.6 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $0.4 million, or 28.6%, to $1.0 million, from $1.4 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes totaling $0.2 million and a $0.2 million decrease in payroll expenses.

Operating income of the PaperPie segment decreased $1.7 million, or 85.0%, to $0.3 million during the six months ended August 31, 2024, when compared to $2.0 million reported in the same period last year. Operating income of the PaperPie division as a percentage of net revenues for the six months ended August 31, 2024 was 2.1%, compared to 9.2% for the six months ended August 31, 2023. Operating income for the PaperPie division decreased primarily from reduced sales; along with additional recruiting promotions and customer discounts offered to increase brand partner levels and spur sales in the current year.

Publishing Operating Results for the Three and Six Months Ended August 31, 2024

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Net revenues	$1,068,900	$1,259,100	$2,162,000	$3,199,900

Cost of goods sold	422,400	453,400	870,000	1,417,500
Gross margin	646,500	805,700	1,292,000	1,782,400

Total operating expenses	391,300	369,100	805,200	885,800

Operating income	$255,200	$436,600	$486,800	$896,600

Publishing Operating Results for the Three Months Ended August 31, 2024

Our Publishing division’s net revenues decreased $0.2 million, or 15.4%, to $1.1 million during the three-month period ended August 31, 2024, from $1.3 million reported in the same period a year ago. During the quarter ended August 31, 2023, the company received a large order from not-for-profit customer order totaling $0.4 million that did not repeat in the quarter ended August 31, 2024, partially offset by $0.2 million of increased customer orders between the periods.

Gross margin decreased $0.2 million, or 25.0%, to $0.6 million during the three-month period ended August 31, 2024, from $0.8 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues decreased to 60.5% during the three-month period ended August 31, 2024, from 64.0% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily due to large customer order received in the quarter ended August 31, 2023 with higher margin products that did repeat this year.

Total operating expenses of the Publishing segment remained consistent at $0.4 million during the three-month periods ended August 31, 2024 and 2023.

Operating income of the Publishing division decreased $0.1 million or 25.0% to $0.3 million during the three-month period ended August 31, 2024 from $0.4 million for the three-month period ended August 31, 2023, respectively. The decrease in operating income was primarily associated with the decline in net revenues compared to the previous period.

Publishing Operating Results for the Six Months Ended August 31, 2024

Our Publishing division’s net revenues decreased by $1.0 million, or 31.3%, to $2.2 million during the six-month period ended August 31, 2024, from $3.2 million reported in the same period a year ago primarily due to the stoppage of distribution of Usborne products between the periods. Usborne sales in the first quarter of fiscal 2024 totaled $1.3 million.

Gross margin decreased $0.5 million, or 27.8%, to $1.3 million during the six-month period ended August 31, 2024, from $1.8 million reported in the same period a year ago. Gross margin as a percentage of net revenues increased to 59.8%, during the six-month period ended August 31, 2024, from 55.7% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands and Usborne, with Kane Miller, SmartLab Toys and Learning Wrap-Ups products carrying a better margin on average.

Total operating expenses of the Publishing segment decreased $0.1 million, or 11.1%, to $0.8 million during the six-month period ended August 31, 2024, from $0.9 million reported in the same period a year ago. This change was due to a $0.1 million decrease in sales commissions due to decreased overall sales and the restructuring of the Company’s internal sales department.

Operating income of the Publishing segment decreased $0.4 million, or 44.4%, to $0.5 million during the six-month period ended August 31, 2024 when compared to $0.9 million reported in the same period a year ago, due primarily to the decrease in sales and operating expenses. The decrease in operating income was primarily associated with the decline in revenues associated with the stoppage of Usborne product sales in this division.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses, and to pay down the line of credit and portions of the term debt. Available cash has historically been used to pay down outstanding bank loan balances, for capital expenditures, to pay dividends and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of the second fiscal quarter of 2025, our revolving bank credit facility loan balance was $6.1 million with $0.9 million in available capacity.

During the first six months of fiscal year 2025, we experienced positive cash inflows from operations of $335,500. These cash inflows resulted from:

●net loss of $3,082,400

Adjusted for:

●depreciation and amortization expense of $972,200

●share-based compensation expense, net of $201,600

●provision for inventory allowance of $191,300

●provision for credit losses of $41,600

Offset by:

●deferred income taxes of $959,700

●net loss on sale of assets of $3,700

Positively impacted by:

●decrease in inventories, net of $5,120,400

●increase in income taxes payable of $353,500

Negatively impacted by:

●decrease in accrued salaries and commissions, and other liabilities of $693,600

●increase in accounts receivable of $183,800

●decrease in accounts payable of $1,287,200

●increase in prepaid expenses and other assets of $259,000

●decrease in deferred revenues of $83,100

Cash used in investing activities was $196,000 for capital expenditures, consisting of $200,000 in new software development costs to add new features to our proprietary systems that PaperPie Brand Partners use to monitor their business and place customer orders and offset by $4,000 from the sale of machinery and equipment.

Cash used in financing activities was $286,500, which was comprised of net borrowings on the line of credit of $600,000 and $13,500 from the sale of treasury stock, offset by payments on term debt of $900,000.

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

Available credit under the current $7,000,000 revolving line of credit with the Company’s Lender was approximately $901,900 at August 31, 2024.

Subsequent to quarter end, the Company executed the Sixth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective October 3, 2024, extends the maturity date to January 4, 2025 and includes required step downs on the Revolving Loan to $5.5 million by November 30, 2024.

Features of the Loan Agreement (as amended) at August 31, 2024 include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027
(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%
(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%
(iv)	$7 Million Revolving Loan with maturity date of October 4, 2024. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 4.50% (effective rate was 9.85% at August 31, 2024)
(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at August 31, 2024)

The following table reflects aggregate current maturities of term debt, excluding the Revolving Loan, during the current fiscal year as follows:

Years ending February 28 (29),
2025	$900,000
2026	1,800,000
2027	1,800,000
2028	23,200,900
Total	$27,700,900

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The short-term duration of the Revolving Loan and uncertainty of the bank’s ongoing support beyond January 4, 2025, along with recurring operating losses and other items, raise substantial doubt over the Company's ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate. The proceeds from the sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory which will generate free cashflows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

During the first six months of fiscal year 2025, the Company recognized $0.2 million of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for August 31, 2024 and February 29, 2024, respectively.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for both August 31, 2024 and February 29, 2024.

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

Certain inventory is maintained in a noncurrent classification. Management continually estimates and calculates the amount of noncurrent inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $15.5 million and $12.3 million as of August 31, 2024 and February 29, 2024, respectively. Noncurrent inventory valuation allowances were $0.7 million and $0.6 million as of August 31, 2024 and February 29, 2024, respectively.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 11.3% of our active Brand Partners have maintained consignment inventory at the end of the second quarter of fiscal year 2025. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.2 million and $1.4 million at August 31, 2024 and February 29, 2024, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.2 million and $1.0 million at August 31, 2024 and February 29, 2024, respectively.

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

Item 1A. RISK FACTORS

Not required by smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

June 1 - 30, 2024	-	$-	-	376,393
July 1 - 31, 2024	-	-	-	376,393
August 1 - 31, 2024	-	-	-	376,393
Total	-	$-	-

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

10.8

Sixth Amendment to Credit Agreement, effective October 3, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated October 7, 2024 (File No. 0-04957).

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

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 10, 2024	By	/s/ Craig M. White
Craig M. White President and Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2024	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)