Form 10-K
period 2025-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2025-05-19
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2024 on the NASDAQ Stock Market, LLC was $12,536,500.

As of May 12, 2025 there were 8,583,201 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2025 relating to our Annual Meeting of Shareholders to be held on July 2, 2025, are incorporated by reference into Part III of this Report on Form 10-K.

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

●	our success in recruiting and retaining new brand partners,

●	our ability to locate and procure desired books,

●	product and supplier concentrations,

●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,

●	adverse publicity associated with our Company or the industry,

●	our ability to ship timely,

●	changes to our primary sales channels, including social media and party plan platforms,

●	changing consumer preferences and demands,

●	cybersecurity threats and incidents,

●	changes in macroeconomic conditions in international trade including recently announced and potential future tariffs,

●	legal matters,

●	reliance on information technology infrastructure,

●	restrictions imposed in the agreements governing our indebtedness,

●	our ability to obtain adequate financing for working capital and capital expenditures,

●	economic and competitive conditions, regulatory changes and other uncertainties, as well as

●	those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict.

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

(b) Financial Information about Our Segments

We sell children’s books, educational toys and games and other related products (collectively referred to as “products” or “books”) through two business segments described below, which we refer to as “divisions” or “sales channels:”

●	Direct Sales Division (“PaperPie”) – This division sells our books and products through independent sales representatives (“Brand Partners”) direct to the customer. Our Brand Partners sell our products in various ways, including hosting home parties, through social media collaboration platforms on the internet, hosting book fairs with schools and public libraries and through other events. This division had approximately 7,800 active Brand Partners as of February 28, 2025.

●	Publishing Division (“EDC Publishing” or “Publishing”) – This is our trade division which markets our Kane Miller, SmartLab Toys, and Learning Wrap-Ups products through commissioned trade representatives who call on retail book, toy and specialty stores along with other retail outlets. This division also has in-house representatives marketing by telephone and email to other customers and potential customers. This division markets to approximately 4,000 retail outlets. In addition to exhibiting at national trade and regional bookselling shows, our products are featured in agency showrooms in AmericasMart Atlanta, Dallas Market Center, and Minneapolis Mart. In accordance with our distribution agreement with Usborne Publishing, the Company does not have the rights to distribute Usborne’s products to retail customers. The distribution of Usborne’s products to retail customers was discontinued in early fiscal 2024, when Usborne moved to a new retail distribution vendor.

Percent of Net Revenues by Division

	FY 2025	FY 2024
PaperPie	87%	89%
Publishing	13%	11%
Total net revenues	100%	100%

Additional financial information relating to the Company’s reportable segments is included in Note 16, “Business Segments”, of the Notes to Financial Statements in Item 15, “Exhibits and Financial Statement Schedules,” which is included herein.

(c) Narrative Description of Business

Products

EDC’s current catalog contains approximately 2,000 titles, with new additions added periodically across all lines of our products. Additionally, a similar number of titles that do not have sufficient sales are identified as “out of print” and these titles are no longer re-printed or included in future catalogs. The Company sells the remaining quantities of these out-of-print titles through their normal sales channels at normal pricing and has not historically participated in the publishing industry’s “remainder” market. Many of our products are interactive in nature, including our touchy-feely board books, activity books and flashcards, adventure and search books, art books, sticker books, foreign language books, learning manipulatives and toys. We also have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites. Our books also include science and math titles, as well as chapter books and novels. Many of our Kane Miller books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States. Certain Kane Miller agreements include North American rights, and these titles are also sold into Canada. Our SmartLab Toys and Learning Wrap-Ups imprints are owned product lines that are sold domestically and internationally, including the sale of foreign distribution rights to specific customers.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season. Additionally, there is a seasonal increase in spring associated with Easter holiday season.

Competition

While we have the exclusive rights to sell Kane Miller books, Learning Wrap-Ups, and SmartLab Toys and are the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne books, we face competition from other publishers selling on the internet and directly to our customer base. Our PaperPie division competes in recruiting and retaining Brand Partners, whom continuously receive opportunities to work for other direct selling companies, as well as other non-traditional employment opportunities, especially in the gig marketplace that provides multiple opportunities for part-time supplemental income. We also compete with other publishers in the school and library book fair market, of which Scholastic Corporation is the largest.

Our Publishing division faces competition from U.S. and international publishing companies that sell online and through the same retail bookstores, toy stores, and gift and novelty stores that also offer a variety of non-book products.

Employees

As of February 28, 2025, 83 full-time employees worked at our Tulsa, OK, San Diego, CA, and Ogden, UT facilities. Of these employees, approximately 49% work in our distribution warehouse in Tulsa, OK.

Company Reports

Pursuant to Section 13 or 15 of the Exchange Act, as soon as reasonably practicable after filing electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”), we make available, free of charge, on our website (www.edcpub.com) copies of our Annual Reports, Quarterly Reports and Definitive Proxy Statements. Our website also includes an internet link to the federal SEC website that contains additional public reports, including Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act. These reports can also be provided electronically, free of charge, upon request.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:

●	Risk assessments that are designed to help identify material cybersecurity risks to our critical systems and information.

●	A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents.

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

●	Cybersecurity awareness training of our employees, including our incident response personnel.

●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Company’s Chief Executive Officer and Chief Financial Officer, who oversee management’s implementation of our cybersecurity risk management program and incident response plans.

Our management team and incident response team have overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants that conduct vulnerability scans on a quarterly basis per PCI DSS standards. While cyber-attacks are common threats to all businesses, the Company did not experience a material cyber security incident in either fiscal year 2025 or 2024.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means. This may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse is located on a 50-acre complex at 5402 South 122nd East Ave, Tulsa, Oklahoma. The Company headquarters includes multiple buildings that combine to total approximately 402,000 square feet of office and warehouse space; of which 109,700 is utilized by us and 292,300 is occupied by two third-party tenants. Substantially all customer orders are fulfilled from our 85,000 square foot warehouse, in Tulsa, Oklahoma, using multiple flow-rack systems, referred to as “lines,” to expedite order completion, packaging, and shipment.

During the third quarter of fiscal 2024, the Company listed for sale/leaseback our headquarters office and warehouse property. The listing of the property for sale resulted in a reclassification of the owned property as “Assets Held For Sale” in the Company’s financial statements.

In addition to this owned property, we also lease additional warehouse space in Tulsa, Oklahoma and Joplin, Missouri as needed for overflow inventory, an office space in San Diego, California that is used by our Kane Miller employees, office space in Ogden, Utah, and office space in Seattle, Washington. We believe that our operating facilities meet both present and future capacity needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”). The number of shareholders of record of EDC’s common stock as of May 12, 2025, was 446.

For information regarding our compensation plans see Note 13 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

December 1 - 31, 2024	-	$-	-	376,393
January 1 - 31, 2025	-	-	-	376,393
February 1 - 28, 2025	400	1.65	-	375,993
Total	400	$1.65	-

(1)	On February 4, 2019, the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which may be purchased under the new plan is 800,000. This plan has no expiration date.

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

Management Summary

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During fiscal 2024 and fiscal 2025, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through our remaining Usborne inventory over a period of twelve months following the termination date.

We sell our products through two separate divisions, PaperPie and Publishing. These two divisions each have their own customer base. The PaperPie division markets our complete line of products through a network of independent Brand Partners using a combination of home shows, internet party events, and book fairs. The Publishing division markets Kane Miller, Learning Wrap-Ups, and SmartLab Toys on a wholesale basis to various retail accounts. All other supporting administrative activities are recognized as other expenses outside of our two divisions. Other expenses consist primarily of compensation for our office, warehouse, and sales support staff as well as the cost of operating and maintaining our corporate offices, warehouses and distribution facility.

PaperPie Division

Our PaperPie division uses a multi-level direct selling organizational structure to market our products using independent sales representatives (“Brand Partners”) located throughout the United States. The customer base of PaperPie consists of individual purchasers, as well as schools and public libraries. Revenues are primarily generated through book showings in individual homes, on social media collaboration platforms, through book fairs with school and public libraries, and other in-person events.

An important factor in the growth of the PaperPie division is the addition of new Brand Partners and the retention of existing Brand Partners. Active Brand Partners (defined as those with sales during the past six months) are primarily responsible for recruiting new Brand Partners. PaperPie entices new recruits by providing joining incentives to new Brand Partners, including discounted products and cash bonus awards based on exceeding certain sales criteria. In addition, our PaperPie division provides our Brand Partners with an extensive operational handbook, valuable training, and an individual website they can customize and use to generate sales. The Company also provides a “back-office” operations platform that allows Brand Partners to track their individual and team business results.

Brand Partners

	FY 2025	FY 2024
New Brand Partners Added During Fiscal Year	7,800	10,800
Active Brand Partners at End of Fiscal Year	7,800	15,000

Our PaperPie division’s multi-level marketing organizational structure currently has eight levels of sales representatives, collectively known as Brand Partners:

●	Brand Partners

●	Team Leaders

●	Advanced Leaders

●	Senior Leaders

●	Executive Leaders

●	Senior Executive Leaders

●	Directors

●	Senior Directors

Upon signing up, sales representatives begin as “Brand Partners.” Brand Partners receive “weekly commissions” from each sale they make; the commission rate they receive on each sale is determined by the “order type” assigned to the sale. In addition, Brand Partners receive a monthly sales bonus once their total sales reach an established monthly goal, as well as other awards (called “Level Perks”) for meeting other individual sales and recruiting goals for the month. Brand Partners who recruit a specified number of other Brand Partners into their downline become “Team Leaders.” These downline recruits are known as their “Central Group.” Upon reaching this Team Leader level, Brand Partners become eligible to receive “monthly override payments” which are calculated on sales made by their Central Group and downlines up to two levels below their Central Group. Team Leaders that recruit and promote other Team Leaders and meet other established criteria are eligible to become “Advanced Leaders.”

Once Advanced Leaders promote a second level Brand Partner, add additional recruits, and meet other established criteria, they become “Senior Leaders,” “Executive Leaders,” “Senior Executive Leaders,” “Directors” or “Senior Directors.” One-time cash bonus payments are awarded at each promotion level above Brand Partner with increasing award amounts at each promotion level. Executive Leaders and higher receive an additional monthly override payment based upon the sales of their executive group. Directors and higher receive an additional bonus payment if they promote a Team Leader from their Central Group. The maximum override payment a leader can receive is calculated on the sales of their Central Group and three levels below.

During fiscal year 2025, internet sales continued to be the largest sales channel within our PaperPie division. The use of social media and party plan platforms, such as those available on Facebook, continue to be popular sales tools. These platforms allow Brand Partners to “present” and customers to “attend” online purchasing events from any geographical location.

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

In-person parties also occur when Brand Partners contact hostesses to hold book shows in their homes. The Brand Partner assists the hostess in setting up the details for the show, makes a presentation at the show, and takes orders for the products. The hostess earns discounted products based on the total sales at the party, including internet orders for those customers who can only attend via online access. These orders are typically shipped to the hostess, who then distributes the products to the end customer. Customer specials are also available when customers, or their party, order above a specified amount. As with online parties, home shows often provide an excellent opportunity to recruit new Brand Partners.

PaperPie net revenues also include sales to schools and libraries through PaperPie Learning. PaperPie Learning is a separate program for eligible Brand Partners which requires certain qualifications and the completion of additional training requirements. The PaperPie Learning program includes book fairs which are held within an organization as the sponsor. The Brand Partner provides promotional materials to introduce our products to parents, who then turn in their orders at a designated time. The book fair program generates discounted products for the sponsoring organization.

PaperPie also generates revenues through various fundraiser programs directed toward schools and community organizations. Reach for the Stars is a pledge-based reading incentive program that provides cash and products to the sponsoring organization, and products for the participating children. An additional fundraising program, Cards for a Cause, offers Brand Partners the opportunity to help members of the community by sharing proceeds from the sale of specific items. Organizations do this by selling a variety box of greeting-type cards and donating a portion of the proceeds to help support their related causes.

Publishing Division

Our Publishing division operates in a market that is highly fragmented, with many types of retail companies engaged in selling children’s books and toys. The Publishing division’s customer base includes national book chains, regional and local bookstores, toy and gift stores, school supply stores, and museums. To reach these markets, the Publishing division utilizes a combination of commissioned sales representatives, as well as an in-house sales group located at our headquarters.

The table below shows the percentage of net revenues from our Publishing division based on market type:

Publishing Division Net Revenues by Market Type

	FY 2025	FY 2024
National chain bookstores	11%	2%
All other	89%	98%
Total net revenues	100%	100%

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

Publishing’s sales representatives actively target the smaller independent bookstore and gift shop customers. This market has seen continued growth due to a resurgence in the opening of local bookstores, toy stores, and specialty stores across the U.S., coupled with the efforts of both our in-house and outside sales representatives to increase sales to local and independent businesses. Our annual catalogs are mailed out to approximately 4,000 customers and potential customers on a yearly basis. See Publishing Operating Results for discussion of our updated distribution agreement with Usborne.

Result of Operations

The following table shows our statements of operations data:

	Twelve Months Ended February 28 (29),
	2025	2024
Product revenues, net of discounts and allowances	$32,547,700	$48,654,200
Transportation revenue	1,643,300	2,376,100
Net revenues	$34,191,000	51,030,300
Cost of goods sold	13,163,300	18,045,400
Gross margin	21,027,700	32,984,900

Operating expenses
Operating and selling	5,751,600	8,789,200
Sales commissions	10,096,600	16,105,600
General and administrative	11,955,100	13,991,000
Total operating expenses	27,803,300	38,885,800

Interest expense	2,188,400	2,758,900
Other income	(2,109,000)	(9,394,300)
Earnings (loss) before income taxes	(6,855,000)	734,500

Income tax expense (benefit)	(1,591,400)	188,100
Net earnings (loss)	$(5,263,600)	$546,400

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below:

Non-Segment Operating Results

Total operating expenses not associated with a reporting segment were $9.9 million for the fiscal year ended February 28, 2025, compared to $11.3 million for the same period a year ago. Operating expenses decreased $1.4 million primarily as a result of a reduction in labor expenses of $0.9 million, with our warehouse payroll having the largest reduction, plus a $0.7 million decrease in depreciation expense due to the sale of the Company’s old headquarters and classification as assets held for sale of our current headquarters and excess warehouse and machinery and equipment, and a $0.4 million decrease in freight-handling costs associated with a decrease in product revenues prior to discounts and allowances, offset by a $0.4 million increase in building rent due to sale and leaseback of our excess warehouse facility and additional warehouse space in Tulsa and Missouri used to house excess inventory, $0.1 million increase in personal property taxes, and $0.1 million increase in reserve for bad debt due to an increase in long-term and consignment inventory reserves.

Interest expense decreased $0.6 million, to $2.2 million for fiscal year ended February 28, 2025, compared to $2.8 million reported for fiscal year ended February 29, 2024, with a $0.3 million decrease due primarily to the paydown of the line of credit required by the bank, and a $0.3 million decrease from the reduction of principle on the two term loans.

Other income decreased $7.3 million, to $2.1 million for fiscal year ended February 28, 2025, compared to $9.4 million reported for fiscal year ended February 29, 2024, due to a $3.8 million decrease of other income related to the Employee Retention Credit received in fiscal 2024, a $4.0 million decrease due to the gain from the sale of the excess warehouse facility recognized in fiscal 2024, and a $0.3 million decrease from the loss associated with the abandonment of the Host Portal IT project, offset by $0.7 million increase in rental income due to the new tenant lease in our headquarters facility that started in the second quarter of fiscal 2025, and a $0.1 million increase related to royalties received from a promotion with Chick-fil-A which used a version of our books to distribute with their kids meals.

Income taxes decreased $1.8 million, to a tax benefit of $1.6 million for the fiscal year ended February 28, 2025, from a tax expense of $0.2 million for the same period a year ago. This decrease was primarily related to the decrease in taxable income for the current fiscal year compared to the prior fiscal year. The effective tax rate decreased by 2.4%, to 23.2% for fiscal year ending February 28, 2025, as compared to 25.6% for fiscal year ended February 29, 2024, primarily due to sales mix fluctuations between states and credits eligible for research and development expenses. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 28 (29):

	Twelve Months Ended February 28 (29),
	2025	2024
Net revenues	29,850,300	45,625,200

Cost of goods sold	11,406,000	15,745,500
Gross margin	18,444,300	29,879,700

Operating expenses
Operating and selling	4,575,400	7,151,300
Sales commissions	9,998,800	15,925,100
General and administrative	1,919,300	2,674,100
Total operating expenses	16,493,500	25,750,500

Operating income	$1,950,800	$4,129,200

Average number of active Brand Partners	12,300	18,300

PaperPie net revenues decreased $15.7 million, or 34.4%, to $29.9 million for the fiscal year ended February 28, 2025, when compared with net revenues of $45.6 million reported for the fiscal year ended February 29, 2024. The average number of active Brand Partners in fiscal year 2025 was 12,300, a decrease of 6,000, or 32.8%, from 18,300 in fiscal year 2024. The Company reports the average number of active Brand Partners as a key indicator for this division. The Company saw new Brand Partner recruiting negatively impacted due to several factors including economic factors that include inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. Additionally, the Company executed a new distribution agreement with Usborne Publishing Limited in fiscal 2023. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie. This rebranding was completed in the fourth quarter of fiscal 2023. The reduced sales and uncertainty resulting from the new Usborne distribution agreement increased Brand Partner turnover and negatively impacted new Brand Partner recruits. We expect this impact on sales to continue as inflationary pressures persist.

PaperPie gross margin decreased $11.5 million, or 38.5%, to $18.4 million for the fiscal year ended February 28, 2025, from $29.9 million reported for fiscal year ended February 29, 2024. Gross margin as a percentage of net revenues decreased 3.7% to 61.8% for fiscal year 2025 when compared to 65.5% for fiscal year 2024. The decrease in gross margin as a percentage of net revenues is primarily attributed to increased discounts and promotions offered in fiscal 2025 to spur sales and turn excess inventory into cash, which was used to pay down payables and bank debts.

Total PaperPie operating expenses decreased $9.3 million, or 36.0%, to $16.5 million during the fiscal year ended February 28, 2025, when compared with $25.8 million reported for the fiscal year ended February 29, 2024. Operating and selling expenses decreased $2.6 million, to $4.6 million for the fiscal year ended February 28, 2025, from $7.2 million reported in the same period a year ago. These decreased expenses were due to a $1.7 million decrease in shipping costs associated with the decrease in volume of orders shipped, and a decrease of $0.8 million in accruals for Brand Partner incentive trip expenses, as well as a $0.1 million decrease in various other expenses. Sales commissions decreased $5.9 million, to $10.0 million during the fiscal year ended February 28, 2025, when compared to $15.9 million reported in the same period a year ago primarily due to the decrease in net revenues. General and administrative expenses decreased $0.8 million, to $1.9 million during the fiscal year ended February 28, 2025, when compared with $2.7 million reported for the fiscal year ended February 29, 2024. This decrease was due to a $0.4 million decrease in credit card transaction fees and $0.2 million decrease in payroll expenses, both associated with decreased sales volumes, as well as $0.2 million decrease in various other expenses.

Operating income of our PaperPie division decreased $2.1 million, or 51.2%, to $2.0 million for the fiscal year ended February 28, 2025, as compared to $4.1 million reported for fiscal year ended February 29, 2024. Operating income for the PaperPie division as a percentage of net revenues for the year ended February 28, 2025 was 6.5%, compared to 9.1% for the year ended February 29, 2024, a decrease of 2.6%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues due primarily from the reduced number of active brand partners and higher discounts offered to spur sales.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28 (29):

	Twelve Months Ended February 28 (29),
	2025	2024
Net revenues	4,340,700	5,405,100

Cost of goods sold	1,757,300	2,299,800
Gross margin	2,583,400	3,105,300

Total operating expenses	1,428,000	1,882,000

Operating income	$1,155,400	$1,223,300

Our Publishing division’s net revenues decreased $1.1 million, or 20.4%, to $4.3 million for fiscal year ended February 28, 2025 from $5.4 million reported for fiscal year ended February 29, 2024. The Publishing divisions net revenues decreased as the new distribution agreement with Usborne does not allow the retail division to sell these products. Retail sales of Usborne products discontinued in the first quarter of fiscal 2024.

Gross margin decreased $0.5 million, or 16.1%, to $2.6 million for fiscal year ended February 28, 2025, from $3.1 million reported for fiscal year ended February 29, 2024. Gross margin as a percentage of net revenues increased 2.0%, to 59.5% for fiscal year 2025, compared to 57.5% reported in the same period a year ago mainly due to product mix change. During fiscal 2025, sales of SmartLab Toys increased, which has a lower cost of goods sold than the Usborne product line that was discontinued in fiscal 2024.

Operating expenses decreased $0.5 million, or 26.3%, to $1.4 million for fiscal year ended February 28, 2025, from $1.9 million reported for fiscal year ended February 29, 2024. The decrease in operating expenses resulted from the decrease in sales commissions of $0.1 million for EDC Publishing due to lower net revenues and the restructuring of our in-house sales department, a decrease in freight expense of $0.1 million associated with lower sales, and a decrease of $0.3 million in payroll expenses.

Operating income for the segment remained consistent at $1.2 million for fiscal year ended February 28, 2025 and February 29, 2024.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses, and to pay down the revolving line of credit and portions of the term debts with our bank. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock. We utilize a bank credit facility and other term loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of fiscal year 2025, our revolving bank credit facility loan balance was $4.2 million with $0.6 million of borrowing availability.

During fiscal year 2025, we experienced positive cash flows from operations of $3,211,700. These cash flows resulted from:

●	net loss of $5,263,600

Adjusted for:

●	depreciation and amortization expense of $1,724,900

●	share-based compensation expense, net of $403,300

●	net loss on sale of assets of $321,400

●	provision for inventory allowance of $144,000

●	provision for credit losses of $48,000

Offset by:

●	deferred income taxes of $1,129,600

Positively impacted by:

●	decrease in inventories, net of $10,754,100

●	increase in deferred revenues of $91,700

Negatively impacted by:

●	decrease in accounts payable of $2,062,800

●	decrease in accrued salaries and commissions, and other liabilities of $918,400

●	decrease in income taxes payable of $312,500

●	increase in accounts receivable of $237,100

●	increase in prepaid expenses and other assets of $168,300

Cash used in investing activities was $429,600 for capital expenditures, consisting of $396,200 in new software development costs to add new features to our proprietary systems that PaperPie Brand Partners use to monitor their business and place customer orders and $43,200 in building improvements, offset by $9,800 from the sale of machinery and equipment.

Cash used in financing activities was $3,083,000, which was comprised of net payments on the line of credit of $1,300,000 and payments on term debt of $1,800,000, offset by $17,000 from other financing activities.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender, will provide us with the liquidity we need to support ongoing operations. Cash generated from operations will be used to pay down existing debts with our bank and to purchase replacement inventory and new inventory in order to improve our product offerings.

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Revised Loan Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and encouraged the Company to use its best efforts to cancel existing purchase orders. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%. The Revised Loan Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

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

On June 13, 2024, the Company executed the Fifth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective May 31, 2024, adjusts the maximum availability of the Revolving Loan commitment to $7,000,000 through the maturity date of October 4, 2024. The Amendment also requires an additional decrease in the Revolving Loan to $4,500,000.

On October 7, 2024, the Company executed the Sixth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective October 3, 2024, extended the maturity date to January 4, 2025 and includes required step downs on the Revolving Loan to $5,500,000 by November 30, 2024.

On January 13, 2025, the Company executed the Seventh Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective January 4, 2025, adjusted the maximum availability of the Revolving Loan commitment to $4,750,000 through the maturity date of April 4, 2025.

On April 16, 2025, the Company executed the Eighth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective April 4, 2025, increases the Revolving Loan interest rate on the effective date to SOFR + 6.00%, extends the maturity date of the Revolving Loan to July 11, 2025, and includes a required step down on the Revolving Loan to $4,500,000 million by May 31, 2025. The Amendment also redefined the maturity dates of the two term loans to September 19, 2025 (see Note 20 of the notes to the financial statements).

Available credit under the current $4,750,000 revolving line of credit with the Company’s Lender was approximately $551,900 at February 28, 2025.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with original 5-year maturity date of August 9, 2027, revised to September 19, 2025. See Note 12 and Note 20 of the financial statements for additional information.

(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%

(iv)	$4.8 Million Revolving Loan with maturity date of July 11, 2025. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 5.50% (effective rate was 9.85% at February 28, 2025), revised to SOFR + 6% effective April 4, 2025.

(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at February 28, 2025)

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The short-term duration of the revolving and term loans and uncertainty of the bank’s ongoing support beyond July 11, 2025, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate. The proceeds from the sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory, which will generate free cash flows, and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off-Balance Sheet Arrangements

As of February 28, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season along with increased sales during the Easter holiday season. Historically, we have experienced an increase in inventory during the Summer in anticipation for the Fall increase in sales. We do not expect inventory to increase in fiscal year 2026 as we continue to sell-down excess inventory.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, provision for credit losses, allowance for sales returns, long-lived assets, and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The restricted share awards under the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) and 2022 Long-Term Incentive Plan (“2022 LTI Plan”) contain both service and performance conditions. The Company recognizes share-based compensation expense only for the portion of the restricted share awards that are considered probable of vesting. Shares are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee has been established. The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

During fiscal years 2025 and 2024, the Company recognized $0.4 million and $0.2 million, respectively, of compensation expense associated with the shares granted.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 28, 2025 and February 29, 2024.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for the fiscal years ended February 28, 2025 and February 29, 2024, respectively.

Inventory

Our inventory contains approximately 2,000 titles, each with different rates of sale depending upon the nature and popularity of the title. Almost all of our product line is saleable as the products are not topical in nature and remain current in content today as well as in the future. Most of our products are printed in China, Europe, Singapore, India, Malaysia, and Dubai typically resulting in a four- to eight-month lead-time to have a title printed and delivered to us.

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $16.3 million and $12.3 million at February 28, 2025 and February 29, 2024, respectively. Noncurrent inventory valuation allowances were $0.7 million at February 28, 2025 and $0.6 million at February 29, 2024.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing our Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 17.3% of our active Brand Partners maintained consignment inventory at the end of fiscal year 2025. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.3 million and $1.4 million at February 28, 2025 and February 29, 2024, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.2 million at February 28, 2025, and $1.0 million at February 29, 2024.

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

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 28, 2025. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to them, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported in accordance with the time periods specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

During the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) through 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well they are designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk, that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

(b) Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Executive Officers of the Registrant” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

(c) Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 2, 2025.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

Schedules have been omitted as such information is either not required or is included in the financial statements.

2. Exhibits

*3.1	Restated Certificate of Incorporation dated April 26, 1968, and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

*3.2	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

*3.3	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

*3.4	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

*4.1	Specimens of Common Stock Certificates are incorporated herein by reference to Exhibits 3.1 and 3.2 to Registration Statement on Form 10-K (File No. 0-04957) filed June 29, 1970.

*10.1	Usborne Agreement-Contractual agreement by and between the Company and Usborne Publishing Limited dated November 25, 1988 is incorporated herein by reference to Exhibit 10.12 to Form 10-K dated February 28, 1989 (File No. 0-04957).

*10.2	Party Plan-Contractual agreement by and between the Company and Usborne Publishing Limited dated March 14, 1989 is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 28, 1989 (File No. 0-04957).

*10.3	Amendment dated January 1, 1992 to Usborne Agreement - Contractual agreement by and between the Company and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.13 to Form 10-K dated February 29, 1992 (File No. 0-04957).

10.4	Educational Development Corporation 2002 Incentive Stock Option Plan is incorporated herein by reference to Exhibit A to definitive proxy statement on Schedule 14A dated May 23, 2002 (File No. 0-04957).

10.5	Amendment dated November 12, 2002 to Usborne Agreement – Contractual agreement by and between us and Usborne Publishing Limited is incorporated herein by reference to Exhibit 10.32 to Form 10-K dated February 28, 2003 (File No. 0-04957).

10.6	Employment Agreement between Randall W. White and the Company dated February 28, 2004 incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2005 (File No. 0-04957).

10.7	Purchase and Sale Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.8 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.8	Lease Agreement dated December 1, 2015 by and between the Company and Hilti, Inc., Tulsa, OK incorporated herein by reference to Exhibit 10.9 to Form 10-K dated February 28, 2019 (File No. 0-04957).

10.9	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.10	Credit Agreement dated August 9, 2022 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.11	First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. Is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.12	Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.13	Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

10.14	Fourth Amendment to Credit Agreement, dated December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957)..

10.15	Fifth Amendment to Credit Agreement, effective May 31, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 17, 2024 (File No. 0-04957).

10.16	Sixth Amendment to Credit Agreement, effective October 3, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated October 7, 2024 (File No. 0-04957).

10.17	Seventh Amendment to Credit Agreement, effective January 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.09 to Form 10-Q dated November 30, 2024 (File No. 0-04957).

10.18	Eighth Amendment to Credit Agreement, effective April 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated April 17, 2025 (File No. 0-04957).

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of the Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer) of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***97.1	Educational Development Corporation’s Clawback Policy is incorporated herein by reference to Exhibit 97.1 to Form 10-K dated May 21, 2024 (File No. 0-04957).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith
***	Management Contract or compensatory plan or arrangement

Item 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 19, 2025	By	/s/ Craig M. White
Craig M. White
President, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date:	May 19, 2025	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 19, 2025	/s/ Craig M. White
Craig M. White, Director
President, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

	May 19, 2025	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal,
Director

	May 19, 2025	/s/ Bradley V. Stoots
Bradley V. Stoots,
Director

	May 19, 2025	/s/ Dr. Amy N. Emmerson
Dr. Amy N. Emmerson,
Director

	May 19, 2025	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2025 and February 29, 2024, the related statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity and Management’s Plans

Certain adverse conditions and events raised substantial doubt over the Company’s ability to meet its obligations over the next 12 months. Management has evaluated these conditions and concluded that its plans have alleviated the substantial doubt about the Company’s ability to continue for at least the next 12 months.

To assess their ability to meet obligations as they come due, the Company has forecasted future financial results which require significant judgment and estimation. Additionally, there is significant judgment and increased levels of audit effort involved in determining that it is probable that management’s plans will be effectively implemented and alleviate substantial doubt about the Company’s ability to continue beyond the next 12 months.

Our audit procedures performed to address this critical audit matter included, among others:

●	Reviewing and evaluating management’s plans for dealing with the adverse effects of the conditions and events.

●	Evaluating the reasonableness of management’s significant assumptions and judgments used in the preparation of the forecast.

●	Comparing the forecast to historical results, recent trends used in other audit areas and actual results subsequent to year end.

●	Evaluating the adequacy of the disclosure included in the notes to the financial statements.

/s/ HOGANTAYLOR LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma

May 19, 2025

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS
AS OF FEBRUARY 28 (29),

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$428,400	$844,500
Restricted cash	548,100	432,900
Accounts receivable, less allowance for credit losses of $112,300 (2025) and $129,000 (2024)	2,126,000	1,936,900
Inventories - net	29,099,600	43,913,200
Prepaid expenses and other assets	768,100	630,800
Assets held for sale	19,277,000	18,281,100
Total current assets	52,247,200	66,039,400

INVENTORIES - net	15,592,500	11,677,000
PROPERTY, PLANT AND EQUIPMENT - net	6,398,700	8,939,600
DEFERRED INCOME TAX ASSET	2,536,100	1,406,500
OPERATING LEASE RIGHT-OF-USE ASSETS	1,108,100	1,614,900
OTHER ASSETS	431,700	427,600
TOTAL ASSETS	$78,314,300	$90,105,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,847,400	$3,910,200
Line of credit	4,198,100	5,498,100
Deferred revenues	491,800	583,500
Operating lease liabilities, current	697,000	726,900
Current maturities of long-term debt	26,685,500	1,800,000
Accrued salaries and commissions	313,700	384,400
Income taxes payable	460,900	773,400
Other current liabilities	2,528,300	3,338,100
Total current liabilities	37,222,700	17,014,600

LONG-TERM DEBT - net	-	26,640,700
OPERATING LEASE LIABILITIES, noncurrent	411,100	888,000
OTHER LONG-TERM LIABILITIES	112,900	111,000
Total liabilities	37,746,700	44,654,300

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,583,201 (2025) and 8,575,088 (2024) shares	2,540,400	2,540,400
Capital in excess of par value	13,800,000	13,405,400
Retained earnings	37,303,000	42,566,600
Accumulated other comprehensive income (loss)	(15,400)	24,400
	53,628,000	58,536,800
Less treasury stock, at cost	(13,060,400)	(13,086,100)
Total shareholders’ equity	40,567,600	45,450,700
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,314,300	$90,105,000

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28 (29),

	2025	2024
PRODUCT REVENUES, net of discounts and allowances	$32,547,700	$48,654,200
Transportation revenue	1,643,300	2,376,100
NET REVENUES	34,191,000	51,030,300
COST OF GOODS SOLD	13,163,300	18,045,400
Gross margin	21,027,700	32,984,900

OPERATING EXPENSES:
Operating and selling	5,751,600	8,789,200
Sales commissions	10,096,600	16,105,600
General and administrative	11,955,100	13,991,000
Total operating expenses	27,803,300	38,885,800

INTEREST EXPENSE	2,188,400	2,758,900
OTHER INCOME	(2,109,000)	(9,394,300)

EARNINGS (LOSS) BEFORE INCOME TAXES	(6,855,000)	734,500

INCOME TAX EXPENSE (BENEFIT)	(1,591,400)	188,100
NET EARNINGS (LOSS)	$(5,263,600)	$546,400

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	$(0.63)	$0.07
Diluted	$(0.63)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,348,971	8,269,971
Diluted	8,348,971	8,285,230
Dividends per share	$-	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED FEBRUARY 28 (29),

	February 28 (29),
	2025	2024
Net earnings (loss)	$(5,263,600)	$546,400
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate exchange agreement	(39,800)	24,400
Comprehensive income (loss)	$(5,303,400)	$570,800

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
AS OF FEBRUARY 28 (29),

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income (Loss)	Number of Shares	Amount	Shareholders’ Equity
BALANCE - February 28, 2023	12,702,080	$2,540,400	$13,193,400	$42,020,200	$-	3,988,791	$(12,522,200)	$45,231,800
Purchases of treasury stock	-	-	-	-	-	138,201	(563,900)	(563,900)
Forfeiture of restricted shares	-	-	-	-	-	35,285	-	-
Issuance of restricted share awards for vesting	-	-	-	-	-	(35,285)	-	-
Change in fair value of interest rate exchange agreement	-	-	-	-	24,400	-	-	24,400
Share-based compensation expense – net	-	-	212,000	-	-	-	-	212,000
Net earnings	-	-	-	546,400	-	-	-	546,400
BALANCE - February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Purchases of treasury stock	-	-	600	-	-	400	(1,300)	(700)
Sales of treasury stock			(9,300)			(8,513)	27,000	17,700
Change in fair value of interest rate exchange agreement	-	-	-	-	(39,800)	-	-	(39,800)
Share-based compensation expense – net	-	-	403,300	-	-	-	-	403,300
Net loss	-	-	-	(5,263,600)	-	-	-	(5,263,600)
BALANCE - February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28 (29),

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,263,600)	$546,400
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,724,900	2,487,200
Deferred income taxes	(1,129,600)	(609,700)
Provision for credit losses	48,000	33,300
Provision for inventory valuation allowance	144,000	85,900
Share-based compensation expense - net	403,300	212,000
Loss on abandonment of asset	318,100	-
Net loss (gain) on sale of assets	3,300	(4,016,700)
Changes in assets and liabilities:
Accounts receivable	(237,100)	936,500
Inventories	10,754,100	8,130,000
Prepaid expenses and other assets	(168,300)	197,100
Accounts payable	(2,062,800)	46,300
Accrued salaries and commissions, and other liabilities	(918,400)	(51,900)
Deferred revenues	(91,700)	(19,200)
Income taxes payable/receivable	(312,500)	773,400
Total adjustments	8,475,300	8,204,200
Net cash provided by operating activities	3,211,700	8,750,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(439,400)	(821,800)
Proceeds from sale of assets	9,800	4,858,900
Net cash provided by (used in) investing activities	(429,600)	4,037,100
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(1,800,000)	(6,499,100)
Cash paid to acquire treasury stock	(700)	(563,900)
Sales of treasury stock	17,700	-
Net payments under line of credit	(1,300,000)	(5,136,400)
Net cash used in financing activities	(3,083,000)	(12,199,400)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(300,900)	588,300
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	1,277,400	689,100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$976,500	$1,277,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$2,156,300	$2,805,800
Cash paid for income taxes - net of refunds	$(274,300)	$24,400

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Fair value of the interest rate exchange agreement	$(39,800)	$24,400

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications— Certain reclassifications have been made to the fiscal 2024 statement of operations and notes to the financial statements to combine gross sales and discounts and allowances now presented as product revenues, net of discount and allowances to conform with the current year financial statement presentation. These reclassifications had no effect on net earnings.

Liquidity— In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Determining the extent to which conditions or events raises substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as completing the planned sale of owned real estate, changes in our Brand Partners, sales growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management’s plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

The short-term duration of the revolving and term loans and uncertainty of the bank’s ongoing support beyond July 11, 2025, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to pay off its bank debts by selling owned real estate. Upon closing, the proceeds from the real estate sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. The Company began listing the owned real estate in fiscal 2024 but due to the size of the real estate transaction, the sale process has continued beyond several of the short-term amendment expirations. The bank has continued to extend the maturity dates on the revolving and term loans providing evidence of their support of the sale process and management’s plans to use the proceeds to pay off all bank debts. In addition, management’s plans include reducing inventory which will generate free cashflows and building the number of active PaperPie Brand Partners back to historical levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Sales Concentration—Significant portions of our sales are generated in our Direct Sales division, PaperPie. Of these sales, a substantial portion are facilitated through the use of social media collaboration platforms that allow our Brand Partners to interact in real-time, or near real-time, with customers. Brand Partners use these platforms to invite potential customers to “online parties,” provide product recommendations, answer questions, and provide links to other supporting online materials. When a customer is ready to purchase products from the online party, they are redirected from the social media platform to the Brand Partner’s company hosted e-commerce site where the order can be placed.

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000. We have never experienced any losses related to these balances. The majority of payments settled from banks for third party credit card transactions process within three to twenty business days, depending on the credit card processors reserve requirements. The payments in transit from our credit card processors and the short-term certificate of deposit with our bank supporting our monthly credit card usage are classified as restricted cash. Cash and cash equivalents include demand and time deposits, money market funds, and other short-term investments with maturities of three months or less when acquired.

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date. Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivables are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. The carrying amount also includes rent receivables in connection with our lessor arrangements, which include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842 (See Note 11 of the financial statements for additional information).

Management periodically reviews accounts receivable balances and based on an assessment of historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions, and current economic trends, estimates the portion of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Recoveries of accounts receivable previously written off are recorded as income when received.

Inventories—Inventories are stated at the lower of either cost or net realizable value. Cost is determined using the average costing method. We present a portion of our inventory as a non-current asset. Occasionally we purchase product inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our primary supplier or changes in sales levels. We estimate non-current inventory using an anticipated turnover ratio by title, based primarily on historical trends. These excess quantities of 2½ years of anticipated sales are classified as noncurrent inventory.

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers, and the individual shipment terms for the order. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. Consignment inventory is stated at the lower of either cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment, excluding the estimated reserve, with Brand Partners was $1,335,700 and $1,388,700 at February 28, 2025 and February 29, 2024, respectively. The Company has a reserve for consignment inventory not expected to be sold or returned of $402,400 and $379,600 as of February 28, 2025, and February 29, 2024, respectively.

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

Capitalized projects that are not placed in service are recorded as in progress and are not depreciated until the related assets are placed in service, including capitalized software. The development of customer and Brand Partner software applications is critical to our ongoing business operations and included in capitalized software. External and internal costs associated with the development of new software applications incurred during the application development stage are capitalized. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of the sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation of the asset and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our balance sheet. Refer to Note 3.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of the carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal years 2025 or 2024.

Leases—We have both lessee and lessor arrangements. Our leases are evaluated at inception or at any subsequent modification. Depending on the terms, leases are classified as either operating or finance leases if we are the lessee, or as operating, sales-type or direct financing leases if we are the lessor, as appropriate under ASC 842 – Leases. In accordance with ASC 842, we have made an accounting policy election to not apply the standard to lessee arrangements with a term of one year or less and no purchase option that is reasonably certain of exercise. We account for these short-term arrangements by recognizing payments and expenses as incurred, without recording a lease liability and right-of-use asset. We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components are not material and do not result in significant timing differences in the recognition of rental expenses or income.

We recognize lease liabilities, reported on the balance sheets, for each lease based on the present value of the remaining minimum fixed rental payments (which include payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. Expected payments in the next twelve months are classified as current lease liabilities. Payments in excess of twelve months are classified as long-term lease liabilities. We also recognize a right-of-use asset, on the balance sheet for each lease, which is valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of the initial recognition. The lease liability and right-of-use assets are reduced over the term of the lease as payments are made and the assets are used. Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expensed in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

Revenues associated with the lessor leases are recorded on a straight-line basis over the initial lease term and are reported in other income in the statements of operations. We recognize variable rental payments as revenue in the period in which the changes in facts and circumstances, on which the variable lease payments are based, occur. Sublease rental income is recognized on a straight-line basis over the duration of each lease term.

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

Revenue Recognition—Revenue is derived from the sales of children’s books and related products which are generally capable of being distinct and accounted for as a single performance obligation to deliver tangible goods. Substantially all of our products are sold to end consumers through our PaperPie division and to retail outlets through our Publishing division. Refer to Note 16 – Business Segments for revenue by segment. Revenues of both divisions are recognized when the product is shipped, FOB-Shipping Point, which is the point in time the customer obtains control of the products and risk of loss and rewards of ownership have been transferred. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for as a pass-through liability and therefore are excluded from net sales.

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

Certain PaperPie sales contracts associated with the hostess award programs include sales incentives, such as discounted products. These incentives provide a separate performance obligation in the contract and material rights to the customer. The transaction price is allocated to the material right based on its relative standalone selling price and is recognized in revenue as the performance obligations are satisfied, which occurs at shipping point or at the expiration of the material right. As the products included as sales incentives are shipped with the associated products ordered, there is no deferral required. Revenues allocated to the material right are recognized in product revenues, net of discounts and allowances, and cost of goods sold in our statements of operations.

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing’s sales may be collected at the time the product is shipped, or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and cost of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit and most damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 for both February 28, 2025 and February 29, 2024, which is included in other current liabilities on the Company’s balance sheet. In addition, management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheet for both February 28, 2025 and February 29, 2024.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in general and administrative expenses in the statements of operations, were $265,500 and $373,400 for the years ended February 28, 2025 and February 29, 2024, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $4,574,200 and $6,744,400 for the years ended February 28, 2025 and February 29, 2024, respectively.

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

Interest Rate Exchange Agreement—The interest rate exchange agreement (“swap agreement”) is recognized on the balance sheet at its fair value. On the date the swap agreement is entered into, the Company designates the swap agreement as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge) if the applicable criteria are met. Changes in the fair value of the swap agreement are recorded in other comprehensive income.

The Company formally documents all the relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether they are highly effective in offsetting changes in cash flows of hedged items. When it is determined that the swap agreement is not highly effective or that it has ceased to be highly effective, the Company discontinues hedge accounting prospectively as discussed below.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 28 (29),
	2025	2024
Earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$(5,263,600)	$546,400
Shares:
Weighted average shares outstanding-basic	8,348,971	8,269,971
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	15,259
Weighted average shares outstanding-diluted	8,348,971	8,285,230

Diluted earnings (loss) per share:
Basic	$(0.63)	$0.07
Diluted	$(0.63)	$0.07

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above:

	Year Ended February 28 (29),
	2025	2024
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	139,249	-

New Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us:

New Accounting Standards or Updates Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The ASU requires public entities to adopt this new guidance on a retrospective basis. The Company adopted ASU 2023-07 for the fiscal year ended February 28, 2025, and applied it retrospectively to all prior periods presented. See Note 16 “Business Segments” for further information.

New Accounting Standards or Updates Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning March 1, 2027, and interim periods beginning March 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s financial statements and disclosures.

2. CASH

The table below reconciles cash, cash equivalents, and restricted cash as reported in the balance sheet to the total of the same amounts shown in the statements of cash flows:

	February 28 (29),
Cash and cash equivalents	$428,400	$844,500
Restricted cash	548,100	432,900
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$976,500	$1,277,400

The Company has contracted with Nexio and PayPal, Inc., third-party merchant service processors, to capture Visa, Discover, Mastercard and PayPal payments from customers. Approximately 90% of all payments received by the Company are channeled through these processors. These processors hold cash payments received from customers in reserve for a specified number of days to offset any potential chargebacks. The Company also has a short-term certificate of deposit with the Company’s bank as collateral for business credit card use. The Company has classified the cash held in reserves by Nexio and PayPal and the restricted certificate of deposit as restricted cash.

3. ASSETS HELD FOR SALE

During the third quarter of fiscal 2024, the Company listed its real estate property located at 5402 S. 122nd E. Ave, Tulsa, Oklahoma 74146 for sale. This property, consisting of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land, was appraised in November 2024 with a market value of approximately $47,410,000. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024.

As presented in the marketing materials associated with the listed Hilti Complex, EDC expects to assign the existing tenant leases to the buyer along with executing a new lease for the Company’s occupied space; but retain ownership of the excess land, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex. The initial term of the lease is expected to be 10 years, and the initial lease rate is expected to be $8.00 per square foot, with 2.0% annual escalations beginning in year two of the lease. The Lease will also include triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance, including roof and structural maintenance. Additionally, the Seller will retain the rights to sublease, subject to buyer approval, any available unused space in the building during the lease term. The Lease will also encompass other standard terms that are customary in the local market.

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, In the second quarter of fiscal 2025, the Company made available and committed to sell the equipment removed. The Company is actively trying to locate a buyer as of February 28, 2025. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once Management determined that the equipment removed met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024.

The assets held for sale consist of property and equipment. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $19,277,000 and $18,281,100 as of February 28, 2025, and February 29, 2024, respectively, and is separately recorded on the balance sheet.

4. INVENTORIES

Inventories consist of the following:

	February 28 (29),
	2025	2024
Current:
Product inventory	$29,530,100	$44,303,000
Inventory valuation allowance	(430,500)	(389,800)
Inventories net - current	$29,099,600	$43,913,200

Noncurrent:
Product inventory	$16,326,500	$12,269,200
Inventory valuation allowance	(734,000)	(592,200)
Inventories net - noncurrent	$15,592,500	$11,677,000

Inventory in transit totaled $25,500 and $264,000 at February 28, 2025 and February 29, 2024, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

5. BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 28, 2025, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Year Ended February 28 (29),
	2025	2024
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$12,282,100	$20,981,400
% of total PaperPie Product revenues, net of discounts	43.5%	48.5%
Publishing division	-	1,304,000
% of total Publishing Product revenues, net of discounts	0.0%	24.2%
Total Product revenues, net of discounts of Usborne products	$12,282,100	$22,285,400

Purchases received by product type:
Usborne	$230,100	$2,052,300
% of total purchases received	9.3%	22.2%
All other product types	2,243,200	7,188,800
% of total purchases received	90.7%	77.8%
Total purchases received	$2,473,300	$9,241,100

Total Usborne inventory owned by the Company and included in our balance sheets was $23,696,800 and $29,010,200 as of February 28, 2025 and February 29, 2024, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28 (29),
	2025	2024
Machinery and equipment	10,224,600	14,156,400
Furniture and fixtures	124,000	124,000
Capitalized software	3,350,100	2,964,200
Molds and tooling	733,200	733,200
Capitalized software - in progress	-	313,500
Total property, plant and equipment	14,431,900	18,291,300
Less accumulated depreciation	(8,033,200)	(9,351,700)
Property, plant and equipment-net	$6,398,700	$8,939,600

During the fourth quarter of fiscal 2025 the Company decided to abandon a third-party host platform project that was customized for PaperPie brand partners. The cost associated with the development of this project was removed from capitalized software-in progress and the related loss on abandonment of $318,100 is included in other income on the statement of operations for the year ended February 28, 2025.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28 (29),
	2025	2024
Accrued royalties	$228,800	$324,700
Accrued PaperPie incentives	897,700	1,393,000
Accrued property tax	254,400	334,700
Sales tax payable	237,200	265,500
Short-term note payable	407,300	452,000
Allowance for expected inventory returns	201,500	201,500
Other	301,400	366,700
Total other current liabilities	$2,528,300	$3,338,100

8. OTHER INCOME

A summary of other income is shown below:

	Year Ended February 28 (29),
	2025	2024
Federal tax credits realized	$-	$3,808,700
Gain from sale of assets	-	4,016,700
Rental income	2,274,900	1,544,000
Other income (loss)	(165,900)	24,900
Total other income	$2,109,000	$9,394,300

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28 (29),
	2025	2024
Deferred tax assets:
Allowance for credit losses	$30,300	$34,800
Inventory overhead capitalization	115,000	112,800
Inventory valuation allowance	116,200	102,500
Inventory valuation allowance – noncurrent	198,200	159,900
Allowance for sales returns	27,200	27,200
Research and development capitalization	457,600	418,900
Net operating loss carryforward (1)	1,141,200	572,600
Disallowed interest	1,655,500	1,236,600
Accruals	136,500	343,800
Total deferred tax assets	3,877,700	3,009,100

Deferred tax liabilities:
Property, plant, and equipment	(1,341,600)	(1,602,600)
Total deferred tax liabilities	(1,341,600)	(1,602,600)

Net deferred income tax assets	$2,536,100	$1,406,500

(1)	The Company’s net operating loss (“NOL”) carryforward was generated from losses incurred in fiscal 2025. The Company’s NOL can be carried forward indefinitely but are limited to an 80% maximum offset of taxable income. Authoritative guidance requires a valuation allowance to be established when determining whether deferred tax assets are more likely-than-not to be realized. Based on the Company’s evaluation, we determined the net deferred tax assets meet the requirements to be realized, and as such, no valuation allowance has been established.

The components of income tax expense (benefit) are as follows:

	Year Ended February 28 (29),
	2025	2024
Current:
Federal (1)	$-	$-
State (1)	-	-
	-	-
Deferred:
Federal	(1,439,500)	154,200
State	(151,900)	33,900
	(1,591,400)	188,100
Total income tax expense (benefit)	$(1,591,400)	$188,100

(1)	The Company incurred losses in fiscal 2025, resulting in a net operating loss carryforward and reclassification from current to deferred.

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	Year Ended February 28 (29),
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	6.6%	3.7%
Other	(4.4)%	0.9%
Total income tax expense	23.2%	25.6%

We file our tax returns in the U.S. and certain state jurisdictions in which we have nexus. We are no longer subject to income tax examinations by tax authorities for the fiscal years before 2020.

Based upon a review of our income tax filing positions, we believe that our positions would be sustained upon an audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded. We classify interest and penalties associated with income taxes as a component of income tax expense on the statements of operations. The Company qualifies for certain research and development tax credits which lowers the overall expected income taxes to be paid.

10. EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock which the Plan Administrator acquires directly from NASDAQ. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments. The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements. The Company’s matching contributions are discretionary and approved at the annual meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $104,000 and $151,700 during the years ended February 28, 2025 and February 29, 2024, respectively.

11. LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include six rental agreements where we have the exclusive use of dedicated office space in San Diego, California, Ogden, Utah, Seattle, Washington, a warehouse space in Joplin, Missouri and two leases for office and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases under ASC 842. Our lessor arrangements include three rental agreements for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

Operating Leases – Lessee

The Company’s lease assets and liabilities recognized within its balance sheets were as follows:

	February 28 (29),
	2025	2024
Operating lease assets:
Right-of-use assets	$1,108,100	$1,614,900

Operating lease liabilities:
Current lease liabilities	$697,000	$726,900
Long-term lease liabilities	$411,100	$888,000

The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	Year Ended February 28 (29),
	2025	2024
Weighted-average remaining lease term (months)	18.4	25.8
Weighted-average discount rate	4.89%	4.34%

The components of lease cost are as follows:

	Year Ended February 28 (29),
	2025	2024
Fixed lease costs	$790,400	$563,900

Future minimum rental payments under operating leases with initial terms greater than one year as of February 28, 2025, are as follows:

Years ending February 28
2026	713,900
2027	448,600
Total future minimum rental payments	1,162,500
Less: imputed interest	(54,400)
Total operating lease liabilities	$1,108,100

Supplemental cash flow information related to leases is as follows:

	Year Ended February 28 (29),
	2025	2024
Operating cash flows – operating leases	$790,400	$563,900

The Company assesses its leases to determine whether it is reasonably certain that these renewal options will be exercised. In general, most of the office space outside of Tulsa, Oklahoma is associated with remote employees. Their continued employment determines the need for this space. Much of the warehouse space outside of the Hilti Complex is used to store non-current inventory. As the Company sells down excess inventory, less outside space will be needed and any renewals will be for less space. Accordingly, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised.

Operating Leases – Lessor

In connection with the 2015 purchase of the Hilti Complex, we entered into a 15-year lease with the seller, a non-related third party, who leases 181,300 square feet, or 45.3% of the facility. The lessee pays $126,400 per month, through the lease anniversary date of December 2025 with a 2.0% annual increase adjustment on each anniversary date thereafter. The lease terms allow for one five-year extension, which is not a bargain renewal option, at the expiration of the 15-year term.

On May 26, 2024, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. The initial lease term was for five years, commenced July 1, 2024, and included an option to extend the lease term for an additional five years. The lessee pays $84,000 per month, with 3% escalations at the beginning of each year of the lease. The lease includes standard triple-net terms such that the tenant shall be responsible for utilities, insurance, property taxes, repairs, and maintenance, excluding roof and structure, which shall be the landlord’s responsibility. On December 20, 2024, the Company executed an amendment to its lease with the tenant. The amendment provides the tenant a $500,000 improvement allowance, providing $10,000 credit per month on their scheduled rental payments for 50 months, in exchange for extending the term of the lease for an additional five years through June 30, 2034.

The Company also subleases some office and warehouse space in one of it’s leased facilities.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2026	$2,657,700
2027	2,666,300
2028	2,676,600
2029	2,741,400
2030	2,807,900
Thereafter	7,111,700
Total	$20,661,600

The cost of the leased space was approximately $16,333,900 as of February 28, 2025, and $10,159,500 as of February 29, 2024, respectively. The accumulated depreciation associated with the leased assets was $3,906,700 and $2,776,400 as of February 28, 2025, and February 29, 2024, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale. The leased space was included in this reclassification.

12. DEBT

Debt consists of the following:

	February 28 (29),
	2025	2024
Line of credit	$4,198,100	$5,498,100

Floating rate term loan	$16,250,000	$17,300,000
Fixed rate term loan	10,550,900	11,300,900
Total term debt	26,800,900	28,600,900

Less current portion	(26,685,500)	(1,800,000)
Less debt issue cost	(115,400)	(160,200)
Long-term debt, net	$-	$26,640,700

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

On August 9, 2023, the Company executed the Third Amendment along with a Revised Credit Agreement (“Credit Agreement”) with the Lender. This amendment extended the Revolving Loan maturity date to January 31, 2024 and introduced a stepdown to the Revolving Commitment from $13,500,000, through August 30, 2023; to $10,500,000 through October 30, 2023; to $9,000,000 through November 29, 2023; to $5,000,000 through December 30, 2023; to $4,500,000 through January 30, 2024; and to $4,000,000 on January 31, 2024. The amendment restricted the Company from entering into any new purchase orders and use its best efforts to cancel existing purchase orders. The Third Amendment also increased the borrowing rate on the Revolving Loan to 30-Day Term SOFR Rate + 4.50%. The Credit Agreement was updated for the changes in the Third Amendment as well as removed the fixed charge ratio and the ability for borrowings to be accelerated before the January 31, 2024 Revolving Loan maturity date.

On November 30, 2023, the Company executed the Fourth Amendment to the Credit Agreement with the Lender. This amendment, effective December 1, 2023, increased the Revolving Loan commitment to $8,000,000 and extended the maturity date to May 31, 2024. The amendment also required the Company to list the Hilti Complex for sale, allowed the Company to execute additional purchase orders, subject to the lender’s approval and conditions, not to exceed $2,100,000 between December 1, 2023 and March 31, 2024, among other items. Proceeds from the sale of the property are to be used to pay down the borrowings with the Lender.

On June 13, 2024, the Company executed the Fifth Amendment to the Credit Agreement with the Lender. The amendment, effective May 31, 2024, adjusts the maximum availability of the Revolving Loan commitment to $7,000,000 through the maturity date of October 4, 2024. The Amendment decreased in the Revolving Loan to $4,500,000 from the effective date of the sale of the Hilti Complex among other restrictions and requirements.

On October 7, 2024, the Company executed the Sixth Amendment to the Credit Agreement with the Lender. The amendment, effective October 3, 2024, extended the maturity date to January 4, 2025, and decreased on the Revolving Loan to $5,500,000 by November 30, 2024.

On January 13, 2025, the Company executed the Seventh Amendment to the Credit Agreement with the Lender. The amendment, effective January 4, 2025, decreased the maximum availability of the Revolving Loan commitment to $4,750,000 through the maturity date of April 4, 2025.

On April 16, 2025, subsequent to year end, the Company executed the Eighth Amendment to the Credit Agreement with the Lender. The amendment, effective April 4, 2025, increased the Revolving Loan interest rate on the effective date to SOFR + 6.00%, extended the maturity date of the Revolving Loan to July 11, 2025, and includes a required step down on the Revolving Loan to $4,500,000 million by May 31, 2025. The amendment also changed the maturity dates of the two term loans to September 19, 2025.

Available credit under the current $4,750,000 revolving line of credit with the Company’s Lender was approximately $551,900 at February 28, 2025.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with 5-year maturity date of August 9, 2027, revised to September 19, 2025 subsequent to year end.

(ii)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

(iii)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%

(iv)	$4.8 Million Revolving Loan with maturity date of July 11, 2025. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 5.50% (effective rate was 9.85% at February 28, 2025), revised subsequent to year end to Term SOFR Rate + 6.00%

(v)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at February 28, 2025)

13. SHARE-BASED COMPENSATION

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

During fiscal year 2021, the Company granted 297,000 restricted shares under the 2019 LTI Plan with an average grant-date fair value of $6.30 per share. During fiscal year 2023, 18,000 restricted shares were forfeited, along with 760 additional shares purchased with dividends received from the original issue date. The 18,000 forfeited shares were re-granted to participants during fiscal 2023 with an average grant-date fair value of $2.08. The 760 shares purchased with dividends were not reissued. During fiscal year 2024, 35,285 restricted shares were forfeited and regranted to participants with an average grant-date fair value of $1.84. These granted shares totaling 297,000 shares vested on February 28, 2025.

A summary of compensation expense recognized in connection with restricted share awards as follows:

	Year Ended February 28 (29),
	2025	2024
Share-based compensation expense - net of forfeitures	$403,300	$212,000

The following table summarizes stock award activity during fiscal year 2025 under the 2019 LTI Plan:

	Shares	Weighted Average Fair Value (per share)
Outstanding at February 29, 2024	297,000	$5.53
Granted	-	-
Vested	(297,000)	5.53
Forfeited	-	-
Outstanding at February 28, 2025	-	$-

14. STOCK REPURCHASE PLAN

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

During fiscal year 2024, there was a repurchase of treasury stock for 138,201 shares for an average purchase price of $4.08 per share, which amounted to $563,900. During fiscal year 2025, 400 shares were repurchased under the amended 2008 plan. After the repurchase, the maximum number of shares that may be repurchased in the future is 375,993 as of February 28, 2025.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2025 and February 29, 2024:

	Net Revenues	Gross Margin	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2025
First quarter	$9,993,400	$6,459,400	$(1,279,000)	$(0.15)	$(0.15)
Second quarter	6,509,200	3,646,700	(1,803,400)	(0.22)	(0.22)
Third quarter	11,052,100	6,903,900	(835,700)	(0.10)	(0.10)
Fourth quarter	6,636,300	4,017,700	(1,345,500)	(0.16)	(0.16)
Total year	$34,191,000	$21,027,700	$(5,263,600)	$(0.63)	$(0.63)

2024
First quarter	$14,524,000	$9,373,600	$(872,800)	$(0.11)	$(0.11)
Second quarter	10,593,100	6,908,800	1,061,700	0.13	0.13
Third quarter	16,944,800	11,142,400	1,972,100	0.24	0.24
Fourth quarter	8,968,400	5,560,100	(1,614,600)	(0.19)	(0.19)
Total year	$51,030,300	$32,984,900	$546,400	$0.07	$0.07

16. BUSINESS SEGMENTS

We have two reportable segments: PaperPie and Publishing. These reportable segments are business units that offer different methods of distribution to different types of customers. They are managed separately based on the fundamental differences in their operations. Our PaperPie segment markets its products through a network of independent Brand Partners using a combination of internet sales, direct sales, home shows, and book fairs. Our Publishing segment markets its products to retail accounts, which include book, school supply, toy and gift stores, museums, trade and specialty wholesalers, through commissioned sales representatives, and our internal tele-sales group. See Note 5 for the impact of our updated Usborne distribution agreement on the Publishing segment.

The accounting policies for the segments are the same as those for the rest of the Company. We evaluate segment performance based on earnings before income taxes of the segments, which is defined as segment net revenues reduced by cost of sales and direct expenses. Direct expenses are composed of payroll, commissions, general and administrative, and operating and selling expenses. Corporate expenses, depreciation, interest expense, other income, and income taxes are not allocated to the segments but are listed in the “Other” row below. Corporate expenses include the executive department, accounting department, information services department, general office management, warehouse operations and building facilities management. Our assets and liabilities are not allocated on a segment basis. Separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. For the Company, the Chief Executive Officer is the CODM.

Information by industry segment for the years ended February 28, 2025 and February 29, 2024 is set forth below:

NET REVENUES

	Year Ended February 28 (29),
	2025	2024
Publishing	$4,340,700	$5,405,100
PaperPie	29,850,300	45,625,200
Total	$34,191,000	$51,030,300

EARNINGS (LOSS) BEFORE INCOME TAXES

	Year Ended February 28 (29),
	2025	2024
Publishing	$1,155,400	$1,223,300
PaperPie	1,950,800	4,129,200
Other	(9,961,200)	(4,618,000)
Total	$(6,855,000)	$734,500

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28 (29):

	Year Ended February 28 (29),
	2025	2024
Net revenues	4,340,700	5,405,100

Cost of goods sold	1,757,300	2,299,800
Gross margin	2,583,400	3,105,300

Operating expenses
Operating and selling	424,300	539,600
Sales commissions	97,700	180,500
General and administrative	906,000	1,161,900
Total operating expenses	1,428,000	1,882,000

Operating income	$1,155,400	$1,223,300

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 28 (29):

	Year Ended February 28 (29),
	2025	2024
Net revenues	29,850,300	45,625,200

Cost of goods sold	11,406,000	15,745,500
Gross margin	18,444,300	29,879,700

Operating expenses
Operating and selling	4,575,400	7,151,300
Sales commissions	9,998,800	15,925,100
General and administrative	1,919,300	2,674,100
Total operating expenses	16,493,500	25,750,500

Operating income	$1,950,800	$4,129,200

Average number of active Brand Partners	12,300	18,300

Information for the Other segment above for the years ended February 28, 2025 and February 29, 2024 is set forth below:

OTHER NON-SEGMENT EARNINGS (LOSS) BEFORE INCOME TAXES

	Year Ended February 28 (29),
	2025	2024
Operating and selling:
Freight	$668,500	$991,900
Computer support	83,400	106,400
Operating and selling total	751,900	1,098,300

General and administrative:
Payroll	4,672,600	5,448,400
Depreciation	1,358,600	2,067,100
Building and warehouse rents	830,900	464,300
Outside services	458,000	489,900
Property taxes	370,300	255,200
Dues and subscriptions	260,200	216,900
Property insurance	242,200	315,800
Professional service fees	238,000	272,800
Other	699,100	624,700
General and administrative total	9,129,900	10,155,100

Interest expense	2,188,400	2,758,900
Other income	(2,109,000)	(9,394,300)
Total other non-segment loss before income taxes	$9,961,200	$4,618,000

17. INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company’s specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, which expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan was $11,250,000 on February 28, 2025. The interest-rate swap contains no credit-risk-related contingent features and is cross-collateralized by all assets of the Company.

The effective portion of the unrealized gain or loss on this interest-rate swap is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the interest rate swap representing amounts excluded from the assessment of hedge effectiveness are recognized in the current earnings.

The fair value of the interest rate swap is included in the following caption on the balance sheets as follows:

	February 28, 2025	February 29, 2024
Prepaid expenses and other assets	$-	$24,400
Other current liabilities	$15,400	$-

18. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale for the Hilti complex was approximately $37,000,000 as of February 28, 2025 and $40,019,200 as of February 29, 2024, respectively. Management’s estimates are based on the recent listing price of the Hilti Complex less the estimated costs to sell plus an estimated value of the excess land of approximately 17 acres for $2,500,000 along with the estimated fair value of equipment held for sale of approximately $1,000,000.

-	The estimated fair value of our term notes payable is estimated by management to approximate $26,507,100 and $28,152,800 as of February 28, 2025 and February 29, 2024, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.

-	The fair value of the Company’s interest rate swap of $(15,400) is based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

19. DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of February 28, 2025 or February 29, 2024 are recorded as deferred revenues on the balance sheets. We received approximately $491,800 and $583,500 as of February 28, 2025 and February 29, 2024, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

20. SUBSEQUENT EVENTS

On March 21, 2025, the Company executed a new brokerage agreement with Keen-Summit Capital Partners, LLC (“Keen-Summit”) to assist with the marketing and sale of the Hilti Complex. The Agreement offers Keen-Summit the opportunity to list and provide sale opportunities of the Hilti Complex for a term of nine months, along with providing other services customary with brokerage agreements. The Agreement includes the engagement of McGraw Davisson Stewart, LLC to provide local services as a licensed broker in the state of Oklahoma.

On April 16, 2025, the Company executed the Eighth Amendment to the Credit Agreement with the Lender. The amendment, effective April 4, 2025, increased the Revolving Loan interest rate on the effective date to SOFR + 6.00%, extends the maturity date of the Revolving Loan to July 11, 2025, and included a required step down on the Revolving Loan to $4.5 million by May 31, 2025. The amendment also changed the maturity dates of the two term loans to September 19, 2025.

On May 14, 2025, the Company executed a Purchase and Sale Agreement (“Agreement”) with TG OTC, LLC (“Buyer”) for the Company’s headquarters and distribution warehouse located at 5400-5402 South 122nd East Avenue, Tulsa, Oklahoma 74146 (the “Hilti Complex”).

The agreed upon sale price of the Hilti Complex per the executed Agreement totaled $35,150,000 less seller fees and closing costs. The proceeds from the sale will be utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Lender. At closing, the Company will assign the existing tenant leases to the Buyer and enter into a new lease for its occupied space in the Hilti Complex. The Agreement does not include the excess land parcel, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex, which will remain under the ownership of the Company.

The Agreement provides the Buyer a 90-day due diligence period to secure financing, perform inspections, review leases and perform other assessments. The closing of the sale is expected to be completed within 30 days following the due diligence period.

The initial term of the new lease with Buyer will be for 10 years, and the initial lease rate will be $8.62 per square foot, with 2.0% annual escalations beginning in year two of the lease and will include two five-year extension options. The Lease will also include typical triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance. The Lease is expected to also encompass standard terms that are customary in the local market.