Form 10-Q
period 2025-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2025-07-07
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

  Yes ☐   No ☒

As of July 1, 2025, there were 8,583,201 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners,
●	our ability to locate and procure desired books,
●	product and supplier concentrations,
●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,
●	adverse publicity associated with our Company or the industry,
●	our ability to ship timely,
●	changes to our primary sales channels, including social media and party plan platforms,
●	changing consumer preferences and demands,
●	cybersecurity threats and incidents,
●	changes in macroeconomic conditions in international trade including recently announced and potential future tariffs,
●	legal matters,
●	reliance on information technology infrastructure,
●	restrictions imposed by covenants in the agreements governing our indebtedness,
●	our ability to obtain adequate financing for working capital and capital expenditures,
●	economic and competitive conditions, regulatory changes and other uncertainties, as well as
●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2025 and in this Quarterly Report on Form 10Q, all of which are difficult to predict.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,040,200	$428,400
Restricted cash	720,400	548,100
Accounts receivable, less allowance for credit losses of $123,700 (May 31) and $112,300 (February 28)	2,000,300	2,126,000
Inventories - net	25,212,800	29,099,600
Prepaid expenses and other assets	806,300	768,100
Assets held for sale	19,279,600	19,277,000
Total current assets	49,059,600	52,247,200

INVENTORIES - net	16,831,400	15,592,500
PROPERTY, PLANT AND EQUIPMENT - net	6,153,300	6,398,700
DEFERRED INCOME TAX ASSET	2,926,700	2,536,100
OPERATING LEASE RIGHT-OF-USE ASSETS	926,400	1,108,100
OTHER ASSETS	434,600	431,700
TOTAL ASSETS	$76,332,000	$78,314,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,518,400	$1,847,400
Line of credit	4,198,100	4,198,100
Deferred revenues	465,500	491,800
Operating lease liabilities, current	672,800	697,000
Current maturities of long-term debt	26,246,700	26,685,500
Accrued salaries and commissions	509,700	313,700
Income taxes payable	696,000	460,900
Other current liabilities	2,150,400	2,528,300
Total current liabilities	36,457,600	37,222,700

OPERATING LEASE LIABILITIES, non-current	253,600	411,100
OTHER LONG-TERM LIABILITIES	113,000	112,900
Total liabilities	36,824,200	37,746,700

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,583,201 (May 31 and February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,800,000	13,800,000
Retained earnings	36,227,800	37,303,000
Accumulated other comprehensive loss	-	(15,400)
	52,568,200	53,628,000
Less treasury stock, at cost	(13,060,400)	(13,060,400)
Total shareholders’ equity	39,507,800	40,567,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,332,000	$78,314,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,
	2025	2024
PRODUCT REVENUES, net of discounts and allowances	$6,764,800	$9,590,900
Transportation revenue	341,600	402,500
NET REVENUES	7,106,400	9,993,400
COST OF GOODS SOLD	2,969,300	3,533,900
Gross margin	4,137,100	6,459,500

OPERATING EXPENSES
Operating and selling	994,600	1,880,100
Sales commissions	2,012,100	3,058,900
General and administrative	2,694,900	3,199,500
Total operating expenses	5,701,600	8,138,500

INTEREST EXPENSE	504,300	576,700
OTHER INCOME	(619,500)	(508,700)

LOSS BEFORE INCOME TAXES	(1,449,300)	(1,747,000)

INCOME TAX BENEFIT	(374,100)	(468,000)
NET LOSS	$(1,075,200)	$(1,279,000)

BASIC AND DILUTED LOSS PER SHARE
Basic	$(0.13)	$(0.15)
Diluted	$(0.13)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,583,201	8,266,771
Diluted	8,583,201	8,266,771
Dividends per share	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended May 31,
	2025	2024
Net loss	$(1,075,200)	$(1,279,000)
Other comprehensive income:
Unrealized gain on interest rate exchange agreement	-	22,900
Comprehensive loss	$(1,075,200)	$(1,256,100)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2025

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Loss	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net loss	-	-	-	(1,075,200)	-	-	-	(1,075,200)
BALANCE - May 31, 2025	12,702,080	$2,540,400	$13,800,000	$36,227,800	$-	4,118,879	$(13,060,400)	$39,507,800

FOR THE THREE MONTHS ENDED MAY 31, 2024

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Sale of treasury stock	-	-	(4,100)	-	-	(4,000)	12,700	8,600
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	22,900	-	-	22,900
Net loss	-	-	-	(1,279,000)	-	-	-	(1,279,000)
BALANCE - May 31, 2024	12,702,080	$2,540,400	$13,502,100	$41,287,600	$47,300	4,122,992	$(13,073,400)	$44,304,000

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,075,200)	$(1,279,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	366,100	486,600
Deferred income taxes	(390,600)	(138,800)
Provision for credit losses	12,000	29,600
Provision for inventory valuation allowance	36,000	40,700
Share-based compensation expense - net	-	100,800
Net loss on sale of assets	57,000	3,700
Changes in assets and liabilities:
Accounts receivable	113,700	(407,200)
Inventories - net	2,611,900	2,820,700
Prepaid expenses and other assets	(47,800)	(13,800)
Accounts payable	(329,000)	(217,200)
Accrued salaries and commissions and other liabilities	(166,400)	(427,400)
Deferred revenues	(26,300)	(132,700)
Income taxes payable/receivable	235,100	335,600
Total adjustments	2,471,700	2,480,600
Net cash provided by operating activities	1,396,500	1,201,600
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(207,400)	(112,200)
Proceeds from sale of assets	45,000	4,000
Net cash used in investing activities	(162,400)	(108,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(450,000)	(450,000)
Sales of treasury stock	-	8,600
Net borrowings under line of credit	-	100,000
Net cash used in financing activities	(450,000)	(341,400)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	784,100	752,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	976,500	1,277,400
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,760,600	$2,029,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$468,300	$582,500
Cash (received)/paid for income taxes - net of refunds	$(218,600)	$18,400

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2025 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2025 included in our Form 10-K.

Reclassifications

Certain reclassifications have been made to the fiscal 2025 condensed statements of operations to combine Gross Sales and Discounts and allowances now presented as Product Revenues, net of discount and allowances to conform with the current year financial statement presentation. These reclassifications had no effect on net earnings.

Liquidity

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as completing the planned sale of owned real estate, changes in our Brand Partners, and sales growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management’s plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

The short-term duration of the revolving and Term Loans and uncertainty of the bank’s ongoing support beyond July 11, 2025, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to pay off its bank debts by selling owned real estate. Upon closing, the proceeds from the real estate sale are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. The Company began listing the owned real estate in fiscal 2024 but due to the size of the real estate transaction, the sale process has continued beyond several of the short-term amendment expirations. The bank has continued to extend the maturity dates on the revolving and Term Loans providing evidence of their support of the sale process and management’s plans to use the proceeds to pay off all bank debts. In addition, management’s plans include reducing inventory, which will generate free cashflows, and building the number of active PaperPie Brand Partners back to historical levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months

New Accounting Pronouncements

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

Note 2 – CASH

The table below reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	May 31, 2025	May 31, 2024
Cash and cash equivalents	$1,040,200	$1,141,200
Restricted cash	720,400	888,200
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,760,600	$2,029,400

The Company has contracted with Nexio and PayPal, Inc., third-party merchant service processors, to capture Visa, Discover, Mastercard and PayPal payments from customers. Approximately 90% of all payments received by the Company are channelled through these processors. These processors hold cash payments received from customers in reserve for a specified number of days to offset any potential chargebacks. The Company also has a short-term certificate of deposit with the Company’s bank as collateral for business credit card use. The Company has classified the cash held in reserves by Nexio and PayPal and the restricted certificate of deposit as restricted cash.

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

As presented in the marketing materials associated with the listed Hilti Complex, EDC expects to assign the existing tenant leases to the buyer along with executing a new lease for the Company’s occupied space; but retain ownership of the excess land, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex. The initial term of the lease is expected to be 10 years, and will also include triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance, including roof and structural maintenance. Additionally, the Seller will retain the rights to sublease, subject to buyer approval, any available unused space in the building during the lease term. The Lease will also encompass other standard terms that are customary in the local market.

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the equipment removed. The Company is actively trying to locate a buyer as of May 31, 2025. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the equipment removed met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024.

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

On May 14, 2025, the Company executed a Purchase and Sale Agreement (“Agreement”) with TG OTC, LLC (“Buyer”) for the Hilti Complex.

The agreed upon sale price of the Hilti Complex per the executed Agreement totalled $35,150,000 less seller fees and closing costs. The proceeds from the sale will be utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Lender. At closing, the Company has agreed to assign the existing tenant leases to the Buyer and enter into a new lease for its occupied space in the Hilti Complex. The Agreement does not include the excess land parcel, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex, which will remain under the ownership of the Company.

The Agreement, and Amendment to the Agreement executed on June 26, 2025, provides the Buyer a due diligence period through September 11, 2025 to secure financing, perform inspections, review leases and perform other assessments. The closing of the sale is expected to be completed within ten days following the due diligence period.

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

The assets held for sale consist of property and equipment. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $19,279,600 and $19,277,000 as of May 31, 2025, and February 28, 2025, respectively, and is separately recorded on the balance sheet.

Note 4 – INVENTORIES

Inventories consist of the following:

	May 31, 2025	February 28, 2025
Current:
Product inventory	$25,671,000	$29,530,100
Inventory valuation allowance	(458,200)	(430,500)
Inventories net – current	$25,212,800	$29,099,600

Noncurrent:
Product inventory	$17,620,700	$16,326,500
Inventory valuation allowance	(789,300)	(734,000)
Inventories net – noncurrent	$16,831,400	$15,592,500

Inventory in transit totalled $0 and $25,500 at May 31, 2025 and February 28, 2025, respectively.

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

	May 31, 2025	February 28, 2025
Operating lease assets:
Right-of-use assets	$926,400	$1,108,100

Operating lease liabilities:
Current lease liabilities	$672,800	$697,000
Long-term lease liabilities	$253,600	$411,100

Weighted-average remaining lease term (months)	16.8	18.4
Weighted-average discount rate	5.46%	4.89%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	May 31, 2025	May 31, 2024
Fixed lease costs	$170,700	$189,800

Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2025, are as follows:

Years ending February 28,
2026	$517,000
2027	448,600
Total future minimum rental payments	965,600
Less: imputed interest	(39,200)
Total operating lease liabilities	$926,400

The following table provides further information about our operating leases reported in our condensed financial statements:

	May 31, 2025	May 31, 2024
Operating cash outflows – operating leases	$170,700	$189,800

The Company assesses its leases to determine whether it is reasonably certain that these renewal options will be exercised. In general, most of the office space outside of Tulsa, Oklahoma is associated with remote employees. Their continued employment determines the need for this space. Much of the warehouse space outside of the Hilti Complex is used to store non-current inventory. As the Company sells down excess inventory, less outside space will be needed, and any renewals will be for less space. Accordingly, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised.

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

The Company also subleases some office and warehouse space in one of its other leased facilities.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2026	$2,000,200
2027	2,666,300
2028	2,676,600
2029	2,741,400
2030	2,807,900
Thereafter	7,111,700
Total	$20,004,100

The cost of the leased space was approximately $16,333,900 as of May 31, 2025, and February 28, 2025, respectively. The accumulated depreciation associated with the leased assets was $3,906,700 as of May 31, 2025 and February 28, 2025, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale and discontinued depreciating the property. The leased space was included in this reclassification.

Note 6 – DEBT

Debt consists of the following:

	May 31, 2025	February 28, 2025
Line of credit	$4,198,100	$4,198,100

Floating rate Term Loan	$15,987,500	$16,250,000
Fixed rate Term Loan	10,363,400	10,550,900
Total term debt	26,350,900	26,800,900

Less current maturities	(26,246,700)	(26,685,500)
Less debt issue cost	(104,200)	(115,400)
Long-term debt, net	$-	$-

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

On June 6, 2023, pursuant to its interest rate risk and risk management strategy, the Company entered into a swap transaction (the “Swap Transaction”) with the Lender, which converts a portion of the original $21,000,000 Floating Rate Term Loan from a floating interest rate to a fixed interest rate for two years. The Swap Transaction had a notional amount of $18,000,000 through fiscal quarter ending May 31, 2024, and then resets to $13,000,000 through May 30, 2025, while continuing to mirror the amortizing balance of the Floating Rate Term Loan. Under the terms of this agreement, the Company, in effect, exchanged the floating interest rate of 30-Day Term SOFR Rate at the trade date of June 5, 2023, to a fixed rate of 4.73%. The Swap Transaction commenced on June 7, 2023 and terminated on May 30, 2025.

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

On April 16, 2025, the Company executed the Eighth Amendment to the Credit Agreement with the Lender. The amendment, effective April 4, 2025, increased the Revolving Loan interest rate on the effective date to SOFR + 6.00%, extended the maturity date of the Revolving Loan to July 11, 2025, and includes a required step down on the Revolving Loan to $4,500,000 million on June 1, 2025. The amendment also changed the maturity dates of the two Term Loans to September 19, 2025.

Available credit under the current $4,750,000 revolving line of credit with the Company’s Lender was approximately $551,900 at May 31, 2025.

Features of the Revised Loan Agreement include:

(i)		Two Term Loans on 20-year amortization with maturity dates of September 19, 2025.

	(i)(a)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

	(i)(b)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%

(ii)		$4.8 Million Revolving Loan with maturity date of July 11, 2025. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 6.00% (effective rate was 10.31% at May 31, 2025)

(iii)		Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at May 31, 2025)

Note 7 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of May 31, 2025, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Three Months Ended May 31,
	2025	2024
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$2,539,100	$3,713,600
% of total PaperPie Product revenues, net of discounts	44.4%	43.7%
Publishing division	-	-
% of total Publishing Product revenues, net of discounts	0.0%	0.0%
Total Product revenues, net of discounts of Usborne products	$2,539,100	$3,713,600

Purchases received by product type:
Usborne	$43,100	$51,800
% of total purchases received	26.1%	6.8%
All other product types	122,100	715,200
% of total purchases received	73.9%	93.2%
Total purchases received	$165,200	$767,000

Total Usborne inventory owned by the Company and included in our balance sheets was $22,593,200 and $23,696,800 as of May 31, 2025 and February 28, 2025, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended May 31,
	2025	2024
Net loss per share:
Net loss applicable to common shareholders	$(1,075,200)	$(1,279,000)

Weighted average shares outstanding:
Basic	8,583,201	8,266,771
Diluted	8,583,201	8,266,771

Loss per share:
Basic	$(0.13)	$(0.15)
Diluted	$(0.13)	$(0.15)

As shown in the table below, the following shares have not been included in the calculation of diluted loss per share as they would be anti-dilutive to the calculation above.

	Three Months Ended May 31,
	2025	2024
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	140,751

Note 9 – SHARE-BASED COMPENSATION

We account for share-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized rateably from the service inception date to the vesting date for each tranche. Forfeitures are recognized when they occur. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and share awards are updated and compensation expense is adjusted based on updated information.

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

In July 2021, our shareholders approved the Company’s 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The 2022 LTI Plan established up to 300,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2022 and 2023. There were no shares issued under the 2022 LTI Plan as the company did not exceed the financial targets.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended May 31,
	2025	2024
Share-based compensation expense - net of forfeitures	$-	$100,800

Note 10 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $805,200 and $1,546,600 for the three months ended May 31, 2025 and 2024, respectively.

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

Information by reporting segment for the three-month periods ended May 31, 2025 and 2024, are as follows:

NET REVENUES
	Three Months Ended May 31,
	2025	2024
PaperPie	$6,060,300	$8,900,300
Publishing	1,046,100	1,093,100
Total	$7,106,400	$9,993,400

INCOME/(LOSS) BEFORE INCOME TAXES
	Three Months Ended May 31,
	2025	2024
PaperPie	$461,700	$771,100
Publishing	207,800	231,600
Other	(2,118,800)	(2,749,700)
Total	$(1,449,300)	$(1,747,000)

PUBLISHING OPERATING RESULTS

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024
Net revenues	$1,046,100	$1,093,100

Cost of goods sold	500,000	447,600
Gross margin	546,100	645,500

Operating expenses:
Operating and selling	82,300	146,300
Sales commissions	30,500	25,100
General and administrative	225,500	242,500
Total operating expenses	338,300	413,900

Operating income	$207,800	$231,600

PAPERPIE OPERATING RESULTS

The following table summarizes the operating results of the PaperPie segment for the three months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024
Net revenues	$6,060,300	$8,900,300

Cost of goods sold	2,469,300	3,086,400
Gross margin	3,591,000	5,813,900

Operating expenses
Operating and selling	739,600	1,492,800
Sales commissions	1,981,500	3,033,800
General and administrative	408,200	516,200
Total operating expenses	3,129,300	5,042,800

Operating income	$461,700	$771,100

Information for the Other segment above for the three months ended May 31, 2025 and 2024 is set forth below:

OTHER NON-SEGMENT LOSS BEFORE INCOME TAXES

	Three Months Ended May 31,
	2025	2024
Operating and selling:
Freight	$149,700	$203,400
Computer support	23,000	37,600
Total operating and selling expenses	172,700	241,000

General and administrative:
Payroll	963,200	1,315,500
Depreciation	276,700	392,600
Building and warehouse rents	237,700	171,800
Outside services	151,600	114,000
Property taxes	114,000	92,700
Property insurance	74,800	69,700
Professional service fees	59,700	58,900
Dues and subscriptions	53,500	70,300
Other	130,100	155,200
Total General and administrative expenses	2,061,300	2,440,700

Interest expense	504,300	576,700
Other income	(619,500)	(508,700)
Total other non-segment loss before income taxes	$2,118,800	$2,749,700

Note 12 – INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company’s specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, which expired on May 30, 2025. During the period of the swap, the agreement effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the Term Loan was $11,250,000 on February 28, 2025 and $0 at May 31, 2025. The interest-rate swap contains no credit-risk-related contingent features and is cross-collateralized by all assets of the Company.

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

The fair value of the interest rate swap is included in the following caption on the balance sheets as follows:

	May 31, 2025	February 28, 2025
Other current liabilities	$-	$15,400

Note 13 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $37,000,000 as of May 31, 2025 and February 28, 2025, respectively. Management’s estimates are based on the recent sale agreement for the price of the Hilti Complex less the estimated costs to sell plus an estimated value of the excess land of approximately 17 acres for $2,500,000 along with the estimated fair value of equipment held for sale of approximately $1,000,000.

-	The estimated fair value of our term notes payable is estimated by management to approximate $26,056,400 and $26,507,100 as of May 31, 2025 and February 28, 2025, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.

Note 14 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2025 or February 28, 2025 are recorded as deferred revenues on the balance sheets. We received approximately $465,500 and $491,800 as of May 31, 2025 and February 28, 2025, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 15 – SUBSEQUENT EVENTS

On June 26, 2025, Educational Development Corporation executed the First Amendment to the Existing Commercial Real Estate Contract with TG OTC, LLC dated May 14, 2025, for the sale of the Hilti Complex. The Amendment extends the due diligence period from August 12, 2025, to September 11, 2025. The expected closing of the sale was also amended from thirty days following the due diligence period to ten days following the due diligence period.

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

The following table shows our condensed statements of operations data:

	Three Months Ended May 31,
	2025	2024
Product revenues, net of discounts and allowances	$6,764,800	$9,590,900
Transportation revenue	341,600	402,500
Net revenues	7,106,400	9,993,400
Cost of goods sold	2,969,300	3,533,900
Gross margin	4,137,100	6,459,500

Operating expenses
Operating and selling	994,600	1,880,100
Sales commissions	2,012,100	3,058,900
General and administrative	2,694,900	3,199,500
Total operating expenses	5,701,600	8,138,500

Interest expense	504,300	576,700
Other income	(619,500)	(508,700)
Loss before income taxes	(1,449,300)	(1,747,000)

Income tax benefit	(374,100)	(468,000)
Net loss	$(1,075,200)	$(1,279,000)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2025

Total operating expenses not associated with a reporting segment decreased $0.5 million, or 18.5%, to $2.2 million for the three-month period ended May 31, 2025, when compared to $2.7 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.4 million decrease in labor expenses, primarily within our warehouse operations due primarily to lower number of outbound shipments, and a $0.1 million decrease in depreciation expenses as certain assets have moved to Assets Held for Sale and depreciation is no longer applied.

Interest expense decreased $0.1 million, or 16.7%, to $0.5 million for the three months ended May 31, 2025, when compared to $0.6 million for the same quarterly period a year ago, due to reduced borrowings of debt, period over period.

Income taxes decreased $0.1 million, or 20.0%, to a tax benefit of $0.4 million for the three months ended May 31, 2025, from a tax benefit of $0.5 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales. Our effective tax rate decreased to 25.8% for the quarter ended May 31, 2025, from 26.8% for the quarter ended May 31, 2024 due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three Months Ended May 31, 2025

The following table summarizes the operating results of the PaperPie segment for the three months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024
Net revenues	$6,060,300	$8,900,300

Cost of goods sold	2,469,300	3,086,400
Gross margin	3,591,000	5,813,900

Operating expenses
Operating and selling	739,600	1,492,800
Sales commissions	1,981,500	3,033,800
General and administrative	408,200	516,200
Total operating expenses	3,129,300	5,042,800

Operating income	$461,700	$771,100

Average number of active Brand Partners	7,700	13,400

PaperPie Operating Results for the Three Months Ended May 31, 2025

PaperPie net revenues decreased $2.8 million, or 31.5%, to $6.1 million during the three months ended May 31, 2025, when compared to $8.9 million during the same period a year ago. The average number of active brand partners in the first quarter of fiscal 2026 was 7,700, a decrease of 5,700, or 42.5%, from 13,400 average active brand partners selling in the first quarter of fiscal 2025. The Company reports the average number of active Brand Partners as a key indicator for this division. The Company saw new Brand Partner recruiting negatively impacted due to several factors including economic challenges that include inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. Additionally, the Company executed a new distribution agreement with Usborne Publishing Limited in fiscal 2023. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie along with providing a letter of credit and minimal level of annual purchases. This rebranding was completed in the fourth quarter of fiscal 2023. The letter of credit was not provided by the Company and the Company did not meet the minimum purchase requirements in fiscal 2024 or 2025 creating uncertainty with the relationship on a go forward basis. The reduced sales and uncertainty resulting from the new Usborne distribution agreement increased Brand Partner turnover and negatively impacted new Brand Partner recruits. We expect this impact on Brand Partner recruiting to continue as inflationary pressures persist and until the Company meets the agreed upon terms of the new distribution agreement.

PaperPie gross margin decreased $2.2 million, or 37.9%, to $3.6 million during the three months ended May 31, 2025, when compared to $5.8 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended May 31, 2025 decreased to 59.3%, compared to 65.3% the same period a year ago, representing a decrease of $0.2 million. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts offered on products to spur sales along with additional shipping promotions.

Total PaperPie operating expenses decreased $1.9 million, or 38.0%, to $3.1 million during the three-month period ended May 31, 2025, when compared to $5.0 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.8 million, or 53.3%, to $0.7 million during the three-month period ended May 31, 2025, when compared to $1.5 million reported in the same quarter a year ago. These decreased expenses were due to a $0.6 million decrease in shipping costs associated with the decrease in volume of orders shipped, and a decrease of $0.1 million in accruals for Brand Partner incentive trip expenses, as well as a $0.1 million decrease in various other expenses. Sales commissions decreased $1.0 million, or 33.3%, to $2.0 million during the three-month period ended May 31, 2025, when compared to $3.0 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.1 million, or 20.0%, to $0.4 million during the three months ended May 31, 2025, when compared to $0.5 million during the same period a year ago. This decrease was due to a $0.1 million decrease in credit card transaction fees associated with decreased sales volumes.

Operating income for the PaperPie segment decreased $0.3 million, or 37.5% to $0.5 million during the three months ended May 31, 2025, when compared to $0.8 million reported in the same quarter a year ago. Operating income for the PaperPie division as a percentage of net revenues for the year ended May 31, 2025 was 7.6%, compared to 8.7% for the year ended May 31, 2024, a decrease of 1.1%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues due primarily from the reduced number of active brand partners and higher discounts offered to spur sales.

Publishing Operating Results for the Three Months Ended May 31, 2025

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024
Net revenues	1,046,100	1,093,100

Cost of goods sold	500,000	447,600
Gross margin	546,100	645,500

Total operating expenses	338,300	413,900

Operating income	$207,800	$231,600

Publishing Operating Results for the Three Months Ended May 31, 2025

Our Publishing division’s net revenues decreased $0.1 million, or 9.1%, to $1.0 million during the three-month period ended May 31, 2025, from $1.1 million reported in the same period a year ago. The change in net revenues was primarily from additional discounts offered to retail customers in the first quarter of fiscal 2026 to spur sales.

Gross margin decreased $0.1 million, or 16.7%, to $0.5 million during the three-month period ended May 31, 2025, from $0.6 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues decreased to 52.2% during the three-month period ended May 31, 2025, from 59.2% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from additional discounts offered to retail customers in the first quarter of fiscal 2026 to spur sales.

Total operating expenses of the Publishing segment decreased $0.1 million, or 25.0%, to $0.3 million, from $0.4 million, during the three-month periods ended May 31, 2025 and 2024, respectively. This change was primarily due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped.

Operating income of the Publishing division remained consistent during the three-month period ended May 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses, and to pay down the revolving line of credit and portions of the term debts with our bank. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock. We utilize a bank credit facility and other Term Loan borrowings to meet our short-term cash needs, as well as fund capital expenditures, when necessary. As of the end of the first fiscal quarter of 2026, our revolving bank credit facility loan balance was $4.2 million with $0.6 million in available capacity.

During the first three months of fiscal year 2026, we experienced positive cash inflows from operations of $1,396,500. These cash inflows resulted from:

●	net loss of $1,075,200

Adjusted for:

●	depreciation and amortization expense of $366,100

●	net loss on sale of assets of $57,000

●	provision for inventory allowance of $36,000

●	provision for credit losses of $12,000

Offset by:

●	deferred income taxes of $390,600

Positively impacted by:

●	decrease in inventories, net of $2,611,900

●	increase in income taxes payable of $235,100

●	decrease in accounts receivable of $113,700

Negatively impacted by:

●	decrease in accounts payable of $329,000

●	decrease in accrued salaries and commissions, and other liabilities of $166,400

●	increase in prepaid expenses and other assets of $47,800

●	decrease in deferred revenues of $26,300

Cash used in investing activities was $162,400 for capital expenditures, consisting of $102,800 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and $104,600 in building improvements currently in Assets Held for Sale, offset by $45,000 from the sale of machinery and equipment.

Cash used in financing activities was $450,000 to pay down existing term debt.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, and cash available through our line of credit with our Lender, will provide us with the liquidity we need to support ongoing operations. Cash generated from operations will be used to pay down existing debts with our bank.

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

On April 16, 2025, the Company executed the Eighth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective April 4, 2025, increases the Revolving Loan interest rate on the effective date to SOFR + 6.00%, extends the maturity date of the Revolving Loan to July 11, 2025, and includes a required step down on the Revolving Loan to $4,500,000 million on June 1, 2025. The Amendment also redefined the maturity dates of the two Term Loans to September 19, 2025.

Available credit under the current $4,750,000 revolving line of credit with the Company’s Lender was approximately $551,900 at May 31, 2025.

Features of the Revised Loan Agreement include:

(i)	Two Term Loans on 20-year amortization with maturity dates of September 19, 2025.

(i)(a)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

(i)(b)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%

(ii)	$4.8 Million Revolving Loan with maturity date of July 11, 2025. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 6.00% (effective rate was 10.31% at May 31, 2025)

(iii)	Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at May 31, 2025)

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The short-term duration of the revolving and Term Loans and uncertainty of the bank’s ongoing support beyond July 11, 2025, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to reduce debt by selling owned real estate, including the Hilti Complex. The proceeds from the sale of the Hilti Complex are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory, which will generate free cash flows, and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States(“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, provision for credit losses, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 28, 2025 included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

Share-Based Compensation

We account for share-based compensation whereby share-based payment transactions with employees, such as stock options and restricted stock, are measured at estimated fair value at the date of grant. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized rateably from the service inception date to the vesting date for each tranche. Forfeitures are recognized when they occur. Any cash dividends declared after the restricted stock award is issued, but before the vesting period is completed, will be reinvested in Company shares at the opening trading price on the dividend payment date. Shares purchased with cash dividends will also retain the same restrictions until the completion of the original vesting period associated with the awarded shares.

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

During the first three months of fiscal year 2026, there was no share-based compensation expense associated with the shares, as all shares previously granted have been vested and all have been previously expensed.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for May 31, 2025 and February 28, 2025, respectively.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for May 31, 2025 and February 28, 2025, respectively.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $17.6 million and $16.3 million at May 31, 2025 and February 28, 2025, respectively. Noncurrent inventory valuation allowances were $0.8 million at May 31, 2025 and $0.7 million at February 28, 2025.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 15.4% of our active Brand Partners maintained consignment inventory at the end of the first quarter of fiscal year 2026. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.2 million and $1.3 million at May 31, 2025 and February 28, 2025, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.2 million at May 31, 2025 and February 28, 2025.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the fiscal year covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)
March 1 - 31, 2025	-	$-	-	375,993
April 1 - 30, 2025	-	-	-	375,993
May 1 - 31, 2025	-	-	-	375,993
Total	-	$-	-

(1)	On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

3.1*	Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.2	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.3	First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.4	Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.5	Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

10.6	Fourth Amendment to Credit Agreement, effective December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957).

10.7	Fifth Amendment to Credit Agreement, effective May 31, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 17, 2024 (File No. 0-04957).

10.8	Sixth Amendment to Credit Agreement, effective October 3, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated October 7, 2024 (File No. 0-04957).

10.9	Seventh Amendment to Credit Agreement, effective January 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.09 to Form 10-Q dated November 30, 2024 (File No. 0-04957).

10.18	Eighth Amendment to Credit Agreement, effective April 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated April 17, 2025 (File No. 0-04957).

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 7, 2025	By	/s/ Craig M. White
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: July 7, 2025	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)