Form 10-Q
period 2025-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2025-10-09
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

  Yes ☐   No ☒

As of October 5, 2025, there were 8,583,201 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners,

●	our ability to locate and procure desired books,

●	product and supplier concentrations,

●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,

●	adverse publicity associated with our Company or the industry,

●	our ability to ship timely,

●	changes to our primary sales channels, including social media and party plan platforms,

●	changing consumer preferences and demands,

●	cybersecurity threats and incidents,

●	changes in macroeconomic conditions in international trade including recently announced and potential future tariffs,

●	legal matters,

●	reliance on information technology infrastructure,

●	restrictions imposed by covenants in the agreements governing our indebtedness,

●	our ability to obtain adequate financing for working capital and capital expenditures,

●	economic and competitive conditions, regulatory changes and other uncertainties, as well as

●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2025 and in this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$754,200	$428,400
Restricted cash	518,100	548,100
Accounts receivable, less allowance for credit losses of $107,100 (August 31) and $112,300 (February 28)	1,768,600	2,126,000
Inventories - net	23,623,900	29,099,600
Prepaid expenses and other assets	749,900	768,100
Assets held for sale	19,309,600	19,277,000
Total current assets	46,724,300	52,247,200

INVENTORIES - net	17,037,700	15,592,500
PROPERTY, PLANT AND EQUIPMENT - net	5,879,100	6,398,700
DEFERRED INCOME TAX ASSET	3,398,700	2,536,100
OPERATING LEASE RIGHT-OF-USE ASSETS	768,200	1,108,100
OTHER ASSETS	427,800	431,700
TOTAL ASSETS	$74,235,800	$78,314,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,598,100	$1,847,400
Line of credit	4,198,100	4,198,100
Deferred revenues	547,000	491,800
Operating lease liabilities, current	675,000	697,000
Current maturities of long-term debt	25,807,900	26,685,500
Accrued salaries and commissions	312,400	313,700
Income taxes payable	694,000	460,900
Other current liabilities	1,984,000	2,528,300
Total current liabilities	35,816,500	37,222,700

OPERATING LEASE LIABILITIES, non-current	93,200	411,100
OTHER LONG-TERM LIABILITIES	113,000	112,900
Total liabilities	36,022,700	37,746,700

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,583,201 (August 31 and February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,800,000	13,800,000
Retained earnings	34,933,100	37,303,000
Accumulated other comprehensive loss	-	(15,400)
	51,273,500	53,628,000
Less treasury stock, at cost	(13,060,400)	(13,060,400)
Total shareholders’ equity	38,213,100	40,567,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,235,800	$78,314,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
PRODUCT REVENUES, net of discounts and allowances	$4,396,300	$6,119,600	$11,161,100	$15,710,500
Transportation revenue	224,800	389,600	566,400	792,100
NET REVENUES	4,621,100	6,509,200	11,727,500	16,502,600
COST OF GOODS SOLD	1,933,000	2,862,500	4,902,300	6,396,500
Gross margin	2,688,100	3,646,700	6,825,200	10,106,100

OPERATING EXPENSES
Operating and selling	739,500	1,385,800	1,734,100	3,265,800
Sales commissions	1,268,900	1,850,900	3,281,000	4,909,700
General and administrative	2,503,200	2,905,500	5,198,100	6,105,100
Total operating expenses	4,511,600	6,142,200	10,213,200	14,280,600

INTEREST EXPENSE	603,200	545,700	1,107,500	1,122,400
OTHER INCOME	(676,500)	(575,100)	(1,296,000)	(1,083,800)

LOSS BEFORE INCOME TAXES	(1,750,200)	(2,466,100)	(3,199,500)	(4,213,100)

INCOME TAX BENEFIT	(455,500)	(662,700)	(829,600)	(1,130,700)
NET LOSS	$(1,294,700)	$(1,803,400)	$(2,369,900)	$(3,082,400)

BASIC AND DILUTED LOSS PER SHARE
Basic	$(0.15)	$(0.22)	$(0.28)	$(0.37)
Diluted	$(0.15)	$(0.22)	$(0.28)	$(0.37)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,583,201	8,272,217	8,583,201	8,269,494
Diluted	8,583,201	8,272,217	8,583,201	8,269,494
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net loss	$(1,294,700)	$(1,803,400)	$(2,369,900)	$(3,082,400)
Other comprehensive income:
Unrealized loss on interest rate exchange agreement	-	(67,700)	-	(44,800)
Comprehensive loss	$(1,294,700)	$(1,871,100)	$(2,369,900)	$(3,127,200)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2025

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Loss	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net loss	-	-	-	(1,075,200)	-	-	-	(1,075,200)
BALANCE - May 31, 2025	12,702,080	$2,540,400	$13,800,000	$36,227,800	$-	4,118,879	$(13,060,400)	$39,507,800
Net Loss	-	-	-	(1,294,700)	-	-	-	(1,294,700)
BALANCE - August 31, 2025	12,702,080	$2,540,400	$13,800,000	$34,933,100	$-	4,118,879	$(13,060,400)	$38,213,100

FOR THE SIX MONTHS ENDED AUGUST 31, 2024

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income	Number of Shares	Amount	Shareholders' Equity
BALANCE – February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Sale of treasury stock	-	-	(4,100)	-	-	(4,000)	12,700	8,600
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	22,900	-	-	22,900
Net loss	-	-	-	(1,279,000)	-	-	-	(1,279,000)
BALANCE - May 31, 2024	12,702,080	$2,540,400	$13,502,100	$41,287,600	$47,300	4,122,992	$(13,073,400)	$44,304,000
Sale of treasury stock	-	-	(3,000)	-	-	(2,513)	7,900	4,900
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	(67,700)	-	-	(67,700)
Net loss	-	-	-	(1,803,400)	-	-	-	(1,803,400)
BALANCE - August 31, 2024	12,702,080	$2,540,400	$13,599,900	$39,484,200	$(20,400)	4,120,479	$(13,065,500)	$42,538,600

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,369,900)	$(3,082,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	729,700	972,200
Deferred income taxes	(862,600)	(959,700)
Provision for credit losses	24,000	41,600
Provision for inventory valuation allowance	72,000	191,300
Share-based compensation expense - net	-	201,600
Net loss on sale of assets	57,000	3,700
Changes in assets and liabilities:
Accounts receivable	333,400	(183,800)
Inventories - net	3,958,500	5,120,400
Prepaid expenses and other assets	8,600	(259,000)
Accounts payable	(249,300)	(1,287,200)
Accrued salaries and commissions and other liabilities	(530,000)	(693,600)
Deferred revenues	55,200	(83,100)
Income taxes payable/receivable	233,100	353,500
Total adjustments	3,829,600	3,417,900
Net cash provided by operating activities	1,459,700	335,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(308,900)	(200,000)
Proceeds from sale of assets	45,000	4,000
Net cash used in investing activities	(263,900)	(196,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(900,000)	(900,000)
Sales of treasury stock	-	13,500
Net borrowings under line of credit	-	600,000
Net cash used in financing activities	(900,000)	(286,500)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	295,800	(147,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	976,500	1,277,400
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,272,300	$1,130,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$922,600	$1,128,800
Cash (received)/paid for income taxes - net of refunds	$(200,100)	$33,800

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

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as completing the planned sale of owned real estate, changes in our Brand Partners, and sales and profitability trends used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management’s plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

The default status of our credit agreement, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern.

The Company’s credit agreement with its lender expired on September 19, 2025, with the balances of our term loans and the revolving loan remain unpaid. On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the term loans and revolving loan before the maturity date. The Lender has not waived the specified defaults and reserves all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender has the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% is added to the existing interest rates defined in the credit agreement.

To address these concerns, the Company has taken steps in its plans to pay off its bank debts by selling owned real estate. On August 18, 2025, the Company executed a Purchase and Sale Agreement (“Contract”) with 10Mark 10K Industrial, LLC, a Delaware limited liability company (“Buyer”) for the Hilti Complex for $32,500,000. On October 1, 2025, the Company and Buyer executed the 1st Amendment to the Contract extending the term of the initial 45-day due diligence period from October 2, 2025, to October 6, 2025, and reduced the purchase price of the Hilti Complex to $32,200,000. On October 6, 2025, the Company received the Buyer’s Notice to Proceed pursuant to the Contract. This Notice to Proceed, subject to certain conditions, waives the Buyer’s right to the deposited escrow in the Agreement. The sale of the Hilti Complex is expected to be completed on, or before, November 25, 2025. Upon closing, the proceeds from the real estate sale are expected to pay off the Term Loans and Revolving Loan.

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

New Accounting Standards or Updates Not Yet Adopted

In July 2025, the FASB issued Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

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

Note 2 – CASH

The table below reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	August 31, 2025	August 31, 2024
Cash and cash equivalents	$754,200	$753,800
Restricted cash	518,100	376,600
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,272,300	$1,130,400

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

As outlined in the Contract for the Hilti Complex, , EDC expects to assign the existing tenant leases to the buyer along with executing a new lease for the Company’s occupied space, but retain ownership of the excess land, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex. The initial term of the lease is expected to be 10 years, and will also include typical triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance. Additionally, the Seller will retain the rights to sublease, subject to buyer approval, any available unused space in the building during the lease term. The Lease will also encompass other standard terms that are customary in the local market.

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the equipment removed. The Company is actively marketing the unused equipment using a national on-line auction house as of August 31, 2025. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the equipment removed met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024.

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

On August 18, 2025, the Company executed a Purchase and Sale Agreement (“Contract”) with 10Mark 10K Industrial, LLC, a Delaware limited liability company (“Buyer”) for the Hilti Complex. The agreed upon sale price of the Hilti Complex per the executed Contract totalled $32,500,000 less seller fees and closing costs. On October 1, 2025, the Company and Buyer executed the 1st Amendment to the Contract extending the term of the initial 45-day due diligence period from October 2, 2025, to October 6, 2025, and reduced the purchase price of the Hilti Complex to $32,200,000. On October 6, 2025, the Company received the Buyer’s Notice to Proceed pursuant to the Contract. This notice to proceed, subject to certain conditions, waives the Buyer’s right to the escrow deposit outlined in the Contract.

The proceeds from the sale will be utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Lender. At closing, the Company has agreed to assign the existing tenant leases to the Buyer and enter a new lease for its occupied space in the Hilti Complex. The Agreement does not include the excess land parcel, consisting of approximately 17 acres of undeveloped land adjacent to the Hilti Complex, which will remain under the ownership of the Company.

The Agreement and Amendment to the Agreement provide the Buyer a due diligence period through November 25, 2025, to secure financing, perform inspections, review leases, perform other assessments and close the transaction.

The initial term of the new lease with Buyer will be for 10 years, and the initial lease rate will be $8.00 per square foot, with 2.5% annual escalations beginning in year two of the lease and will include two five-year extension options. The Lease will also include typical triple-net terms, where the Seller will be responsible for utilities, insurance, property taxes, and regular maintenance. The Lease is expected to also encompass standard terms that are customary in the local market.

The assets held for sale consist of property and equipment. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $19,309,600 and $19,277,000 as of August 31, 2025, and February 28, 2025, respectively, and is separately recorded on the balance sheet.

Note 4 – INVENTORIES

Inventories consist of the following:

	August 31, 2025	February 28, 2025
Current:
Product inventory	$24,086,100	$29,530,100
Inventory valuation allowance	(462,200)	(430,500)
Inventories net – current	$23,623,900	$29,099,600

Noncurrent:
Product inventory	$17,827,100	$16,326,500
Inventory valuation allowance	(789,400)	(734,000)
Inventories net – noncurrent	$17,037,700	$15,592,500

Inventory in transit totalled $0 and $25,500 at August 31, 2025 and February 28, 2025, respectively.

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

	August 31, 2025	February 28, 2025
Operating lease assets:
Right-of-use assets	$768,200	$1,108,100

Operating lease liabilities:
Current lease liabilities	$675,000	$697,000
Long-term lease liabilities	$93,200	$411,100

Weighted-average remaining lease term (months)	13.8	18.4
Weighted-average discount rate	5.46%	4.89%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Fixed lease costs	$170,700	$189,800	$341,300	$379,500

Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2025, are as follows:

Years ending February 28,
2026	$346,300
2027	448,600
Total future minimum rental payments	794,900
Less: imputed interest	(26,700)
Total operating lease liabilities	$768,200

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Operating cash outflows – operating leases	$170,700	$189,800	$341,300	$379,500

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

On May 26, 2024, the Company entered into a triple-net lease agreement for approximately 111,400 square feet of available office and warehouse space in the Hilti Complex to a new tenant. The initial lease term was for five years, commenced July 1, 2024, and included an option to extend the lease term for an additional five years. The lessee pays $86,500 per month, with 3% escalations at the beginning of each year of the lease. The lease includes standard triple-net terms such that the tenant shall be responsible for utilities, insurance, property taxes, repairs, and maintenance, excluding roof and structure, which shall be the landlord’s responsibility. On December 20, 2024, the Company executed an amendment to its lease with the tenant. The amendment provides the tenant a $500,000 improvement allowance, providing $10,000 credit per month on their scheduled rental payments for 50 months, in exchange for extending the term of the lease for an additional five years through June 30, 2034.

The Company also subleases some office and warehouse space in one of its other leased facilities.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2026	$1,337,700
2027	2,666,300
2028	2,676,600
2029	2,741,400
2030	2,807,900
Thereafter	7,111,700
Total	$19,341,600

The cost of the leased space was approximately $16,333,900 as of August 31, 2025, and February 28, 2025, respectively. The accumulated depreciation associated with the leased assets was $3,906,700 as of August 31, 2025, and February 28, 2025, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale and discontinued depreciating the property. The leased space was included in this reclassification.

Note 6 – DEBT

Debt consists of the following:

	August 31, 2025	February 28, 2025
Line of credit	$4,198,100	$4,198,100

Floating rate Term Loan	$15,725,000	$16,250,000
Fixed rate Term Loan	10,175,900	10,550,900
Total term debt	25,900,900	26,800,900

Less current maturities	(25,807,900)	(26,685,500)
Less debt issue cost	(93,000)	(115,400)
Long-term debt, net	$-	$-

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

On August 12, 2025, Educational Development Corporation executed the Ninth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective July 11, 2025, extends the maturity date of the Revolving Loan to September 19, 2025, increased the Revolving Loan interest rate on the effective date to SOFR + 8.00% and added a 2% deferred interest rate to the Term loans and Revolving Loan.

Features of the Revised Loan Agreement include:

(i)		Two Term Loans on 20-year amortization with maturity dates of September 19, 2025.

	(i)(a)	$15 Million Fixed Rate Term Loan bears interest at a fixed rate per annum equal to 4.26%

	(i)(b)	$21 Million Floating Rate Term Loan bears interest at a rate per annum equal to Term SOFR Rate + 1.75%

(ii)		$4.8 Million Revolving Loan with maturity date of September 19, 2025. The Revolving Loan bears interest at a rate per annum equal to Term SOFR Rate + 8.00% (effective rate was 12.36% at August 31, 2025)

(iii)		Revolving Loan allows for Letters of Credit upon bank approval (none were outstanding at August 31, 2025)

(iv)		The Two Term Loans and the Revolving Loan included an additional 2% deferred interest per the 9th Amendment from July 11th, 2025 to September 19th, 2025. Further, the Credit Agreement outlines an additional default rate of interest of 2% which would apply from September 20, 2025 until the loans under the credit agreement are repaid.

The Company’s credit agreement with its lender expired on September 19, 2025, with the balances of our Term Loans and the Revolving Loan remain unpaid.

On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the Term Loans and Revolving Loan before the maturity date. The Lender has not waived the specified defaults and reserves all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender has the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% is added to the existing interest rates defined in the credit agreement.

Note 7 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of August 31, 2025, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$1,692,200	$1,848,000	$4,231,300	$5,561,600
% of total PaperPie Product revenues, net of discounts	48.2%	36.6%	45.8%	40.4%
Publishing division	-	-	-	-
% of total Publishing Product revenues, net of discounts	0.0%	0.0%	0.0%	0.0%
Total Product revenues, net of discounts of Usborne products	$1,692,200	$1,848,000	$4,231,300	$5,561,600

Purchases received by product type:
Usborne	$27,000	$48,800	$70,100	$100,600
% of total purchases received	5.8%	6.8%	11.2%	6.8%
All other product types	436,000	665,000	558,100	1,380,200
% of total purchases received	94.2%	93.2%	88.8%	93.2%
Total purchases received	$463,000	$713,800	$628,200	$1,480,800

Total Usborne inventory owned by the Company and included in our balance sheets was $21,838,800 and $23,696,800 as of August 31, 2025, and February 28, 2025, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net loss per share:
Net loss applicable to common shareholders	$(1,294,700)	$(1,803,400)	$(2,369,900)	$(3,082,400)

Weighted average shares outstanding:
Basic	8,583,201	8,272,217	8,583,201	8,269,494
Diluted	8,583,201	8,272,217	8,583,201	8,269,494

Loss per share:
Basic	$(0.15)	$(0.22)	$(0.28)	$(0.37)
Diluted	$(0.15)	$(0.22)	$(0.28)	$(0.37)

As shown in the table below, the following shares have not been included in the calculation of diluted loss per share as they would be anti-dilutive to the calculation above.

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	181,030	-	160,890

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

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan established up to 600,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 or 2021. The Company exceeded all defined metrics during these fiscal years and 600,000 shares were granted to members of management according to the Plan. The granted shares under the 2019 LTI Plan “cliff vest” after five years from the fiscal year that the defined metrics were exceeded. All remaining shares under the 2019 Long-Term Incentive Plan vested on February 28, 2025.

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

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Share-based compensation expense - net of forfeitures	$-	$100,800	$-	$201,600

Note 10 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $571,800 and $968,500 for the three months ended August 31, 2025 and 2024, respectively. These costs were $1,377,000 and $2,515,100 for the six months ended August 31, 2025 and 2024, respectively.

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

Information by reporting segment for the six-month periods ended August 31, 2025 and 2024, are as follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
PaperPie	$3,731,200	$5,440,300	$9,791,500	$14,340,600
Publishing	889,900	1,068,900	1,936,000	2,162,000
Total	$4,621,100	$6,509,200	$11,727,500	$16,502,600

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
PaperPie	$(14,700)	$(470,700)	$447,000	$300,400
Publishing	205,700	255,200	413,500	486,800
Other	(1,941,200)	(2,250,600)	(4,060,000)	(5,000,300)
Total	$(1,750,200)	$(2,466,100)	$(3,199,500)	$(4,213,100)

PAPERPIE OPERATING RESULTS

The following table summarizes the operating results of the PaperPie segment for the three and six months ended August 31, 2025 and 2024:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net revenues	$3,731,200	$5,440,300	$9,791,500	$14,340,600

Cost of goods sold	1,569,400	2,440,100	4,038,700	5,526,500
Gross margin	2,161,800	3,000,200	5,752,800	8,814,100

Operating expenses
Operating and selling	554,500	1,180,100	1,294,100	2,672,900
Sales commissions	1,245,300	1,827,100	3,226,800	4,860,900
General and administrative	376,700	463,700	784,900	979,900
Total operating expenses	2,176,500	3,470,900	5,305,800	8,513,700

Operating income (loss)	$(14,700)	$(470,700)	$447,000	$300,400

PUBLISHING OPERATING RESULTS

The following table summarizes the operating results of the Publishing segment for the three and six months ended August 31, 2025 and 2024:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net revenues	$889,900	$1,068,900	$1,936,000	$2,162,000

Cost of goods sold	363,600	422,400	863,600	870,000
Gross margin	526,300	646,500	1,072,400	1,292,000

Operating expenses:
Operating and selling	69,900	123,700	152,200	269,900
Sales commissions	23,700	23,700	54,200	48,900
General and administrative	227,000	243,900	452,500	486,400
Total operating expenses	320,600	391,300	658,900	805,200

Operating income	$205,700	$255,200	$413,500	$486,800

Information for the Other segment above for the three and six months ended August 31, 2025 and 2024 is set forth below:

OTHER NON-SEGMENT LOSS BEFORE INCOME TAXES

	Three Months Ended August 31,				Six Months Ended August 31,
	2025		2024		2025		2024
Operating and selling:	$		$		$		$
Freight		74,200		82,700		223,900		286,100
Computer support		40,900		(700)		63,900		36,900
Total operating and selling expenses		115,100		82,000		287,800		323,000

General and administrative:
Payroll		949,900		1,066,100		1,913,100		2,381,600
Depreciation		274,600		393,500		551,400		786,000
Building and warehouse rents		216,300		170,900		454,000		342,600
Outside services		100,200		107,400		251,800		221,500
Property taxes		41,300		92,700		155,300		185,400
Property insurance		34,600		50,800		109,400		120,500
Professional service fees		56,700		59,700		116,400		118,600
Dues and subscriptions		54,600		59,000		108,100		129,400
Other		171,200		197,900		301,200		353,100
Total general and administrative expenses		1,899,400		2,198,000		3,960,700		4,638,700

Interest expense		603,200		545,700		1,107,500		1,122,400
Other income		(676,500)		(575,100)		(1,296,000)		(1,083,800)
Total other non-segment loss before income taxes		$1,941,200		$2,250,600		$4,060,000		$5,000,300

Note 12 – INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments at times to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company’s specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap was utilized to manage interest-rate exposure over the period of the interest-rate swap and was designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offset a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, which expired on May 30, 2025. During the period of the swap, the agreement effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the Term Loan was $11,250,000 on February 28, 2025 and $0 at May 31, 2025. The interest-rate swap ended on May 21, 2025.

The effective portion of the unrealized gain or loss on this interest-rate swap is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the interest rate swap representing amounts excluded from the assessment of hedge effectiveness were recognized in the current earnings.

The fair value of the interest rate swap is included in the following caption on the balance sheets as follows:

	August 31, 2025	February 28, 2025
Other current liabilities	$-	$15,400

Note 13 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $35,550,000 as of August 31, 2025 and $37,000,000 February 28, 2025, respectively. Management’s estimates are based on the recent sale agreement for the price of the Hilti Complex less the estimated costs to sell plus an estimated value of the excess land of approximately 17 acres for $2,500,000 along with the estimated fair value of equipment held for sale of approximately $850,000.

-	The estimated fair value of our term notes payable is estimated by management to approximate $25,671,300 and $26,507,100 as of August 31, 2025 and February 28, 2025, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.

Note 14 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2025 or February 28, 2025 are recorded as deferred revenues on the balance sheets. We received approximately $547,000 and $491,800 as of August 31, 2025 and February 28, 2025, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 15 – SUBSEQUENT EVENTS

The Company’s Credit Agreement with its lender expired on September 19, 2025, with the balances of our Term Loans and the Revolving Loan remain unpaid.

On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the Term Loans and Revolving Loan before the maturity date. The Lender has not waived the specified defaults and reserves all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender has the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% is added to the existing interest rates defined in the credit agreement. See Item 5. OTHER INFORMATION for further details.

On October 1, 2025, the Company and 10Mark 10K Industrial, LLC, a Delaware limited liability company (“Buyer”) executed the 1st Amendment to the Purchase and Sale Agreement for the Hilti Complex (“Contract”) extending the term of the initial 45-day due diligence period from October 2, 2025 to October 6, 2025 and reduced the purchase price of the Hilti Complex to $32,200,000.

On October 6, 2025, the Company received the Buyer’s Notice to Proceed pursuant to the Contract. This notice to proceed, subject to certain conditions, waives the Buyer’s right to the escrow deposit in the Contract. The sale of the Hilti Complex is expected to be completed on or before November 25, 2025.

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

The following table shows our condensed statements of operations data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Product revenues, net of discounts and allowances	$4,396,300	$6,119,600	$11,161,100	$15,710,500
Transportation revenue	224,800	389,600	566,400	792,100
Net revenues	4,621,100	6,509,200	11,727,500	16,502,600
Cost of goods sold	1,933,000	2,862,500	4,902,300	6,396,500
Gross margin	2,688,100	3,646,700	6,825,200	10,106,100

Operating expenses
Operating and selling	739,500	1,385,800	1,734,100	3,265,800
Sales commissions	1,268,900	1,850,900	3,281,000	4,909,700
General and administrative	2,503,200	2,905,500	5,198,100	6,105,100
Total operating expenses	4,511,600	6,142,200	10,213,200	14,280,600

Interest expense	603,200	545,700	1,107,500	1,122,400
Other income	(676,500)	(575,100)	(1,296,000)	(1,083,800)
Loss before income taxes	(1,750,200)	(2,466,100)	(3,199,500)	(4,213,100)

Income tax benefit	(455,500)	(662,700)	(829,600)	(1,130,700)
Net loss	$(1,294,700)	$(1,803,400)	$(2,369,900)	$(3,082,400)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2025

Total operating expenses not associated with a reporting segment decreased $0.3 million, or 13.0%, to $2.0 million for the three-month period ended August 31, 2025, when compared to $2.3 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.1 million decrease in labor expenses within our warehouse operations due primarily to lower number of orders and outbound shipments, a $0.1 million decrease in depreciation expenses as certain assets have moved to Assets Held for Sale and depreciation is no longer applied, and a $0.1 million decrease in property taxes and insurance.

Interest expense increased $0.1 million, or 20.0%, to $0.6 million for the three months ended August 31, 2025, when compared to $0.5 million for the same quarterly period a year ago, due to increased interest rates on all our debt, period over period.

Income taxes decreased $0.2 million, or 28.6%, to a tax benefit of $0.5 million for the three months ended August 31, 2025, from a tax benefit of $0.7 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales. Our effective tax rate decreased to 26.0% for the quarter ended August 31, 2025, from 26.9% for the quarter ended August 31, 2024, due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Six Months Ended August 31, 2025

Total operating expenses not associated with a reporting segment decreased $0.8 million, or 16.0%, to $4.2 million for the six-month period ended August 31, 2025, when compared to $5.0 million for the same period a year ago. Labor expenses decreased $0.5 million from staff reductions across all departments and freight handling costs decreased $0.1 million for the six months ended August 31, 2025, both associated with reduced sales, and a $0.2 million decrease in depreciation expenses as certain assets have moved to Assets Held for Sale and depreciation is no longer applied.

Interest expense stayed consistent at $1.1 million for the six months ended August 31, 2025 and August 31, 2024.

Other income increased $0.2 million, or 18.2%, to $1.3 million for the six months ended August 31, 2025, when compared to $1.1 million for the same quarterly period a year ago, primarily from a $0.4 million increase in rental income from the new tenant in the Hilti Complex, offset by a $0.2 decrease in other income related to a Chik-fil-A promotion held last year and the loss associated with the sale of property and equipment.

Income taxes decreased $0.3 million, or 27.3%, to a tax benefit of $0.8 million for the six months ended August 31, 2025, from a tax benefit of $1.1 million for the same period a year ago primarily related to reduced operating losses between the periods. Our effective tax rate decreased to 25.9% for the six months ended August 31, 2025, from 26.8% for the six months ended August 31, 2024, due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Six Months Ended August 31, 2025

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net revenues	$3,731,200	$5,440,300	$9,791,500	$14,340,600

Cost of goods sold	1,569,400	2,440,100	4,038,700	5,526,500
Gross margin	2,161,800	3,000,200	5,752,800	8,814,100

Operating expenses
Operating and selling	554,500	1,180,100	1,294,100	2,672,900
Sales commissions	1,245,300	1,827,100	3,226,800	4,860,900
General and administrative	376,700	463,700	784,900	979,900
Total operating expenses	2,176,500	3,470,900	5,305,800	8,513,700

Operating income (loss)	$(14,700)	$(470,700)	$447,000	$300,400

Average number of active brand partners	5,800	13,900	6,800	13,700

PaperPie Operating Results for the Three Months Ended August 31, 2025

PaperPie net revenues decreased $1.7 million, or 31.5%, to $3.7 million during the three months ended August 31, 2025, when compared to $5.4 million during the same period a year ago. The average number of active brand partners in the second quarter of fiscal 2026 was 5,800, a decrease of 8,100, or 58.3%, from 13,900 average active brand partners selling in the second quarter of fiscal 2025. The Company reports the average number of active Brand Partners as a key indicator for this division. The Company saw new Brand Partner recruiting negatively impacted due to several factors including economic challenges that include inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. Additionally, the Company executed a distribution agreement with Usborne Publishing Limited in fiscal 2023. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie along with providing a letter of credit and minimal level of annual purchases. This rebranding was completed in the fourth quarter of fiscal 2023. The letter of credit was not provided by the Company and the Company did not meet the minimum purchase requirements in fiscal 2024 or 2025, creating uncertainty with the relationship on a go-forward basis. The reduced sales and uncertainty resulting from the revised Usborne distribution agreement increased Brand Partner turnover and negatively impacted new Brand Partner recruits.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out of stock items, due to purchasing restrictions placed on us from our lender. We expect to place reorders and purchase new titles following the sale of Hilti Complex and the payoff of the loans with our bank. Returning to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “backoffice” systems, are expected to create existing Brand Partner excitement and increase our number of new recruits in this division.

PaperPie gross margin decreased $0.8 million, or 26.7%, to $2.2 million during the three months ended August 31, 2025, when compared to $3.0 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended August 31, 2025 increased to 57.9%, compared to 55.1% the same period a year ago, representing an increase of $0.2 million. The increase in gross margin as a percentage of net revenues was primarily attributed to increased discounts offered in the prior year to spur sales along with additional shipping promotions.

Total PaperPie operating expenses decreased $1.3 million, or 37.1%, to $2.2 million during the three-month period ended August 31, 2025, when compared to $3.5 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.6 million, or 50.0%, to $0.6 million during the three-month period ended August 31, 2025, when compared to $1.2 million reported in the same quarter a year ago. These decreased expenses were due to a $0.3 million decrease in shipping costs associated with the decrease in volume of orders shipped, and a decrease of $0.3 million in accruals for Brand Partner incentive trip expenses as the Division expects less trip earners this year. Sales commissions decreased $0.6 million, or 33.3%, to $1.2 million during the three-month period ended August 31, 2025, when compared to $1.8 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.1 million, or 20.0%, to $0.4 million during the three months ended August 31, 2025, when compared to $0.5 million during the same period a year ago. This decrease was due to a $0.1 million decrease in credit card transaction fees associated with decreased sales volumes coupled with a decrease in Home Office challenge awards used to incentivize selling more products each quarter.

Operating loss for the PaperPie segment decreased $0.5 million, to $14,700 during the three months ended August 31, 2025, when compared to the loss of $0.5 million reported in the same quarter a year ago. Operating loss for the PaperPie division as a percentage of net revenues for the year ended August 31, 2025 was (0.4)%, compared to (8.7)% for the year ended August 31, 2024, a decrease of 8.3%. Operating loss as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues due primarily to the reduced number of active brand partners and higher discounts offered to spur sales, offset by a decrease in operating expenses as shown above.

PaperPie Operating Results for the Six Months Ended August 31, 2025

PaperPie net revenues decreased $4.5 million, or 31.5%, to $9.8 million during the six-month period ended August 31, 2025, compared to $14.3 million from the same period a year ago. The average number of active brand partners in the six-month period ended August 31, 2025, was 6,800, a decrease of 6,900, or 50.4%, from 13,700 selling in same period a year ago. Recruiting and maintaining brand partners has been negatively impacted by several factors including record inflation, our distribution agreement with Usborne and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in increased food and fuel prices, which impacts the disposable income of our target customer base, which is families with small children. Sales during the first and second quarters of fiscal year 2025 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the rest of fiscal year 2026, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out of stock items, due to purchasing restrictions placed on us from our lender. We expect to place reorders and purchase new titles following the sale of Hilti Complex and the payoff of the loans with our bank. Returning to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “backoffice” systems, are expected to create existing Brand Partner excitement and increase our number of new recruits in this division.

Gross margin decreased $3.0 million, or 34.1%, to $5.8 million during the six-month period ended August 31, 2025, when compared to $8.8 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 58.8% for the six-month period ended August 31, 2025, when compared to 61.5% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased recruiting promotions offered to increase brand partner levels and additional discounts offered to customers between the periods to spur sales, as well as increased cost of goods from the tariffs implemented by the current administration on our SmartLab Toys product line.

Total operating expenses decreased $3.2 million, or 37.6%, to $5.3 million during the six-month period ended August 31, 2025, from $8.5 million for the same period a year ago. Operating and selling expenses decreased $1.4 million, or 51.9%, to $1.3 million during the six-month period ended August 31, 2025, when compared to $2.7 million reported in the same period a year ago. This decrease relates primarily to a decrease in shipping costs associated with the decrease in volume of orders shipped, totalling approximately $0.9 million; a $0.4 million decrease in brand partner incentive trip expenses as fewer brand partners are expected to earn the trip this year; and a $0.1 million decrease in various other operating and selling expenses. Sales commissions decreased $1.7 million, or 34.7%, to $3.2 million during the six-month period ended August 31, 2025, when compared to $4.9 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $0.2 million, or 20.0%, to $0.8 million, from $1.0 million recognized during the same period last year, due primarily to decreased credit card transaction fees associated with decreased sales volumes totalling $0.1 million and a $0.1 million decrease in other various general and administrative expenses.

Operating income of the PaperPie segment increased $0.1 million, or 33.3%, to $0.4 million during the six months ended August 31, 2025, when compared to $0.3 million reported in the same period last year. Operating income of the PaperPie division as a percentage of net revenues for the six months ended August 31, 2025 was 4.6%, compared to 2.1% for the six months ended August 31, 2024. Operating income for the PaperPie division increased primarily from reduced operating expenses

Publishing Operating Results for the Three and Six Months Ended August 31, 2025

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Net revenues	$889,900	$1,068,900	$1,936,000	$2,162,000

Cost of goods sold	363,600	422,400	863,600	870,000
Gross margin	526,300	646,500	1,072,400	1,292,000

Total operating expenses	320,600	391,300	658,900	805,200

Operating income	$205,700	$255,200	$413,500	$486,800

Publishing Operating Results for the Three Months Ended August 31, 2025

Our Publishing division’s net revenues decreased $0.2 million, or 18.2%, to $0.9 million during the three-month period ended August 31, 2025, from $1.1 million reported in the same period a year ago. The change in net revenues was primarily from additional discounts offered to retail customers in the second quarter of fiscal 2026 to spur sales.

Gross margin decreased $0.1 million, or 16.7%, to $0.5 million during the three-month period ended August 31, 2025, from $0.6 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues decreased to 59.1% during the three-month period ended August 31, 2025, from 60.5% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from additional discounts offered to retail customers in the second quarter of fiscal 2026 to spur sales.

Total operating expenses of the Publishing segment decreased $0.1 million, or 25.0%, to $0.3 million, from $0.4 million, during the three-month periods ended August 31, 2025 and 2024, respectively. This change was primarily due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped.

Operating income decreased $0.1 million, or 33.3%, to $0.2 million, from $0.3 million, during the three-month periods ended August 31, 2025 and 2024, respectively. Operating income for the Publishing division as a percentage of net revenues for the year ended August 31, 2025 was 23.1%, compared to 23.9% for the year ended August 31, 2024, a decrease of 0.8%. The decrease in operating income was primarily associated with the decline in revenues associated with the increased discounts to spur sales.

Publishing Operating Results for the Six Months Ended August 31, 2025

Our Publishing division’s net revenues decreased by $0.3 million, or 13.6%, to $1.9 million during the six-month period ended August 31, 2025, from $2.2 million reported in the same period a year ago primarily due to the increased discounts offered to spur sales.

Gross margin decreased $0.2 million, or 15.4%, to $1.1 million during the six-month period ended August 31, 2025, from $1.3 million reported in the same period a year ago. Gross margin as a percentage of net revenues decreased to 55.4%, during the six-month period ended August 31, 2025, from 59.8% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands and Usborne, with Kane Miller, SmartLab Toys and Learning Wrap-Ups products carrying a better margin on average and the increased discounts offered to customers during the current fiscal year.

Total operating expenses of the Publishing segment decreased $0.1 million, or 12.5%, to $0.7 million during the six-month period ended August 31, 2025, from $0.8 million reported in the same period a year ago. This change was due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped.

Operating income of the Publishing segment decreased $0.1 million, or 20.0%, to $0.4 million during the six-month period ended August 31, 2025 when compared to $0.5 million reported in the same period a year ago, due primarily to the decrease in sales and operating expenses. The decrease in operating income was primarily associated with the decline in revenues associated with the discounts offered in the current fiscal year.

Liquidity and Capital Resources

Prior to the last two fiscal years, which have been challenged with higher product discounting to spur sales and increased interest rates on borrowings, EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses until it returns to profitability. In addition, the Company intends to sell its owned real estate to pay off the revolving line of credit and term debts with our bank. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.

During the first six months of fiscal year 2026, we experienced positive cash inflows from operations of $1,459,700. These cash inflows resulted from:

●	net loss of $2,369,900

Adjusted for:

●	depreciation and amortization expense of $729,700

●	provision for inventory allowance of $72,000

●	net loss on sale of assets of $57,000

●	provision for credit losses of $24,000

Offset by:

●	deferred income taxes of $862,600

Positively impacted by:

●	decrease in inventories, net of $3,958,500

●	decrease in accounts receivable of $333,400

●	increase in income taxes payable of $233,100

●	increase in deferred revenues of $55,200

●	decrease in prepaid expenses and other assets of $8,600

Negatively impacted by:

●	decrease in accounts payable of $249,300

●	decrease in accrued salaries and commissions, and other liabilities of $530,000

Cash used in investing activities was $263,900 for capital expenditures, consisting of $174,200 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and $134,700 in building improvements currently in Assets Held for Sale, offset by $45,000 from the sale of machinery and equipment.

Cash used in financing activities was $900,000 to pay down existing term debt.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, will provide us with the liquidity we need to support ongoing operations. Additionally, we expect to obtain short term financing from traditional or non-traditional lenders following the completion of the sale of the Hilti Complex and the payoff of its debts with our current lender. Cash generated from operations will be used to acquire new inventory and pay down any short-term borrowings.

The Company’s Credit Agreement with its lender expired on September 19, 2025, with the balances of our Term Loans and the Revolving Loan remain unpaid.

On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the Term Loans and Revolving Loan before the maturity date. The Lender has not waived the specified defaults and reserves all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender has the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% is added to the existing interest rates defined in the credit agreement. The bank has taken no action other than to deliver the Reservation of Rights notice and the Company continues to work with its lender on ongoing operations. See Item 5. OTHER INFORMATION for further details.

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The default status of our credit agreement, along with recurring operating losses and other items, raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns, the Company has taken steps in its plans to eliminate the bank borrowings by selling the Hilti Complex. The proceeds from the sale of the Hilti Complex are expected to pay off the Term Loans and Revolving Loan. Following the loan payoff, management plans to fund ongoing operations with limited borrowings through local banks or other financing sources. In addition, management’s plans include reducing inventory, which will generate free cash flows, and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory, provision for credit losses, allowance for sales returns, long-lived assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

During the first six months of fiscal year 2026, there was no share-based compensation expense associated with the shares, as all shares previously granted have been vested and all have been previously expensed.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for August 31, 2025 and February 28, 2025, respectively.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for August 31, 2025 and February 28, 2025, respectively.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $17.8 million and $16.3 million at August 31, 2025 and February 28, 2025, respectively. Noncurrent inventory valuation allowances were $0.8 million at August 31, 2025 and $0.7 million at February 28, 2025.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 18.5% of our active Brand Partners maintained consignment inventory at the end of the second quarter of fiscal year 2026. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.2 million and $1.3 million at August 31, 2025 and February 28, 2025, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.3 million and $1.2 million at August 31, 2025 and February 28, 2025.

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

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)
June 1 - 30, 2025	-	$-	-	375,993
July 1 - 31, 2025	-	-	-	375,993
August 1 - 31, 2025	-	-	-	375,993
Total	-	$-	-

(1)	On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

On September 30, 2025, Educational Development Corporation (the “Company”) received a Notice of Default and Reservation of Rights Letter (the “Notice”) from BOKF, NA (the “Lender”) under the Company’s existing Credit Agreement (the “Credit Agreement”), dated as of August 9, 2022. The Notice indicated that an event of default had occurred and is continuing under the Credit Agreement (the “Existing Default”). See Exhibit 10.20 under Item 6 filed herewith.

Under the terms of the Notice, the lender has the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Additionally, under the terms of the credit agreement, there is an additional 2% default interest rate added to the existing borrowing rates defined in the Credit Agreement and Amendments. The bank has taken no action other than to deliver the Reservation of Rights notice, and the Company continues to work with its lender on ongoing operations. The total outstanding principal balance under the Credit Agreement is approximately $29,949,100 as of September 30, 2025.

Item 6.  EXHIBITS

3.1*	Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.2	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.3	First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.4	Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.5	Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

10.6	Fourth Amendment to Credit Agreement, effective December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957).

10.7	Fifth Amendment to Credit Agreement, effective May 31, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 17, 2024 (File No. 0-04957).

10.8	Sixth Amendment to Credit Agreement, effective October 3, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated October 7, 2024 (File No. 0-04957).

10.9	Seventh Amendment to Credit Agreement, effective January 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.09 to Form 10-Q dated November 30, 2024 (File No. 0-04957).

10.18	Eighth Amendment to Credit Agreement, effective April 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated April 17, 2025 (File No. 0-04957).

10.19	Ninth Amendment to Credit Agreement, effective July 11, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 12, 2025 (File No. 0-04957).

10.20**	Notice of Default and Reservation of Rights, dated September 30, 2025, from BOKF, NA, Tulsa, OK.

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 9, 2025	By	/s/ Craig M. White
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: October 9, 2025	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)