Form 10-Q
period 2025-11-30
EDUCATIONAL DEVELOPMENT CORP
filed 2026-01-13
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

  Yes ☐   No ☒

As of January 8, 2026, there were 8,511,364 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,108,400	$428,400
Restricted cash	322,000	548,100
Accounts receivable, less allowance for credit losses of $99,000 (November 30) and $112,300 (February 28)	759,700	2,126,000
Inventories - net	22,486,700	29,099,600
Prepaid expenses and other assets	434,100	768,100
Assets held for sale	563,600	19,277,000
Total current assets	27,674,500	52,247,200

INVENTORIES - net	16,652,700	15,592,500
PROPERTY, PLANT AND EQUIPMENT - net	6,495,600	6,398,700
DEFERRED INCOME TAX ASSET	1,177,600	2,536,100
OPERATING LEASE RIGHT-OF-USE ASSETS	6,945,000	1,108,100
OTHER ASSETS	510,200	431,700
TOTAL ASSETS	$59,455,600	$78,314,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,048,200	$1,847,400
Line of credit	-	4,198,100
Deferred revenues	696,000	491,800
Current maturities of long-term debt	-	26,685,500
Accrued salaries and commissions	629,300	313,700
Income taxes payable	1,313,500	460,900
Operating lease liabilities, current	1,532,800	697,000
Other current liabilities	1,918,800	2,528,300
Total current liabilities	8,138,600	37,222,700

OPERATING LEASE LIABILITIES, non-current	5,412,200	411,100
OTHER LONG-TERM LIABILITIES	7,300	112,900
Total liabilities	13,558,100	37,746,700

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,511,364 (November 30) and 8,583,201 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,769,400	13,800,000
Retained earnings	42,735,200	37,303,000
Accumulated other comprehensive loss	-	(15,400)
	59,045,000	53,628,000
Less treasury stock, at cost	(13,147,500)	(13,060,400)
Total shareholders’ equity	45,897,500	40,567,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,455,600	$78,314,300

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
PRODUCT REVENUES, net of discounts and allowances	$6,668,300	$10,556,100	$17,829,400	$26,266,600
Transportation revenue	339,500	496,000	905,900	1,288,100
NET REVENUES	7,007,800	11,052,100	18,735,300	27,554,700
COST OF GOODS SOLD	2,698,100	4,148,300	7,600,400	10,544,700
Gross margin	4,309,700	6,903,800	11,134,900	17,010,000

OPERATING EXPENSES
Operating and selling	1,184,700	1,744,100	2,918,800	5,010,000
Sales commissions	2,030,500	3,283,600	5,311,500	8,193,400
General and administrative	2,598,300	3,074,700	7,796,400	9,179,700
Total operating expenses	5,813,500	8,102,400	16,026,700	22,383,100

INTEREST EXPENSE	369,800	575,400	1,477,300	1,697,800

OTHER INCOME
Gain from sale of assets	(12,243,700)	-	(12,186,700)	-
Other, net	(272,600)	(662,100)	(1,625,600)	(1,745,900)
Total other income	(12,516,300)	(662,100)	(13,812,300)	(1,745,900)

EARNINGS (LOSS) BEFORE INCOME TAXES	10,642,700	(1,111,900)	7,443,200	(5,325,000)

INCOME TAX EXPENSE (BENEFIT)	2,840,600	(276,200)	2,011,000	(1,406,900)
NET EARNINGS (LOSS)	$7,802,100	$(835,700)	$5,432,200	$(3,918,100)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic	$0.91	$(0.10)	$0.63	$(0.47)
Diluted	$0.91	$(0.10)	$0.63	$(0.47)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,576,197	8,273,402	8,580,866	8,270,797
Diluted	8,576,197	8,273,402	8,580,866	8,270,797
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVEINCOME (LOSS) (UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net earnings (loss)	$7,802,100	$(835,700)	$5,432,200	$(3,918,100)
Other comprehensive income:
Unrealized loss on interest rate exchange agreement	-	(1,200)	-	(46,000)
Comprehensive Income (loss)	$7,802,100	$(836,900)	$5,432,200	$(3,964,100)

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2025

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Loss	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net loss	-	-	-	(1,075,200)	-	-	-	(1,075,200)
BALANCE - May 31, 2025	12,702,080	2,540,400	13,800,000	$36,227,800	-	4,118,879	(13,060,400)	39,507,800
Net Loss	-	-	-	(1,294,700)	-	-	-	(1,294,700)
BALANCE - August 31, 2025	12,702,080	2,540,400	13,800,000	$34,933,100	-	4,118,879	(13,060,400)	38,213,100
Purchases of treasury stock	-	-	-	-	-	87,837	(137,900)	(137,900)
Sale of treasury stock	-	-	(30,600)	-	-	(16,000)	50,800	20,200
Net earnings	-	-	-	7,802,100	-	-	-	7,802,100
BALANCE – November 30, 2025	12,702,080	$2,540,400	$13,769,400	$42,735,200	$-	4,190,716	$(13,147,500)	$45,897,500

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2024

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Sale of treasury stock	-	-	(4,100)	-	-	(4,000)	12,700	8,600
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	22,900	-	-	22,900
Net loss	-	-	-	(1,279,000)	-	-	-	(1,279,000)
BALANCE - May 31, 2024	12,702,080	2,540,400	13,502,100	41,287,600	47,300	4,122,992	(13,073,400)	44,304,000
Sale of treasury stock	-	-	(3,000)	-	-	(2,513)	7,900	4,900
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	(67,700)	-	-	(67,700)
Net loss	-	-	-	(1,803,400)	-	-	-	(1,803,400)
BALANCE - August 31, 2024	12,702,080	2,540,400	13,599,900	39,484,200	(20,400)	4,120,479	(13,065,500)	$42,538,600
Sale of treasury stock	-	-	(2,200)	-	-	(2,000)	6,400	4,200
Share-based compensation expense - net	-	-	100,800	-	-	-	-	100,800
Change in fair value of interest rate exchange agreement	-	-	-	-	(1,200)	-	-	(1,200)
Net loss	-	-	-	(835,700)	-	-	-	(835,700)
BALANCE - November 30, 2024	12,702,080	$2,540,400	$13,698,500	$38,648,500	$(21,600)	4,118,479	$(13,059,100)	$41,806,700

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$5,432,200	$(3,918,100)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,085,700	1,355,300
Deferred income taxes	1,358,500	(1,257,100)
Provision for credit losses	30,000	53,600
Provision for inventory valuation allowance	108,000	220,400
Share-based compensation expense - net	-	302,400
Net loss (gain) on sale of assets	(12,186,700)	3,300
Impairment loss on assets	287,100	-
Changes in assets and liabilities:
Accounts receivable	1,336,300	(291,900)
Inventories - net	5,444,700	8,582,700
Prepaid expenses and other assets	235,400	(241,900)
Accounts payable	200,800	(1,577,500)
Accrued salaries and commissions and other liabilities	(384,200)	377,800
Deferred revenues	204,200	794,600
Income taxes payable/receivable	852,600	374,700
Total adjustments	(1,427,600)	8,696,400
Net cash provided by operating activities	4,004,600	4,778,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(447,100)	(308,300)
Proceeds from sale of assets	29,927,600	9,800
Net cash provided by (used in) investing activities	29,480,500	(298,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(26,715,400)	(1,350,000)
Sales of treasury stock	20,200	17,700
Cash paid to acquire treasury stock	(137,900)	-
Net payments under line of credit	(4,198,100)	(1,200,000)
Net cash used in financing activities	(31,031,200)	(2,532,300)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,453,900	1,947,500
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	976,500	1,277,400
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$3,430,400	$3,224,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$1,337,500	$1,695,900
Cash (received)/paid for income taxes - net of refunds	$(200,100)	$33,800

NONCASH TRANSACTIONS
Leased assets obtained in exchange for operating lease liabilities	$6,338,900	$282,800

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

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as changes in our Brand Partners, planned reduction of inventory levels, obtaining short term borrowings, if needed, and sales and profitability trends used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management’s plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

During the third quarter of fiscal 2026, the Company completed the planned sale of the Hilti Complex and paid off the Line of Credit and Term Loans with the Company’s bank, which was a key step in management’s plans for returning to profitability. Paying off the bank debts and eliminating the bank-imposed restrictions allow the Company to begin a conservative plan to re-order some key out of stock products along with introducing a limited number of new titles which are expected to energize our Brand Partners and provide our retail customers with new offerings. However, the Company’s continued recurring operating losses raise substantial doubt over the Company’s ability to continue as a going concern. To address these ongoing concerns management’s future plans include implementing a conservative purchase plan while continuing to reduce overall inventory levels, which will generate free cash flows and building the active PaperPie Brand Partner levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us:

New Accounting Standards or Updates Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270) Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which requires software capitalization to begin when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. For public entities, the provisions within ASU 2025-06 are effective for the first annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions within ASU 2025-06 allow for a prospective, modified, or retrospective transition approach. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

In July 2025, the FASB issued Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. This ASU will be effective for our Form 10-K for fiscal 2026. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning March 1, 2027, and interim periods beginning March 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

Note 2 – CASH

The table below reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	November 30, 2025	November30, 2024
Cash and cash equivalents	$3,108,400	$2,289,300
Restricted cash	322,000	935,600
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$3,430,400	$3,224,900

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

Note 3 – ASSETS HELD FOR SALE

The assets held for sale on the balance sheet at February 28, 2025, totalling $19,277,000 consisted of disassembled equipment, the Hilti Complex and approximately 17 acres of excess land. The assets held for sale at November 30, 2025, consists of disassembled equipment. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell.

Hilti Complex

During the third quarter of fiscal 2024, the Company listed its real estate property located at 5402 S. 122nd E. Ave, Tulsa, Oklahoma 74146 for sale. The property consisted of approximately 402,000 square feet of office and warehouse space on 35-acres (the “Hilti Complex”), along with 17-acres of adjacent undeveloped land. The Company ceased recording depreciation on the assets upon meeting the held for sale criteria at the end of the third quarter of fiscal 2024.

On October 27, 2025, the Company completed the sale of the Hilti Complex to 10Mark 10K Industrial, LLC. The agreed upon sale price of the Hilti Complex per the executed Contract totalled $32,200,000. The net proceeds less the carrying value of the assets held for sale resulted in a gain on sale of $12,243,700 during the three months ended November 30, 2025. Following the sale of the Hilti Complex, the 17 acres of excess land, with a cost basis of $850,000, was reclassified from Assets held for Sale to land as it no longer listed for sale. The proceeds from the sale were utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Bank. At closing, EDC assigned the existing third-party tenant leases to the Buyer and executed a separate Triple-Net Lease (the “Lease”) for its occupied space in the Hilti Complex.

Equipment

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the disassembled equipment. The Company is actively marketing the unused equipment using a national on-line auction house as of November 30, 2025. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the disassembled equipment met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024. The Company evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded an impairment loss on the assets of $287,100 during the three months ended November 30, 2025.

Note 4 – INVENTORIES

Inventories consist of the following:

	November 30, 2025	February 28, 2025
Current:
Product inventory	$22,962,000	$29,530,100
Inventory valuation allowance	(475,300)	(430,500)
Inventories net – current	$22,486,700	$29,099,600

Noncurrent:
Product inventory	$17,467,200	$16,326,500
Inventory valuation allowance	(814,500)	(734,000)
Inventories net – noncurrent	$16,652,700	$15,592,500

Inventory in transit totalled $132,400 and $25,500 at November 30, 2025 and February 28, 2025, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2½ years of anticipated sales, are included in noncurrent inventory.

Note 5 – LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include seven rental agreements where we have the exclusive use of dedicated office space in San Diego, California, Ogden, Utah, Seattle, Washington, a warehouse space in Joplin, Missouri and three leases for office and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases under ASC 842. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

In connection with the sale of the Hilti Complex, the Company leased back a portion of the Complex for office and warehouse space. The term of the lease is 10 years, and the initial lease rate is $8.00 per square foot, with 2.5% annual escalations. The Company also has two five-year renewal and extension options with 2.5% increases annually in the base rental rate of the preceding year. The Lease also includes triple-net terms, where the Company and other tenants will be responsible for utilities, insurance, property taxes, and regular maintenance.

Operating Leases – Lessee

We recognize an operating lease liability on the balance sheets for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. Expected payments in the next twelve months are classified as current operating lease liabilities. Payments in excess of twelve months are classified as long-term operating lease liabilities. We also recognize an operating lease right-of-use asset on the balance sheets, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The operating lease liability and right-of-use assets are reduced over the term of the lease as payments are made and the assets are used.

	November 30, 2025	February 28, 2025
Operating lease assets:
Right-of-use assets	$6,945,000	$1,108,100

Operating lease liabilities:
Current lease liabilities	$1,532,800	$697,000
Long-term lease liabilities	$5,412,200	$411,100

Weighted-average remaining lease term (months)	109.6	18.4
Weighted-average discount rate	6.34%	4.89%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Fixed lease costs	$288,800	$224,600	$630,200	$604,100

Future minimum rental payments under operating leases with initial terms greater than one year as of November 30, 2025, are as follows:

Years ending February 28,
2026	$388,200
2027	1,311,500
2028	884,500
2029	906,600
2030	929,200
Thereafter	5,718,900
Total future minimum rental payments	10,138,900
Less: imputed interest	(3,193,900)
Total operating lease liabilities	$6,945,000

The following table provides further information about our operating leases reported in our condensed financial statements:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Operating cash outflows – operating leases	$288,800	$224,600	$630,200	$604,100

	November 30, 2025	November 30, 2024
NONCASH TRANSACTIONS
Lease assets obtained in exchange for new lease liabilities	$6,338,900	$282,800

The Company assesses its leases to determine whether it is reasonably certain that these renewal options will be exercised. In general, most of the office space outside of Tulsa, Oklahoma is associated with remote employees. Their continued employment determines the need for this space. Much of the warehouse space outside of the Hilti Complex is used to store non-current inventory. As the Company sells down excess inventory, less outside space will be needed, and any renewals will be for less space. The Company also considered the renewal options for the operating lease at the Hilti Complex and is not reasonably certain to exercise the renewal options. Accordingly, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised.

Operating Leases – Lessor

The Company subleases some office and warehouse space in one of its leased facilities.

Future minimum payments receivable under operating leases with terms greater than one year are estimated as follows:

Years ending February 28 (29),
2026	$26,300
2027	52,700
Total	$79,000

The cost of the leased space was approximately $0 and $16,333,900 as of November 30, 2025, and February 28, 2025, respectively. The accumulated depreciation associated with the leased assets was $0 and $3,906,700 as of November 30, 2025, and February 28, 2025, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale and discontinued depreciating the property. The leased space was included in this reclassification. During the third quarter of fiscal 2026, the Company completed the sale and leaseback of the Hilti Complex.

Note 6 – DEBT

Debt consists of the following:

	November 30, 2025	February 28, 2025
Line of credit	$-	$4,198,100

Floating rate Term Loan	$-	$16,250,000
Fixed rate Term Loan	-	10,550,900
Total term debt	-	26,800,900

Less current maturities	-	(26,685,500)
Less debt issue cost	-	(115,400)
Long-term debt, net	$-	$-

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

The Company’s credit agreement with its lender expired on September 19, 2025, with the balances of our Term Loans and the Revolving Loan unpaid.

On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the Term Loans and Revolving Loan before the maturity date. The Lender did not waive the specified defaults and reserved all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender had the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% is added to the existing interest rates defined in the credit agreement.

On October 27, 2025, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Credit Agreement dated August 9, 2022, between the Company and its Lender. The Company’s payment, including interest, was approximately $30.0 million, which satisfied all of the Company’s debt obligations with the Lender. The Company did not incur any early termination penalties because of the repayment of indebtedness or termination of the Amended and Restated Credit Agreement. Further, the Lender waived the additional 2% default interest charge associated with the Ninth Amendment. In connection with the repayment of outstanding indebtedness, the Company was released from all security interests, mortgages, liens and encumbrances under the Amended and Restated Credit Agreement with the Lender.

Note 7 – OTHER INCOME

A summary of other income is shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Other income (expense)
Gain from sale of assets	$12,243,700	$-	$12,186,700	$-
Rental income	559,700	655,100	1,912,700	1,605,500
Impairment on assets held for sale	(287,100)	-	(287,100)	-
Other, net	-	7,000		140,400
Total other income	$12,516,300	$662,100	$13,812,300	$1,745,900

Note 8 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of November 30, 2025, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$3,342,200	$4,446,500	$7,573,500	$9,889,200
% of total PaperPie Product revenues, net of discounts	56.7%	47.9%	50.1%	43.3%
Publishing division	-	-	-	-
% of total Publishing Product revenues, net of discounts	0.0%	0.0%	0.0%	0.0%
Total Product revenues, net of discounts of Usborne products	$3,342,200	$4,446,500	$7,573,500	$9,889,200

Purchases received by product type:
Usborne	$497,800	$70,600	$567,900	$171,300
% of total purchases received	51.9%	15.2%	35.8%	8.8%
All other product types	462,200	394,100	1,020,300	1,774,200
% of total purchases received	48.1%	84.8%	64.2%	91.2%
Total purchases received	$960,000	$464,700	$1,588,200	$1,945,500

Total Usborne inventory owned by the Company and included in our balance sheets was $20,866,600 and $23,696,800 as of November 30, 2025, and February 28, 2025, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$7,802,100	$(835,700)	$5,432,200	$(3,918,100)

Weighted average shares outstanding:
Basic	8,576,197	8,273,402	8,580,866	8,270,797
Diluted	8,576,197	8,273,402	8,580,866	8,270,797

Earnings (loss) per share:
Basic	$0.91	$(0.10)	$0.63	$(0.47)
Diluted	$0.91	$(0.10)	$0.63	$(0.47)

As shown in the table below, the following shares have not been included in the calculation of diluted loss per share as they would be anti-dilutive to the calculation above.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	235,214	-	185,665

Note 10 – SHARE-BASED COMPENSATION

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

A summary of compensation expense recognized in connection with restricted share awards follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Share-based compensation expense - net of forfeitures	$-	$100,800	$-	$302,400

Note 11 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $919,000 and $1,350,400 for the three months ended November 30, 2025 and 2024, respectively. These costs were $2,296,000 and $3,865,500 for the nine months ended November 30, 2025 and 2024, respectively.

Note 12 – BUSINESS SEGMENTS

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

Information by reporting segment for the three and nine month periods ended November 30, 2025 and 2024, are as follows:

NET REVENUES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
PaperPie	$6,236,100	$9,776,700	$16,027,600	$24,117,300
Publishing	771,700	1,275,400	2,707,700	3,437,400
Total	$7,007,800	$11,052,100	$18,735,300	$27,554,700

EARNINGS (LOSS) BEFORE INCOME TAXES

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
PaperPie	$521,800	$1,017,000	$968,800	$1,317,400
Publishing	133,000	422,500	546,500	909,300
Other	9,987,900	(2,551,400)	5,927,900	(7,551,700)
Total	$10,642,700	$(1,111,900)	$7,443,200	$(5,325,000)

PAPERPIE OPERATING RESULTS

The following table summarizes the operating results of the PaperPie segment for the three and nine months ended November 30, 2025 and 2024:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net revenues	$6,236,100	$9,776,700	$16,027,600	$24,117,300

Cost of goods sold	2,361,900	3,623,800	6,400,600	9,150,300
Gross margin	3,874,200	6,152,900	9,627,000	14,967,000

Operating expenses
Operating and selling	963,500	1,334,800	2,257,600	4,007,700
Sales commissions	2,008,700	3,260,300	5,235,500	8,121,200
General and administrative	380,200	540,800	1,165,100	1,520,700
Total operating expenses	3,352,400	5,135,900	8,658,200	13,649,600

Operating income	$521,800	$1,017,000	$968,800	$1,317,400

PUBLISHING OPERATING RESULTS

The following table summarizes the operating results of the Publishing segment for the three and nine months ended November 30, 2025 and 2024:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net revenues	$771,700	$1,275,400	$2,707,700	$3,437,400

Cost of goods sold	336,200	524,400	1,199,800	1,394,400
Gross margin	435,500	751,000	1,507,900	2,043,000

Operating expenses:
Operating and selling	68,100	88,300	220,300	358,300
Sales commissions	21,800	23,300	76,000	72,200
General and administrative	212,600	216,900	665,100	703,200
Total operating expenses	302,500	328,500	961,400	1,133,700

Operating income	$133,000	$422,500	$546,500	$909,300

Information for the Other segment above for the three and nine months ended November 30, 2025 and 2024 is set forth below:

OTHER NON-SEGMENT LOSS (EARNINGS) BEFORE INCOME TAXES

	Three Months Ended November 30,				Nine Months Ended November 30,
	2025		2024		2025		2024
Operating and selling:	$		$		$		$
Freight		123,400		297,400		347,200		583,500
Computer support		29,700		23,500		93,700		60,400
Total operating and selling expenses		153,100		320,900		440,900		643,900

General and administrative:
Payroll		956,500		1,186,900		2,869,600		3,568,500
Depreciation		271,700		292,700		823,100		1,078,700
Building and warehouse rents		289,700		249,400		743,600		592,000
Outside services		82,400		115,200		334,200		336,700
Property taxes		25,400		92,700		180,700		278,100
Property insurance		75,500		57,000		184,900		177,500
Professional service fees		60,300		59,700		176,700		178,300
Dues and subscriptions		79,000		77,900		187,100		207,300
Other		165,000		185,700		466,300		538,800
Total general and administrative expenses		2,005,500		2,317,200		5,966,200		6,955,900

Interest expense		369,800		575,400		1,477,300		1,697,800
Other income:
Gain from sale of assets		(12,243,700)		-		(12,186,700)		-
Other, net		(272,600)		(662,100)		-		(1,745,900)
Total other income		(12,516,300)		(662,100)		(13,812,300)		(1,745,900)
Total other non-segment loss (earnings) before income taxes		$(9,987,900)		$2,551,400		$(5,927,900)		$7,551,700

Note 13 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $563,600 as of November 30, 2025, and $37,000,000 February 28, 2025, respectively.

-	The estimated fair value of our term notes payable is estimated by management to approximate $0 and $26,507,100 as of November 30, 2025 and February 28, 2025, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.

Note 14 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of November 30, 2025 or February 28, 2025 are recorded as deferred revenues on the balance sheets. We received approximately $696,000 and $491,800 as of November 30, 2025 and February 28, 2025, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

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

The following table shows our condensed statements of operations data:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Product revenues, net of discounts and allowances	$6,668,300	$10,556,100	$17,829,400	$26,266,600
Transportation revenue	339,500	496,000	905,900	1,288,100
Net revenues	7,007,800	11,052,100	18,735,300	27,554,700
Cost of goods sold	2,698,100	4,148,300	7,600,400	10,544,700
Gross margin	4,309,700	6,903,800	11,134,900	17,010,000

Operating expenses
Operating and selling	1,184,700	1,744,100	2,918,800	5,010,000
Sales commissions	2,030,500	3,283,600	5,311,500	8,193,400
General and administrative	2,598,300	3,074,700	7,796,400	9,179,700
Total operating expenses	5,813,500	8,102,400	16,026,700	22,383,100

Interest expense	369,800	575,400	1,477,300	1,697,800
Other income
Gain from sale of assets	(12,243,700)	-	(12,186,700)	-
Other, net	(272,600)	(662,100)	-	(1,745,900)
Total other income	(12,516,300)	(662,100)	(13,812,300)	(1,745,900)
Earnings (loss) before income taxes	10,642,700	(1,111,900)	7,443,200	(5,325,000)

Income tax expense (benefit)	2,840,600	(276,200)	2,011,000	(1,406,900)
Net earnings (loss)	$7,802,100	$(835,700)	$5,432,200	$(3,918,100)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended November 30, 2025

Total operating expenses not associated with a reporting segment decreased $0.4 million, or 15.4%, to $2.2 million for the three-month period ended November 30, 2025, when compared to $2.6 million for the same quarterly period a year ago. Operating expenses decreased primarily because of a $0.2 million decrease in labor expense within our warehouse operations due to lower number of orders, as well as a $0.2 million decrease in freight handling expenses due to less orders being shipped compared to prior year.

Interest expense decreased $0.2 million, or 33.3%, to $0.4 million for the three months ended November 30, 2025, when compared to $0.6 million for the same quarterly period a year ago, due to the Company selling the Hilti Complex at the end of October 2025 and paying in full all outstanding indebtedness and terminating all commitments and obligations under its Credit Agreement dated August 9, 2022 between the Company and its Lender.

Other income increased $11.8 million to $12.5 million for the three months ended November 30, 2025, when compared to $0.7 million for the same quarterly period a year ago resulting from the gain of $12.2 million from the sale of the Hilti Complex, offset by a $0.1 million decrease in rental income from the sale of the Hilti Complex and a $0.3 million loss due to the impairment of the line equipment in assets held for sale.

Income taxes increased $3.1 million to an income tax expense of $2.8 million for the three months ended November 30, 2025, from a tax benefit of $0.3 million for the same quarterly period a year ago, resulting primarily from an increase in other income as result of the sale of the Hilti Complex. Our effective tax rate increased to 26.7% for the quarter ended November 30, 2025, from 24.8% for the quarter ended November 30, 2024, due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

Non-Segment Operating Results for the Nine Months Ended November 30, 2025

Total operating expenses not associated with a reporting segment decreased $1.2 million, or 15.8%, to $6.4 million for the nine month period ended November 30, 2025, when compared to $7.6 million for the same period a year ago. Labor expenses decreased $0.7 million from staff reductions across all departments, a decrease in freight handling of $0.2 million due to less overall sales orders and shipments compared to the prior year, and a $0.3 million decrease in depreciation expense related to the reclassification of the disassembled equipment to assets held for sale and resulting in the discontinuation of depreciation.

Interest expense decreased $0.2 million, or 11.8%, to $1.5 million for the nine months ended November 30, 2025, when compared to $1.7 million for the same quarterly period a year ago, due to the sale of the Hilti Complex on October 27, 2025 and resulting debt payoff.

Other income increased $12.1 million to $13.8 million for the nine months ended November 30, 2025, when compared to $1.7 million for the same quarterly period a year ago, primarily from the sale of the Hilti Complex, which resulted in an increase of other income due to the gain of $12.2 million and an increase in rental income of $0.3 million, offset by $0.3 million from the impairment of the line equipment in assets held for sale and a $0.1 million decrease in other income related to a Chick-fil-A promotion held last year.

Income taxes increased $3.4 million to a tax expense of $2.0 million for the nine months ended November 30, 2025, from a tax benefit of $1.4 million for the same period a year ago, primarily related to the increase in other income associated with the sale of the Hilti Complex. Our effective tax rate increased to 27.0% for the nine months ended November 30, 2025, from 26.4% for the nine months ended November 30, 2024, due primarily to sales mix fluctuations between states. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Nine Months Ended November 30, 2025

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net revenues	$6,236,100	$9,776,700	$16,027,600	$24,117,300

Cost of goods sold	2,361,900	3,623,800	6,400,600	9,150,300
Gross margin	3,874,200	6,152,900	9,627,000	14,967,000

Operating expenses
Operating and selling	963,500	1,334,800	2,257,600	4,007,700
Sales commissions	2,008,700	3,260,300	5,235,500	8,121,200
General and administrative	380,200	540,800	1,165,100	1,520,700
Total operating expenses	3,352,400	5,135,900	8,658,200	13,649,600

Operating income	$521,800	$1,017,000	$968,800	$1,317,400

Average number of active brand partners	5,100	12,400	6,200	13,300

PaperPie Operating Results for the Three Months Ended November 30, 2025

PaperPie net revenues decreased $3.6 million, or 36.7%, to $6.2 million during the three months ended November 30, 2025, when compared to $9.8 million during the same period a year ago. The average number of active brand partners in the third quarter of fiscal 2026 was 5,100, a decrease of 7,300, or 58.9%, from 12,400 average active brand partners selling in the third quarter of fiscal 2025. The Company reports the average number of active Brand Partners as a key indicator for this division. The Company saw new Brand Partner recruiting negatively impacted due to several factors including economic challenges that include inflation, resulting in high fuel costs and food price increases that continue to impact the disposable income of our customers. Additionally, the Company executed a distribution agreement with Usborne Publishing Limited in fiscal 2023. This agreement required the rebranding of the direct sales division from Usborne Books & More (“UBAM”) to PaperPie along with providing a letter of credit and minimal level of annual purchases. This rebranding was completed in the fourth quarter of fiscal 2023. The letter of credit was not provided by the Company and the Company did not meet the minimum purchase requirements in fiscal 2024 or 2025, creating uncertainty with the relationship on a go-forward basis. The reduced sales and uncertainty resulting from the revised Usborne distribution agreement increased Brand Partner turnover and has negatively impacted new Brand Partner recruits over the past two years.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out of stock items, due to purchasing restrictions placed on us from our lender. The Company has started to place reorders and purchase new titles following the sale of the Hilti Complex and the payoff of the loans with our bank at the end of the third quarter fiscal 2026. The Company plans to return to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems that are expected to create existing Brand Partner excitement which should increase our number of new recruits in this division.

PaperPie gross margin decreased $2.3 million, or 37.1%, to $3.9 million during the three months ended November 30, 2025, when compared to $6.2 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended November 30, 2025 decreased to 62.1%, compared to 62.9% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased discounts offered in the current quarter to spur sales along with additional shipping promotions.

Total PaperPie operating expenses decreased $1.7 million, or 33.3%, to $3.4 million during the three-month period ended November 30, 2025, when compared to $5.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.3 million, or 23.1% to $1.0 million during the three-month period ended November 30, 2025, when compared to $1.3 million reported in the same quarter a year ago. These decreased expenses were due to a $0.2 million decrease in shipping costs associated with the decrease in sales and volume of orders shipped, and a decrease of $0.1 million in accruals for Brand Partner incentive trip expenses as the division expects less trip earners this year. Sales commissions decreased $1.3 million, or 39.4%, to $2.0 million during the three-month period ended November 30, 2025, when compared to $3.3 million reported in the same quarter a year ago, due primarily to the decrease in net revenues, which resulted in a decrease of weekly commissions of $0.7 million, a $0.5 million decrease in commission overrides, as well as a $0.1 million decrease in commissions related to sales bonus. General and administrative expenses decreased $0.1 million, or 20.0%, to $0.4 million during the three months ended November 30, 2025, when compared to $0.5 million during the same period a year ago due to a decrease in credit card transaction fees associated with decreased sales volumes.

Operating income for the PaperPie segment decreased $0.5 million or 50%, to $0.5 million during the three months ended November 30, 2025, when compared to the loss of $1.0 million reported in the same quarter a year ago. Operating income for the PaperPie division as a percentage of net revenues for the year ended November 30, 2025 decreased to 8.4%, when compared to 10.4% for the year ended November 30, 2024, a decrease of 2.0%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues from the reduced number of active brand partners in addition to higher discounts offered to spur sales, which are both offset by a decrease in operating expenses as shown above.

PaperPie Operating Results for the Nine Months Ended November 30, 2025

PaperPie net revenues decreased $8.1 million, or 33.6%, to $16.0 million during the nine-month period ended November 30, 2025, compared to $24.1 million from the same period a year ago. The average number of active brand partners in the nine-month period ended November 30, 2025, was 6,200, a decrease of 7,100, or 53.4%, from 13,300 selling in same period a year ago. Recruiting and maintaining brand partners has been negatively impacted by several factors including continued inflation, our distribution agreement with Usborne, and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in the increase of food and fuel prices, both impacting the disposable income of our target customer base, which is families with small children. Sales during the first nine months of fiscal 2026 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the rest of fiscal year 2026, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out of stock items due to purchasing restrictions placed on us from our lender. We have begun a conservative plan to place reorders and purchase new titles since the sale of the Hilti Complex and the payoff of the loans with our bank. The Company is now returning to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems that are expected to create existing Brand Partner excitement and should increase our number of new recruits in this division.

Gross margin decreased $5.4 million, or 36.0%, to $9.6 million during the nine-month period ended November 30, 2025, when compared to $15.0 million during the same period a year ago, due primarily to a decrease in net revenues. Gross margin as a percentage of net revenues decreased to 60.1% for the nine-month period ended November 30, 2025, when compared to 62.1% for the same period a year ago. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased recruiting promotions offered to increase brand partner levels and additional discounts offered to customers between the periods to spur sales, as well as increased cost of goods from the tariffs implemented by the current administration on our SmartLab Toys product line.

Total operating expenses decreased $4.9 million, or 36.0%, to $8.7 million during the nine-month period ended November 30, 2025, from $13.6 million for the same period a year ago. Operating and selling expenses decreased $1.7 million, or 42.5%, to $2.3 million during the nine-month period ended November 30, 2025, when compared to $4.0 million reported in the same period a year ago. This decrease relates primarily to a decrease in shipping costs associated with the decrease in volume of orders shipped, totalling approximately $1.2 million, as well as a $0.5 million decrease in brand partner incentive trip expenses as fewer brand partners are expected to earn the trip this year. Sales commissions decreased $2.9 million, or 35.8%, to $5.2 million during the nine-month period ended November 30, 2025, when compared to $8.1 million reported in the same period a year ago primarily due to the decrease in net revenues, which resulted in a decrease of weekly commissions of $1.6, a $1.2 million decrease in monthly commission overrides, as well as a decrease in sales bonus’ of $0.1 million. General and administrative expenses decreased $0.3 million, or 20.0%, to $1.2 million, from $1.5 million recognized during the same period last year, due primarily to $0.2 million of decreased credit card transaction fees associated with decreased sales volumes and a $0.1 million decrease in other various general and administrative expenses.

Operating income of the PaperPie segment decreased $0.3 million, or 23.1%, to $1.0 million during the nine months ended November 30, 2025, when compared to $1.3 million reported in the same period last year. Operating income of the PaperPie division as a percentage of net revenues for the nine months ended November 30, 2025 was 6.0%, compared to 5.5% for the nine months ended November 30, 2024. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues from the reduced number of active brand partners in addition to higher discounts offered to spur sales, which are both offset by the decrease in operating expenses as shown above.

Publishing Operating Results for the Three and Nine Months Ended November 30, 2025

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Net revenues	$771,700	$1,275,400	$2,707,700	$3,437,400

Cost of goods sold	336,200	524,400	1,199,800	1,394,400
Gross margin	435,500	751,000	1,507,900	2,043,000

Total operating expenses	302,500	328,500	961,400	1,133,700

Operating income	$133,000	$422,500	$546,500	$909,300

Publishing Operating Results for the Three Months Ended November 30, 2025

Our Publishing division’s net revenues decreased $0.5 million, or 38.5%, to $0.8 million during the three-month period ended November 30, 2025, from $1.3 million reported in the same period a year ago. The change in net revenues was directly associated with the decrease in overall sales volume offset by a slight decrease in discounts.

Gross margin decreased $0.4 million, or 50.0%, to $0.4 million during the three-month period ended November 30, 2025, from $0.8 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues decreased to 56.4% during the three-month period ended November 30, 2025, from 58.9% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from the increase in cost of goods due to the additional tariffs implemented by the current administration on our SmartLab Toys product line.

Total operating expenses of the Publishing segment stayed consistent at $0.3 million, during the three-month periods ended November 30, 2025 and 2024, respectively.

Operating income decreased $0.3 million, or 75.0%, to $0.1 million during the three-month period ended November 30, 2025, from $0.4 million reported in the same quarter a year ago, respectively. Operating income for the Publishing division as a percentage of net revenues for the year ended November 30, 2025 was 17.2%, compared to 33.1% for the year ended November 30, 2024, a decrease of 15.9%. The decrease in operating income was primarily associated with the decline in net revenues associated with the decrease in gross sales in addition to the increase in cost of goods due to the additional tariffs implemented by the current administration on our SmartLab Toys product line.

Publishing Operating Results for the Nine Months Ended November 30, 2025

Our Publishing division’s net revenues decreased by $0.7 million, or 20.6%, to $2.7 million during the nine-month period ended November 30, 2025, from $3.4 million reported in the same period a year ago primarily due to the increased discounts offered to spur sales and the decrease in gross sales volume compared to the prior year.

Gross margin decreased $0.5 million, or 25.0%, to $1.5 million during the nine-month period ended November 30, 2025, from $2.0 million reported in the same period a year ago. Gross margin as a percentage of net revenues decreased to 55.7%, during the nine-month period ended November 30, 2025, from 59.4% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold between EDC-owned brands: Kane Miller, SmartLab Toys and Learning Wrap-Ups products, as well as the increase in cost of goods due to the additional tariffs implemented by the current administration on our SmartLab Toys product line.

Total operating expenses of the Publishing segment decreased $0.1 million, or 9.1%, to $1.0 million during the nine-month period ended November 30, 2025, from $1.1 million reported in the same period a year ago. This change was due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped from decreased sales.

Operating income of the Publishing segment decreased $0.4 million, or 44.4%, to $0.5 million during the nine-month period ended November 30, 2025 when compared to $0.9 million reported in the same period a year ago, due primarily to the decrease in sales and increase in cost of goods and operating and selling expenses compared to the prior year.

Liquidity and Capital Resources

Prior to the last two fiscal years, which have been challenged with higher product discounting to spur sales and increased interest rates on borrowings, EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses until it returns to profitability. In addition, the Company sold its owned real estate and paid off the revolving line of credit and term debts with our bank. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.

During the first nine months of fiscal year 2026, we experienced positive cash inflows from operations of $4,004,600. These cash inflows resulted from:

●	Net earnings of $5,432,200

Adjusted for:

●	deferred income taxes of $1,358,500

●	depreciation and amortization expense of $1,085,700

●	impairment on assets held for sale of $287,100

●	provision for inventory allowance of $108,000

●	provision for credit losses of $30,000

Offset by:

●	net gain on sale of assets of $12,186,700

Positively impacted by:

●	decrease in inventories, net of $5,444,700

●	decrease in accounts receivable of $1,336,300

●	increase in income taxes payable of $852,600

●	decrease in prepaid expenses and other assets of $235,400

●	increase in deferred revenues of $204,200

●	increase in accounts payable of $200,800

Negatively impacted by:

●	decrease in accrued salaries and commissions, and other liabilities of $384,200

Cash provided by investing activities totalled $29,480,500, consisting of $29,927,600 in proceeds from the sale of the Hilti Complex offset by $282,500 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and $164,600 in building improvements in Assets Held for Sale.

Cash used in financing activities was $31,031,200, consisting of $26,715,400 to pay down existing term debt, $4,198,100 to pay down existing line of credit, $137,900 paid to acquire treasury stock, offset by cash received of $20,200 from the sale of treasury stock.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, will provide us with the liquidity we need to support ongoing operations. Additionally, we expect to obtain short-term financing from traditional or non-traditional lenders to fund any short-term cash flow needs. Cash generated from operations will be used to acquire new inventory and pay down any short-term borrowings we expect to obtain.

Risks and Uncertainties

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company’s continued recurring operating losses raise substantial doubt over the Company’s ability to continue as a going concern. To address these concerns management’s plans include reducing inventory, to generate free cash flows and building the active PaperPie Brand Partners to pre-pandemic levels. Although there is no guarantee these plans will be successful, management believes these plans, if achieved, will alleviate the substantial doubt about continuing as a going concern and generate sufficient liquidity to meet our obligations as they become due over the next twelve months.

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

Leases

We have both lessee and lessor arrangements. Our lessee arrangements include seven rental agreements where we have the exclusive use of dedicated office space in San Diego, California, Ogden, Utah, Seattle, Washington, a warehouse space in Joplin, Missouri and three leases for office and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases under ASC 842. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

We recognize an operating lease liability on the balance sheets for each lease based on the present value of remaining minimum fixed rental payments (which includes payments under any renewal option that we are reasonably certain to exercise), using a discount rate that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. Expected payments in the next twelve months are classified as current operating lease liabilities. Payments in excess of twelve months are classified as long-term operating lease liabilities. We also recognize an operating lease right-of-use asset on the balance sheets, valued at the lease liability and adjusted for prepaid or accrued rent balances existing at the time of initial recognition. The operating lease liability and right-of-use assets are reduced over the term of the lease as payments are made and the assets are used.

The Company assesses its leases to determine whether it is reasonably certain that these renewal options will be exercised. In general, most of the office space outside of Tulsa, Oklahoma is associated with remote employees. Their continued employment determines the need for this space. Much of the warehouse space outside of the Hilti Complex is used to store non-current inventory. As the Company sells down excess inventory, less outside space will be needed, and any renewals will be for less space. The Company also considered the renewal options for the operating lease at the Hilti Complex and is not reasonably certain to exercise the renewal options. Accordingly, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for November 30, 2025 and February 28, 2025, respectively.

Allowance for Credit Losses

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments and a reserve for vendor share markdowns, when applicable (collectively “credit losses”). An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends. Management has estimated and included an allowance for credit losses of $0.1 million for November 30, 2025 and February 28, 2025, respectively.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $17.5 million and $16.3 million at November 30, 2025 and February 28, 2025, respectively. Noncurrent inventory valuation allowances were $0.8 million at November 30, 2025 and $0.7 million at February 28, 2025.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 20.0% of our active Brand Partners maintained consignment inventory at the end of the third quarter of fiscal year 2026. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.3 million at November 30, 2025 and February 28, 2025, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.3 million and $1.2 million at November 30, 2025 and February 28, 2025.

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

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)
September 1 - 30, 2025	-	$-	-	375,993
October 1 - 31, 2025	-	-	-	375,993
November 1 - 30, 2025	-	-	-	375,993
Total	-	$-	-

(1)	On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

3.1*	Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.2	Credit Agreement dated August 9, 2002 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated August 11, 2022 (File No. 0-04957).

10.3	First Amendment to Credit Agreement, dated December 22, 2022 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.4 to Form 10-Q dated November 30, 2022 (File No. 0-04957).

10.4	Second Amendment to Credit Agreement, dated May 10, 2023 by and between the Company and BOKF, NA, Tulsa, OK. is incorporated herein by reference to Exhibit 10.18 to Form 10-K dated February 28, 2023 (File No. 0-04957).

10.5	Third Amendment to Credit Agreement, dated August 9, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 17, 2023 (File No. 0-04957).

10.6	Fourth Amendment to Credit Agreement, effective December 1, 2023 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated December 28, 2023 (File No. 0-04957).

10.7	Fifth Amendment to Credit Agreement, effective May 31, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated June 17, 2024 (File No. 0-04957).

10.8	Sixth Amendment to Credit Agreement, effective October 3, 2024 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated October 7, 2024 (File No. 0-04957).

10.9	Seventh Amendment to Credit Agreement, effective January 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.09 to Form 10-Q dated November 30, 2024 (File No. 0-04957).

10.18	Eighth Amendment to Credit Agreement, effective April 4, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated April 17, 2025 (File No. 0-04957).

10.19	Ninth Amendment to Credit Agreement, effective July 11, 2025 by and between the Company and BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.01 to Form 8-K dated August 12, 2025 (File No. 0-04957).

10.20	Notice of Default and Reservation of Rights, dated September 30, 2025, from BOKF, NA, Tulsa, OK is incorporated herein by reference to Exhibit 10.20 to Form 10-Q dated August 31, 2025 (File No. 0-04957).

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: January 13, 2026	By	/s/ Craig M. White
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: January 13, 2026	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)