Form 10-K
period 2026-02-28
EDUCATIONAL DEVELOPMENT CORP
filed 2026-05-19
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant at the price at which the common stock was last sold on August 31, 2025 on the NASDAQ Stock Market, LLC was $9,597,100.

As of May 14, 2026 there were 8,511,364 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for fiscal year 2026 relating to our Annual Meeting of Shareholders to be held on July 8, 2026, are incorporated by reference into Part III of this Report on Form 10-K.

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

●	our success in recruiting and retaining new brand partners,

●	our ability to locate and procure desired books,

●	product and supplier concentrations,

●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,

●	adverse publicity associated with our Company or the industry,

●	our ability to ship timely,

●	changes to our primary sales channels, including social media and party plan platforms,

●	changing consumer preferences and demands,

●	cybersecurity threats and incidents,

●	changes in macroeconomic conditions in international trade including potential future tariffs,

●	legal matters,

●	reliance on information technology infrastructure,

●	our ability to obtain adequate financing for working capital and capital expenditures,

●	economic and competitive conditions, regulatory changes and other uncertainties, as well as

●	those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict.

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

●	Direct Sales Division (“PaperPie”) – This division sells our books and products through independent sales representatives (“Brand Partners”) direct to the customer. Our Brand Partners sell our products in various ways, including hosting home parties, through social media collaboration platforms on the internet, hosting book fairs with schools and public libraries and through other events. This division had approximately 4,300 active Brand Partners as of February 28, 2026.

●	Publishing Division (“EDC Publishing” or “Publishing”) – This is our trade division which markets our Kane Miller, SmartLab Toys, and Learning Wrap-Ups products through commissioned trade representatives who call on retail book, toy and specialty stores along with other retail outlets. This division also has in-house representatives marketing by telephone and email to other customers and potential customers. This division markets to approximately 4,000 retail outlets. In addition to exhibiting at national trade and regional bookselling shows, our products are featured in agency showrooms in AmericasMart Atlanta, Dallas Market Center, and Minneapolis Mart. In accordance with our distribution agreement with Usborne Publishing, the Company does not have the rights to distribute Usborne’s products to retail customers.

Percent of Net Revenues by Division

	FY 2026	FY 2025
PaperPie	84%	87%
Publishing	16%	13%
Total net revenues	100%	100%

Additional financial information relating to the Company’s reportable segments is included in Note 16, “Business Segments”, of the Notes to Financial Statements in Item 15, “Exhibits and Financial Statement Schedules,” which is included herein.

(c) Narrative Description of Business

Products

EDC’s current catalog contains approximately 2,000 titles, with new additions added periodically across all lines of our products. Additionally, a similar number of titles that do not have sufficient sales are identified as “out of print” and these titles are no longer re-printed or included in future catalogs. The Company sells the remaining quantities of these out-of-print titles through their normal sales channels at normal pricing and has not historically participated in the publishing industry’s “remainder” market. Many of our products are interactive in nature, including our touchy-feely board books, activity books and flashcards, adventure and search books, art books, sticker books, foreign language books, learning manipulatives and toys. We also have a broad line of ‘internet-linked’ books which allow readers to expand their educational experience by referring them to relevant non-Company websites. Our books also include science and math titles, as well as chapter books and novels. Many of our Kane Miller books were originally published in other countries, in their native languages, and we translate them to common American English and have exclusive rights to publish the titles in the United States. Certain Kane Miller agreements include North American rights, and these titles are also sold into Canada. Our SmartLab Toys and Learning Wrap-Ups imprints are product lines that are sold domestically and internationally, including the sale of foreign distribution rights to specific customers.

Seasonality

Sales for both divisions are greatest during the fall due to the holiday season. Additionally, there is a seasonal increase in spring associated with our annual PaperPie day as well as the Easter holiday season.

Competition

While we have the exclusive rights to sell Kane Miller books, Learning Wrap-Ups, and SmartLab Toys and are the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne books, we face competition from other publishers selling on the internet and directly to our customer base. Our PaperPie division competes in recruiting and retaining Brand Partners, who continuously receive opportunities to work for other direct selling companies, as well as other non-traditional employment opportunities, especially in the gig marketplace that provides multiple opportunities for part-time supplemental income. We also compete with other publishers in the school and library book-fair market, of which Scholastic Corporation is the largest.

Our Publishing division faces competition from U.S. and international publishing companies that sell online and through the same retail bookstores, toy stores, and gift and novelty stores that offer a variety of non-book products.

Employees

As of February 28, 2026, 64 full-time employees worked at our Tulsa, OK, San Diego, CA, and Ogden, UT facilities. Of these employees, approximately 41% work in our distribution warehouse in Tulsa, OK.

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

Our management team and incident response team have overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants that conduct vulnerability scans on a quarterly basis per PCI DSS standards. While cyber-attacks are common threats to all businesses, the Company did not experience a material cyber security incident in either fiscal year 2026 or 2025.

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

Item 2.  PROPERTIES

Our headquarters office and distribution warehouse are located at 5402 South 122nd East Ave, Tulsa, Oklahoma. The Company leases approximately 109,700 square feet of office and warehouse space in a 402,000 square foot complex (“Hilti Complex”), which the Company owned until October 27, 2025. Substantially all customer orders are fulfilled from our 85,000 square foot warehouse, in Tulsa, Oklahoma, using multiple flow-rack systems, referred to as “lines,” to expedite order completion, packaging, and shipment.

During the third quarter of fiscal 2024, the Company listed for sale/leaseback our headquarters office and warehouse property. The listing of the property for sale resulted in a reclassification of the owned property as “Assets Held for Sale” in the Company’s financial statements.

On October 27, 2025, the Company completed the sale of the Hilti Complex to 10Mark 10K Industrial, LLC. The agreed upon sale price of the Hilti Complex per the executed Contract totaled $32,200,000. The net proceeds, less the carrying value of the assets held for sale, resulted in a gain on sale of $12,243,700. Following the sale of the Hilti Complex, 17 acres of excess land with a cost basis of $850,000, was reclassified from Assets held for Sale to land as it no longer listed for sale. The proceeds from the sale were utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Bank. At closing, EDC assigned the existing third-party tenant leases to the Buyer and executed a separate Triple-Net Lease (the “Lease”) for its occupied space in the Hilti Complex.

In addition, we also lease additional warehouse space in Tulsa, Oklahoma and Joplin, Missouri as needed for overflow inventory, an office space in San Diego, California that is used by our Kane Miller employees and office space in Ogden, Utah for our Learning Wrap-Ups employees. We believe that our operating facilities meet both present and future capacity needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of EDC is traded on NASDAQ (symbol “EDUC”). The number of shareholders of record of EDC’s common stock as of May 14, 2026, was 435.

For information regarding our compensation plans see Note 13 of the notes to the financial statements and our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026, as outlined in Part III, Item 12 in this Annual Report.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)

December 1 - 31, 2025	-	$-	-	288,156
January 1 - 31, 2026	-	-	-	288,156
February 1 - 28, 2026	-	-	-	288,156
Total	-	$-	-

(1)	On February 4, 2019, the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which may be purchased under the new plan is 800,000. This plan has no expiration date.

Item 6.  [RESERVED]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain a discussion of our business, including a general overview of our segments, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.

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

Management Summary

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During fiscal 2025 and fiscal 2026, the Company did not meet the minimum purchase volumes. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through our remaining Usborne inventory over a period of twelve months following the termination date.

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

Brand Partners

	FY 2026	FY 2025
New Brand Partners Added During Fiscal Year	2,700	7,800
Active Brand Partners at End of Fiscal Year	4,300	7,800

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

During fiscal year 2026, internet sales continued to be the largest sales channel within our PaperPie division. The use of social media and party plan platforms, such as those available on Facebook, continue to be popular sales tools. These platforms allow Brand Partners to “present” and customers to “attend” online purchasing events from any geographical location.

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

PaperPie also generates revenues through various fundraiser programs directed toward schools and community organizations. Reach for the Stars is a pledge-based reading incentive program that provides cash and products to the sponsoring organization, and products for the participating children. An additional fundraising program, Gathered Goods (2026), which replaced Cards for a Cause (2025) offers Brand Partners the opportunity to help members of the community by sharing proceeds from the sale of specific items. Organizations do this by selling a variety package of educational items and donating a portion of the proceeds to help support their related causes.

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

The table below shows the percentage of net revenues from our Publishing division based on market type:

Publishing Division Net Revenues by Market Type

	FY 2026	FY 2025
National chain bookstores	11%	11%
All other	89%	89%
Total net revenues	100%	100%

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

Publishing’s sales representatives actively target the smaller independent bookstore and gift shop customers. This market has seen continued growth due to a resurgence in the opening of local bookstores, toy stores, and specialty stores across the U.S., coupled with the efforts of both our in-house and outside sales representatives to increase sales to local and independent businesses. References to our online Publishing catalog are mailed out to approximately 3,500 customers and potential customers on a yearly basis. See Publishing Operating Results for discussion of our updated distribution agreement with Usborne.

Result of Operations

The following table shows our statements of operations data:

	Twelve Months Ended February 28,
	2026	2025
Product revenues, net of discounts and allowances	$21,814,500	$32,547,700
Transportation revenue	1,099,100	1,643,300
Net revenues	22,913,600	34,191,000
Cost of goods sold	9,309,300	13,163,300
Gross margin	13,604,300	21,027,700

Operating expenses
Operating and selling	3,462,400	5,751,600
Sales commissions	6,399,200	10,096,600
General and administrative	10,928,100	11,955,100
Total operating expenses	20,789,700	27,803,300

Interest expense	1,478,900	2,188,400
Other income	(14,011,100)	(2,109,000)
Earnings (loss) before income taxes	5,346,800	(6,855,000)

Income tax expense (benefit)	3,021,600	(1,591,400)
Net earnings (loss)	$2,325,200	$(5,263,600)

See the detailed discussion of net revenues, gross margin and operating expenses by reportable segment below:

Non-Segment Operating Results

Total operating expenses not associated with a reporting segment were $8.9 million for the fiscal year ended February 28, 2026, compared to $9.9 million for the same period a year ago. Operating expenses decreased primarily because of a $0.6 million decrease in labor expense within our warehouse operations due to lower number of orders, a decrease of $0.3 million in depreciation due to Lines 1, 2 & 3 moved to ‘Assets Held for Sale” in Fiscal 25, as well as a $0.1 million in other various operating expenses.

Interest expense decreased $0.7 million, to $1.5 million for fiscal year ended February 28, 2026, compared to $2.2 million reported for fiscal year ended February 28, 2025 due to the Company selling the Hilti Complex at the end of October 2025 and paying in full all outstanding indebtedness and terminating all commitments and obligations under its Credit Agreement dated August 9, 2022 between the Company and its Lender.

Other income increased $11.9 million, to $14.0 million for fiscal year ended February 28, 2026, compared to $2.1 million reported for fiscal year ended February 28, 2025, resulting from the gain of $12.4 million from the sale of the Hilti Complex, offset by a $0.5 million decrease in rental income from existing tenant leases that were assigned to the buyer with the sale of the Hilti Complex.

Income taxes increased $4.6 million, to a tax expense of $3.0 million for the fiscal year ended February 28, 2026, from a tax benefit of $1.6 million for the same period a year ago, resulting primarily from an increase in other income as result of the sale of the Hilti Complex and a valuation allowance adjustment of $1.5 million in the fourth quarter of fiscal 2026 offsetting the Company’s net deferred tax asset position. This increase was primarily related to the increase in taxable income for the current fiscal year compared to the prior fiscal year. The effective tax rate increased by 33.3%, to 56.5% for fiscal year ending February 28, 2026, as compared to 23.2% for fiscal year ended February 28, 2025, primarily due to the valuation adjustment, the sales mix fluctuations between states, and the credits eligible for research and development expenses. Our tax rates are higher than the federal statutory rate of 21% due to the one-time valuation adjustment and inclusion of state income and franchise taxes.

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2026	2025
Net revenues	$19,344,700	$29,850,300

Cost of goods sold	7,763,100	11,406,000
Gross margin	11,581,600	18,444,300

Operating expenses
Operating and selling	2,598,700	4,575,400
Sales commissions	6,305,500	9,998,800
General and administrative	1,733,100	1,919,300
Total operating expenses	10,637,300	16,493,500

Operating income	$944,300	$1,950,800

Average number of active Brand Partners	5,800	12,300

PaperPie net revenues decreased $10.6 million, or 35.5%, to $19.3 million for the fiscal year ended February 28, 2026, when compared with net revenues of $29.9 million reported for the fiscal year ended February 28, 2025. The average number of active Brand Partners in fiscal year 2026 was 5,800, a decrease of 6,500, or 52.8%, from 12,300 in fiscal year 2025. The Company reports the average number of active Brand Partners as a key indicator for this division. Recruiting and maintaining Brand Partners has been negatively impacted by several factors including inflation, our distribution agreement with Usborne whereby Usborne actively sells their products through discounted retailers in the U.S. market, and the rebranding of the division in the fourth quarter of fiscal year 2023. Inflation was most evident in the increase of food and fuel prices, both impacting the disposable income of our target customer base, which is families with small children. Sales during fiscal 2026 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue into the next fiscal year, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out-of-stock items due to purchasing restrictions placed on us from our lender in the first three quarters of this fiscal year. We have begun a conservative plan to place reorders and purchase new titles since the sale of the Hilti Complex, the payoff of the revolver and term loans with our bank and subsequent removal of purchasing restrictions. The Company is now returning to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems that are expected to create existing Brand Partner excitement and should increase our number of new recruits in this division.

PaperPie gross margin decreased $6.8 million, or 37.0%, to $11.6 million for the fiscal year ended February 28, 2026, from $18.4 million reported for fiscal year ended February 28, 2025. Gross margin as a percentage of net revenues decreased 1.9% to 59.9% for fiscal year 2026 when compared to 61.8% for fiscal year 2025. The decrease in gross margin as a percentage of net revenues was primarily attributed to increased recruiting promotions offered to increase Brand Partner levels and additional discounts offered to customers between the periods to spur sales, as well as increased cost of goods from the tariffs implemented by the current administration on our SmartLab Toys product line.

Total PaperPie operating expenses decreased $5.9 million, or 35.8%, to $10.6 million during the fiscal year ended February 28, 2026, when compared with $16.5 million reported for the fiscal year ended February 28, 2025. Operating and selling expenses decreased $2.0 million, to $2.6 million for the fiscal year ended February 28, 2026, from $4.6 million reported in the same period a year ago. This decrease relates primarily to a decrease in shipping costs associated with the decrease in volume of orders shipped, totaling approximately $1.4 million, as well as a $0.6 million decrease in brand partner incentive trip and meeting expenses as fewer brand partners participated in various meetings and earn the trip this year. Sales commissions decreased $3.7 million to $6.3 million during the fiscal year ended February 28, 2026, when compared to $10.0 million reported in the same period a year ago, primarily due to the decrease in net revenues, which resulted in a decrease of commissions of $3.6 million, as well as a decrease in sales bonuses of $0.1 million. General and administrative expenses decreased $0.2 million, to $1.7 million during the fiscal year ended February 28, 2026, when compared with $1.9 million reported for the fiscal year ended February 28, 2025, due primarily to $0.3 million of decreased credit card transaction fees associated with decreased sales volumes offset by a $0.1 million increase in other various general and administrative expenses.

Operating income of our PaperPie division decreased $1.1 million, or 55.0%, to $0.9 million for the fiscal year ended February 28, 2026, as compared to $2.0 million reported for fiscal year ended February 28, 2025. Operating income for the PaperPie division as a percentage of net revenues for the year ended February 28, 2026 was 4.9%, compared to 6.5% for the year ended February 28, 2025, a decrease of 1.6%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in net revenues from the reduced number of active brand partners in addition to higher discounts offered to spur sales, which were both offset by the decrease in operating expenses.

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	Twelve Months Ended February 28,
	2026	2025
Net revenues	$3,568,900	$4,340,700

Cost of goods sold	1,546,200	1,757,300
Gross margin	2,022,700	2,583,400

Total operating expenses	1,274,900	1,428,000

Operating income	$747,800	$1,155,400

Our Publishing division’s net revenues decreased $0.7 million, or 16.3%, to $3.6 million for fiscal year ended February 28, 2026 from $4.3 million reported for fiscal year ended February 28, 2025. The change in net revenues was directly associated with the decrease in overall sales volume offset by a slight decrease in discounts.

Gross margin decreased $0.6 million, or 23.1%, to $2.0 million for fiscal year ended February 28, 2026, from $2.6 million reported for fiscal year ended February 28, 2025. Gross margin as a percentage of net revenues decreased 2.8%, to 56.7% for fiscal year 2026, compared to 59.5% reported in the same period a year ago mainly due to product mix change and from the increase in cost of goods due to the additional tariffs implemented by the current administration on our SmartLab Toys product line.

Total operating expenses of the Publishing segment decreased $0.1 million, or 7.1%, to $1.3 million for fiscal year ended February 28, 2026, from $1.4 million reported for fiscal year ended February 28, 2025. The decrease in operating expenses resulted from the decrease in freight expense of $0.1 million associated with lower sales.

Operating income decreased $0.5 million, or 41.7%, to $0.7 million for fiscal year ended February 28, 2026, from $1.2 million for fiscal year ended February 28, 2025. The decrease in operating income was primarily associated with the decline in net revenues associated with the decrease in gross sales in addition to the increase in cost of goods due to the additional tariffs implemented by the current administration on our SmartLab Toys product line.

Liquidity and Capital Resources

During the past two years we have offered higher product discounts to spur sales and experienced increased interest rates on borrowings due to restrictions imposed by our lender. Prior to this period EDC had a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses until it returns to profitability. In addition, the Company sold the real estate it owned, the Hilti Complex, and paid off the revolving line of credit and term debts with our bank. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury stock.

During fiscal year 2026, we experienced positive cash flows from operations of $2,005,300. These cash flows resulted from:

●	net gain of $2,325,200

Adjusted for:

●	depreciation and amortization expense of $1,391,700

●	Deferred income taxes of $2,536,100

●	impairment on assets held for sale of $287,100

●	provision for inventory allowance of $144,000

●	provision for credit losses of $36,000

Offset by:

●	net gain on sale of assets of $12,190,900

Positively impacted by:

●	decrease in inventories, net of $6,884,200

●	decrease in accounts receivable of $1,228,700

●	Increase in income taxes payable of $685,900

●	decrease in prepaid expenses and other assets of $297,800

Negatively impacted by:

●	decrease in accrued salaries and commissions, and other liabilities of $1,288,200

●	decrease in deferred revenues of $171,300

●	decrease in accounts payable of $161,000

Cash provided by investing activities totaled $29,389,800, consisting of $29,932,600 in proceeds from the sale of the Hilti Complex, along with a few other assets, offset by $378,200 in software upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders and $164,600 in building improvements in Assets Held for Sale.

Cash used in financing activities was $31,031,200, consisting of $26,715,400 to pay down existing term debt, $4,198,100 to pay down existing line of credit, $137,900 paid to acquire treasury stock, offset by cash received of $20,200 from the sale of treasury stock.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, will provide us with the liquidity we need to support ongoing operations. Additionally, subsequent to the fiscal year end, we obtained a $2,000,000 line of credit from a new lender to fund any short-term cash flow needs. Cash generated from operations will be used to acquire new inventory and pay down any short-term borrowings we expect to obtain.

Contractual Obligations

We are a smaller reporting company and are not required to provide this information.

Off-Balance Sheet Arrangements

As of February 28, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

The Company experiences increased sales in the Fall season along with increased sales during the Annual PaperPie Day sale annually on 3/14 as well as the Easter holiday season. Historically, we have experienced an increase in inventory during the Summer in anticipation for the Fall increase in sales.

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

Leases

We have both lessee and lessor arrangements. Our lessee arrangements include six rental agreements where we have the exclusive use of dedicated office space in San Diego, California, Ogden, Utah, a warehouse space in Joplin, Missouri and three leases for office and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases under ASC 842. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for product getting damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for the fiscal years ended February 28, 2026 and February 28, 2025.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical sales. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $21.1 million and $16.3 million at February 28, 2026 and February 28, 2025, respectively. Noncurrent inventory valuation allowances were $0.8 million at February 28, 2026 and $0.7 million at February 28, 2025.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 21.6% of our active Brand Partners maintained consignment inventory at the end of fiscal year 2026. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.1 million and $1.3 million at February 28, 2026 and February 28, 2025, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.2 million at both February 28, 2026 and February 28, 2025.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(a) as of February 28, 2026. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and our Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer).

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a) through 15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). All internal control systems, no matter how well they are designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the 2013 COSO Framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of February 28, 2026.

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

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Election of Directors” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

(b) Identification of Executive Officers

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Executive Officers of the Registrant” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

(c) Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 10 is furnished by incorporation by reference to the information under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is furnished by incorporation by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is furnished by incorporation by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Plans” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is furnished by incorporation by reference to the information under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on July 8, 2026.

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

EDUCATIONAL DEVELOPMENT CORPORATION

Date:	May 19, 2026	By	/s/ Craig M. White
Craig M. White
President, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date:	May 19, 2026	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	May 19, 2026	/s/ Craig M. White
Craig M. White, Director
President, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

	May 19, 2026	/s/ Dr. Kara Gae Neal
Dr. Kara Gae Neal,
Director

	May 19, 2026	/s/ Bradley V. Stoots
Bradley V. Stoots,
Director

	May 19, 2026	/s/ Dr. Amy N. Emmerson
Dr. Amy N. Emmerson,
Director

	May 19, 2026	/s/ Steven Hooser
Steven Hooser
Director

	May 19, 2026	/s/ Dan E. O’Keefe
Dan E. O’Keefe
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Educational Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Educational Development Corporation (the Company) as of February 28, 2026 and 2025, the related statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ HOGANTAYLOR LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma

May 19, 2026

EDUCATIONAL DEVELOPMENT CORPORATION
BALANCE SHEETS

AS OF FEBRUARY 28,

	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,118,400	$428,400
Restricted cash	222,000	548,100
Accounts receivable, less allowance for credit losses of $109,600 (2026) and $112,300 (2025)	861,300	2,126,000
Inventories - net	17,412,200	29,099,600
Prepaid expenses and other assets	374,600	768,100
Assets held for sale	563,600	19,277,000
Total current assets	20,552,100	52,247,200

INVENTORIES - net	20,251,700	15,592,500
PROPERTY, PLANT AND EQUIPMENT - net	6,291,200	6,398,700
DEFERRED INCOME TAX ASSET - net	-	2,536,100
OPERATING LEASE RIGHT-OF-USE ASSETS	6,716,100	1,108,100
OTHER ASSETS	500,500	431,700
TOTAL ASSETS	$54,311,600	$78,314,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,686,400	$1,847,400
Line of credit	-	4,198,100
Deferred revenues	320,500	491,800
Operating lease liabilities, current	1,371,700	697,000
Current maturities of long-term debt	-	26,685,500
Accrued salaries and commissions	218,600	313,700
Income taxes payable	1,146,800	460,900
Other current liabilities	1,427,500	2,528,300
Total current liabilities	6,171,500	37,222,700

OPERATING LEASE LIABILITIES, noncurrent	5,344,400	411,100
OTHER LONG-TERM LIABILITIES	5,200	112,900
Total liabilities	11,521,100	37,746,700

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,511,364 (2026) and 8,583,201 (2025) shares	2,540,400	2,540,400
Capital in excess of par value	13,769,400	13,800,000
Retained earnings	39,628,200	37,303,000
Accumulated other comprehensive loss	-	(15,400)
	55,938,000	53,628,000
Less treasury stock, at cost	(13,147,500)	(13,060,400)
Total shareholders’ equity	42,790,500	40,567,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,311,600	$78,314,300

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28,

	2026	2025
PRODUCT REVENUES, net of discounts and allowances	$21,814,500	$32,547,700
Transportation revenue	1,099,100	1,643,300
NET REVENUES	22,913,600	34,191,000
COST OF GOODS SOLD	9,309,300	13,163,300
Gross margin	13,604,300	21,027,700

OPERATING EXPENSES:
Operating and selling	3,462,400	5,751,600
Sales commissions	6,399,200	10,096,600
General and administrative	10,928,100	11,955,100
Total operating expenses	20,789,700	27,803,300

INTEREST EXPENSE	1,478,900	2,188,400
OTHER INCOME
Gain from sale of assets - net	(12,190,900)	-
Other - net	(1,820,200)	(2,109,000)
Total other income	(14,011,100)	(2,109,000)

EARNINGS (LOSS) BEFORE INCOME TAXES	5,346,800	(6,855,000)

INCOME TAX EXPENSE (BENEFIT)	3,021,600	(1,591,400)
NET EARNINGS (LOSS)	$2,325,200	$(5,263,600)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	$0.27	$(0.63)
Diluted	$0.27	$(0.63)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,563,491	8,348,971
Diluted	8,563,491	8,348,971
Dividends per share	$-	$-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED FEBRUARY 28,

	February 28,
	2026	2025
Net earnings (loss)	$2,325,200	$(5,263,600)
Other comprehensive income:
Unrealized loss on interest rate exchange agreement	-	(39,800)
Comprehensive income (loss)	$2,325,200	$(5,303,400)

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
AS OF FEBRUARY 28 (29),

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income (Loss)	Number of Shares	Amount	Shareholders’ Equity
BALANCE - February 29, 2024	12,702,080	$2,540,400	$13,405,400	$42,566,600	$24,400	4,126,992	$(13,086,100)	$45,450,700
Purchases of treasury stock	-	-	600	-	-	400	(1,300)	(700)
Sales of treasury stock	-	-	(9,300)	-	-	(8,513)	27,000	17,700
Change in fair value of interest rate exchange agreement	-	-	-	-	(39,800)	-	-	(39,800)
Share-based compensation expense – net	-	-	403,300	-	-	-	-	403,300
Net loss	-	-	-	(5,263,600)	-	-	-	(5,263,600)
BALANCE - February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Purchases of treasury stock	-	-	-	-	-	87,837	(137,900)	(137,900)
Sales of treasury stock	-	-	(30,600)	-	-	(16,000)	50,800	20,200
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net earnings	-	-	-	2,325,200	-	-	-	2,325,200
BALANCE - February 28, 2026	12,702,080	$2,540,400	$13,769,400	$39,628,200	-	4,190,716	$(13,147,500)	$42,790,500

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28,

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,325,200	$(5,263,600)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,391,700	1,724,900
Deferred income taxes	2,536,100	(1,129,600)
Provision for credit losses	36,000	48,000
Provision for inventory valuation allowance	144,000	144,000
Share-based compensation expense - net	-	403,300
Net loss (gain) on sale of assets	(12,190,900)	3,300
Impairment loss on assets	287,100	318,100
Changes in assets and liabilities:
Accounts receivable	1,228,700	(237,100)
Inventories - net	6,884,200	10,754,100
Prepaid expenses and other assets	297,800	(168,300)
Accounts payable	(161,000)	(2,062,800)
Accrued salaries and commissions and other liabilities	(1,288,200)	(918,400)
Deferred revenues	(171,300)	(91,700)
Income taxes payable/receivable	685,900	(312,500)
Total adjustments	(319,900)	8,475,300
Net cash provided by operating activities	2,005,300	3,211,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(542,800)	(439,400)
Proceeds from sale of assets	29,932,600	9,800
Net cash provided by (used in) investing activities	29,389,800	(429,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(26,715,400)	(1,800,000)
Cash paid to acquire treasury stock	(137,900)	(700)
Sales of treasury stock	20,200	17,700
Net payments under line of credit	(4,198,100)	(1,300,000)
Net cash used in financing activities	(31,031,200)	(3,083,000)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	363,900	(300,900)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	976,500	1,277,400
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,340,400	$976,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,337,500	$2,156,300
Cash (received)/paid for income taxes - net of refunds	$(200,500)	$(274,300)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Fair value of the interest rate exchange agreement	$-	$(39,800)

NONCASH TRANSACTIONS
Leased assets obtained in exchange for operating lease liabilities	$6,338,900	$282,800
Inventory donations	$291,700	-

See notes to financial statements.

EDUCATIONAL DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

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

Liquidity—In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Determining the extent to which conditions or events raises substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as changes in our Brand Partners, sales growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management’s plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain, and actual results could differ materially from those estimates.

In prior periods, we identified conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. During the third quarter of fiscal 2026, the Company completed the planned sale of the Hilti Complex and paid off the Line of Credit and Term Loans with the Company’s bank, which was a key step in management’s plans for returning to profitability. Paying off the bank debts and eliminating the bank-imposed restrictions allows the Company to begin a conservative plan to re-order some key out of stock products along with introducing a limited number of new titles which are expected to energize our Brand Partners and provide our retail customers with new offerings.. In addition, subsequent to year end, the Company obtained a $2.0 million line of credit with a local bank to cover any short-term borrowing needs. Based on the elimination of the bank debt, the Company’s current cash and other resources, and management’s operating plans, we have concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the issuance date of these financial statements. Accordingly, management determined that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Sales Concentration—Significant portions of our sales are generated in our Direct Sales division, PaperPie. Of these sales, a substantial portion is facilitated through the use of social media collaboration platforms that allow our Brand Partners to interact in real-time, or near real-time, with customers. Brand Partners use these platforms to invite potential customers to “online parties,” provide product recommendations, answer questions, and provide links to other supporting online materials. When a customer is ready to purchase products from the online party, they are redirected from the social media platform to the Brand Partner’s company hosted e-commerce site where the order can be placed.

Cash, Cash Equivalents and Restricted Cash—Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000. We have never experienced any losses related to these balances. The majority of payments settled from banks for third party credit card transactions within three to twenty business days, depending on the credit card processors’ reserve requirements. The payments in transit from our credit card processors and the short-term certificate of deposit with our bank supporting our monthly credit card usage are classified as restricted cash. Cash and cash equivalents include demand and time deposits, money market funds, and other short-term investments with maturities of three months or less when acquired.

Accounts Receivable—Accounts receivable are uncollateralized customer obligations due under normal trade terms, generally requiring payment within thirty days from the invoice date. Extended payment terms are offered at certain times of the year for orders that meet minimum quantities or amounts. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable is stated at net realizable value, which includes an allowance for credit losses representing the amount expected to be uncollectible. Balances which remain outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Recoveries of accounts receivable previously written off are recorded as income when received.

Allowance for Credit Losses— The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company, as required by ASU 2025-05, has elected to use the practical expedient method, which permits entities to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable. The practical expedient method and allowance for credit losses is based on our history of write-off levels, along with evaluating current market conditions, customers concentrations and economic indicators.

Inventories—Inventories are stated at the lower of either cost or net realizable value. Cost is determined using the average costing method. We present a portion of our inventory as a non-current asset. Occasionally we purchase product inventory in quantities in excess of what will be sold within the normal operating cycle due to the minimum order requirements of our suppliers or changes in sales levels. We estimate non-current inventory using an anticipated turnover ratio by title, based primarily on historical trends. These excess quantities of 2½ years of anticipated sales are classified as noncurrent inventory.

The Company assumes title and responsibility for inventory purchased according to the contract language with our suppliers, and the individual shipment terms for the order. The Company maintains insurance for the value of the inventory once the title has been passed until it is received at our warehouse (“inventory in transit”).

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. Consignment inventory is stated at the lower of either cost or net realizable value, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment, excluding the estimated reserve, with Brand Partners was $1,110,200 and $1,335,700 at February 28, 2026 and February 28, 2025, respectively. The Company has a reserve for consignment inventory not expected to be sold or returned of $340,300 and $402,400 as of February 28, 2026, and February 28, 2025, respectively.

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

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the disassembled equipment. The Company is actively marketing the unused equipment using a national on-line auction house. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the disassembled equipment met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024. The Company evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded an impairment loss on the assets of $287,100 as of February 28, 2026.

Impairment of Long-Lived Assets—We review the value of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable based on estimated future cash flows. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of the carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates and can be impacted by other uncertainties. No impairment was noted during fiscal year 2025 but we recorded an impairment of $287,100 during fiscal year 2026.

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

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of February 28, 2026 and 2025.

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of property and equipment, disallowed interest, accounts receivable allowances, inventory capitalization and allowances, sales returns, and other accrued expenses.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities and valuation allowances. Interest and penalties are included in tax expense.

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

The majority of Publishing’s sales contracts have a single performance obligation and are short-term in nature. Publishing sales may be collected at the time the product is shipped, or the customers may be given payment terms based primarily on their credit worthiness and payment history.

Estimated allowances for sales returns, which reduce net revenues and cost of goods sold, are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit and most damaged returns are primarily from retail stores. These returns result from damage that occurs in the stores, not in shipping to the stores. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated sales returns of approximately $201,500 for both February 28, 2026 and February 28, 2025, which is included in other current liabilities on the Company’s balance sheet. In addition, management has recorded an asset for the expected value of non-damaged inventories to be returned. The estimated value of returned products of $100,800 is included in other current assets on the Company’s balance sheet for both February 28, 2026 and February 28, 2025.

The Company generally expenses sales commissions in the same period that the revenue is recognized. These costs are recorded within operating expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an unexpected length of one year or less.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses, included in general and administrative expenses in the statements of operations, were $249,800 and $265,500 for the years ended February 28, 2026 and February 28, 2025, respectively.

Shipping and Handling Costs—We classify shipping and handling costs as operating and selling expenses in the statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $2,809,500 and $4,574,200 for the years ended February 28, 2026 and February 28, 2025, respectively.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended February 28,
	2026	2025
Earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$2,325,200	$(5,263,600)

Weighted average shares outstanding:
Basic	8,563,491	8,348,971
Diluted	8,563,491	8,348,971

Earnings (loss) per share:
Basic	$0.27	$(0.63)
Diluted	$0.27	$(0.63)

As shown in the table below, the following shares have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above:

	Year Ended February 28,
	2026	2025
Weighted average shares:
Issued unvested restricted stock and assumed shares issuable under granted unvested restricted stock awards	-	139,249

New Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us:

New Accounting Standards or Updates Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU is effective for our Form 10-K for fiscal 2026 and the Company has applied the application on a prospective basis. Refer to Note 9.

In July 2025, the FASB issued Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. This ASU is effective for our Form 10-K for fiscal 2027, but the Company has chosen to early adopt the ASU as of February 28, 2026 and applied the changes prospectively. The adoption of this ASU did not have a material effect to the measurement of credit losses.

New Accounting Standards or Updates Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270) Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which requires software capitalization to begin when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. For public entities, the provisions within ASU 2025-06 are effective for the first annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions within ASU 2025-06 allow for a prospective, modified, or retrospective transition approach. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.

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

2. CASH

The table below reconciles cash, cash equivalents, and restricted cash as reported in the balance sheet to the total of the same amounts shown in the statements of cash flows:

	February 28,
	2026	2025
Cash and cash equivalents	$1,118,400	$428,400
Restricted cash	222,000	548,100
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,340,400	$976,500

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

3. ASSETS HELD FOR SALE

The assets held for sale on the balance sheet at February 28, 2025, totaling $19,277,000 consisted of disassembled equipment, the Hilti Complex and approximately 17 acres of excess land. The assets held for sale at February 28, 2026, totaling $563,600 consists of disassembled equipment. The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell.

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

On October 27, 2025, the Company completed the sale of the Hilti Complex to 10Mark 10K Industrial, LLC. The agreed upon sale price of the Hilti Complex per the executed Contract totaled $32,200,000. The net proceeds less than the carrying value of the assets held for sale resulted in a gain on sale of $12,243,700. Following the sale of the Hilti Complex, the 17 acres of excess land that was not part of the sale agreement, with a cost basis of $850,000, was reclassified from Assets held for Sale to land, as it is no longer listed for sale. The proceeds from the sale were utilized to pay off the Term Loans and Revolving Loan outstanding in the Credit Agreement with the Company’s Bank. At closing, EDC assigned the existing third-party tenant leases to the Buyer and executed a separate Triple-Net Lease for its occupied space in the Hilti Complex.

Equipment

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the disassembled equipment with a net book value of $850,700. The Company is actively marketing the unused equipment using a national on-line auction house as of February 28, 2026. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the disassembled equipment met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning in the second quarter of fiscal 2025. In the third quarter of fiscal 2026, the Company evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded an impairment loss on the assets of $287,100.

4. INVENTORIES

Inventories consist of the following at:

	February 28,
	2026	2025
Current:
Product inventory	$17,771,000	$29,530,100
Inventory valuation allowance	(358,800)	(430,500)
Inventories net - current	$17,412,200	$29,099,600

Noncurrent:
Product inventory	$21,056,700	$16,326,500
Inventory valuation allowance	(805,000)	(734,000)
Inventories net - noncurrent	$20,251,700	$15,592,500

Inventory in transit totaled $147,900 and $25,500 at February 28, 2026 and February 28, 2025, respectively.

Product inventory quantities in excess of what we expect will be sold within the normal operating cycle, based on 2 ½ years of anticipated sales, are included in noncurrent inventory.

5. BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of February 28, 2026, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Year Ended February 28,
	2026	2025
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$9,069,700	$12,282,100
% of total PaperPie Product revenues, net of discounts	49.7%	43.5%
Publishing division	-	-
% of total Publishing Product revenues, net of discounts	0.0%	0.0%
Total Product revenues, net of discounts of Usborne products	$9,069,700	$12,282,100

Purchases received by product type:
Usborne	$567,900	$230,100
% of total purchases received	28.3%	9.3%
All other product types	1,436,800	2,243,200
% of total purchases received	71.7%	90.7%
Total purchases received	$2,004,700	$2,473,300

Total Usborne inventory owned by the Company and included in our balance sheets was $20,158,500 and $23,696,800 as of February 28, 2026 and February 28, 2025, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28,
	2026	2025
Land	$850,000	$-
Machinery and equipment	10,191,200	10,224,600
Furniture and fixtures	124,000	124,000
Capitalized software	3,702,500	3,350,100
Molds and tooling	733,200	733,200
Capitalized software - in progress	25,800	-
Total property, plant and equipment	15,626,700	14,431,900
Less accumulated depreciation	(9,335,500)	(8,033,200)
Property, plant and equipment-net	$6,291,200	$6,398,700

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	February 28,
	2026	2025
Accrued royalties	$137,300	$228,800
Accrued PaperPie incentives	267,700	897,700
Accrued property tax	292,600	254,400
Sales tax payable	193,600	237,200
Short-term note payable	-	407,300
Allowance for expected inventory returns	201,500	201,500
Other	334,800	301,400
Total other current liabilities	$1,427,500	$2,528,300

8. OTHER INCOME

A summary of other income (expense) is shown below:

	Year Ended February 28,
	2026	2025

Gain from sale of assets - net	$12,190,900	$-
Rental income	1,939,000	2,274,900
Impairment on assets	(287,100)	(318,100)
Other, net	168,300	149,800
Total other income	$14,011,100	$2,109,000

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	February 28,
	2026	2025
Deferred tax assets:
Allowance for credit losses	$29,600	$30,300
Inventory overhead capitalization	182,700	115,000
Inventory valuation allowance	96,900	116,200
Inventory valuation allowance – noncurrent	217,300	198,200
Allowance for sales returns	27,200	27,200
Research and development capitalization	-	457,600
Net operating loss carryforward (1)	109,300	1,141,200
Disallowed interest (2)	2,001,300	1,655,500
Accruals	12,100	136,500
Total deferred tax assets	2,676,400	3,877,700

Deferred tax liabilities:
Property, plant, and equipment	(1,121,600)	(1,341,600)
Total deferred tax liabilities	(1,121,600)	(1,341,600)

Valuation allowance (3)	(1,554,800)	-
Net deferred tax assets	$-	$2,536,100

(1)	The Company’s net operating loss (“NOL”) carryforward was generated from losses incurred in fiscal 2025. The Company’s NOL can be carried forward indefinitely but are limited to an 80% maximum offset of taxable income.
(2)	The Company’s disallowed interest was generated from interest expense that was not deductible for tax purposes due to a maximum allowable deduction of 30% of taxable income. The disallowed interest is carried forward to be deducted against future income, subject to the 30% limitation.
(3)	In evaluating the need for a valuation allowance and the realizability of deferred tax assets, the Company utilized the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. In conclusion, management placed significant emphasis on guidance in ASC 740, which includes that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of February 28, 2026. Accordingly, a valuation allowance has been recorded to offset these deferred tax assets.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended February 28, 2026 was as follows:

	February 28, 2026
	Amount	Percentage
U.S. federal statutory income tax rate	$1,122,800	21.0%
Tax credits
Research and development	(60,000)	(1.1)%
Nontaxable or nondeductible items	9,400	0.2%
U.S. state and local income taxes, net of federal benefit	326,500	6.1%
Changes in valuation allowance	1,554,800	29.1%
Other	68,100	1.2%
Effective tax rate	$3,021,600	56.5%

The components of income tax expense (benefit) are as follows:

	Year Ended February 28,
	2026	2025
Current:
Federal (1)	$187,800	$-
State and local (1)	129,000	-
	316,800	-
Deferred:
Federal	2,452,200	(1,439,500)
State and local	252,600	(151,900)
	2,704,800	(1,591,400)
Total income tax expense (benefit)	$3,021,600	$(1,591,400)

(1)	The Company incurred losses in fiscal 2025, resulting in a net operating loss carryforward and reclassification from current to deferred.

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	Year Ended February 28,
	2026	2025
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	6.1%	6.6%
Valuation allowance	29.1%	-%
Other	0.3%	(4.4)%
Total income tax expense	56.5%	23.2%

We file our tax returns in the U.S. and certain state jurisdictions in which we have nexus. We are no longer subject to income tax examinations by tax authorities for the fiscal years before 2020.

10. EMPLOYEE BENEFIT PLAN

The Company has created the Educational Development Corporation Employee 401(k) Plan (“EDC 401(k) Plan”) as a benefit plan for employees offering retirement investment options as well as profit sharing with its employees, in the form of matching contributions. The EDC 401(k) Plan includes, as an investment option, the ability to purchase shares of the Company’s stock which the Plan Administrator acquires directly from NASDAQ. This plan incorporates the provisions of Section 401(k) of the Internal Revenue Code that allow favorable tax treatments on investments. The EDC 401(k) Plan is available to all employees that meet specific age and length of service requirements. The Company’s matching contributions are discretionary and approved at the annual meeting of the EDC 401(k) Plan’s Trustees and Company’s management. Matching contributions made to the Plan by the Company totaled $126,100 and $104,000 during the years ended February 28, 2026 and February 28, 2025, respectively.

11. LEASES

We have both lessee and lessor arrangements. Our lessee arrangements include six rental agreements where we have the exclusive use of dedicated office space in San Diego, California, Ogden, Utah, a warehouse space in Joplin, Missouri and three leases for office and warehouse space locally in Tulsa, Oklahoma, all of which qualify as operating leases under ASC 842. Our lessor arrangements include one rental agreement for warehouse and office space in Tulsa, Oklahoma, and qualify as operating leases under ASC 842.

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

	February 28,
	2026	2025
Operating lease assets:
Right-of-use assets	$6,716,100	$1,108,100

Operating lease liabilities:
Current lease liabilities	$1,371,700	$697,000
Long-term lease liabilities	$5,344,400	$411,100

Weighted-average remaining lease term (months)	108.9	18.4
Weighted-average discount rate	6.36%	4.89%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	Year Ended February 28,
	2026	2025
Fixed lease costs	$1,018,400	$790,400

Future minimum rental payments under operating leases with initial terms greater than one year as of February 28, 2026, are as follows:

Years ending February 28
2027	$1,311,500
2028	884,500
2029	906,600
2030	929,200
2031	952,500
Thereafter	4,766,500
Total future minimum rental payments	9,750,800
Less: imputed interest	(3,034,700)
Total operating lease liabilities	$6,716,100

Supplemental cash flow information related to leases is as follows:

	Year Ended February 28,
	2026	2025
Operating cash flows – operating leases	$1,018,400	$790,400

	Year Ended February 28,
	2026	2025
NONCASH TRANSACTIONS
Lease assets obtained in exchange for new lease liabilities	$6,338,900	$282,800

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

Operating Leases – Lessor

The Company also subleases some office and warehouse space in one of its leased facilities.

Future minimum payments receivable under operating leases was $52,700 to be received during the year-ended February 28, 2027.

The cost of the leased space was approximately $0 as of February 28, 2026, and $16,333,900 as of February 28, 2025, respectively. The accumulated depreciation associated with the leased assets was $0 and $3,906,700 as of February 28, 2026, and February 28, 2025, respectively. During the third quarter of fiscal 2024, the Company announced its plans to sell the Hilti Complex and reclassified the land and buildings from property, plant and equipment to assets held for sale. The leased space was included in this reclassification. During the third quarter of fiscal 2026, the Company completed the sale and leaseback of the Hilti Complex, which resulted in a net gain of $12,243,700.

12. DEBT

Debt consists of the following:

	February 28,
	2026	2025
Line of credit	$-	$4,198,100

Floating rate term loan	$-	$16,250,000
Fixed rate term loan	-	10,550,900
Total term debt	-	26,800,900
	-
Less current portion	-	(26,685,500)
Less debt issue cost	-	(115,400)
Long-term debt, net	$-	$-

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

On August 12, 2025, Educational Development Corporation executed the Ninth Amendment to the Existing Credit Agreement with the Lender. The Amendment, effective July 11, 2025, extended the maturity date of the Revolving Loan to September 19, 2025, increased the Revolving Loan interest rate on the effective date to SOFR + 8.00% and added a 2% deferred interest rate to the Term loans and Revolving Loan.

The Company’s credit agreement with its lender expired on September 19, 2025, with the balances of our Term Loans and the Revolving Loan unpaid.

On September 30, 2025, the Company received a Reservation of Rights notice from its lender outlining that events of default have occurred and are continuing due to our failure to pay in full in cash the unpaid balance of the Term Loans and Revolving Loan before the maturity date. The Lender did not waive the specified defaults and reserved all of its rights, powers, privileges and remedies under the credit agreement, the UCC, and applicable law. Under the credit agreement, the lender had the right, among other remedies listed, to demand payment or repossess and liquidate the Company’s assets used as collateral for the loans. Under the terms of the credit agreement, an additional default interest rate of 2% was added to the existing interest rates defined in the credit agreement.

On October 27, 2025, upon the completion of the sale of the Hilti Complex, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Credit Agreement dated August 9, 2022, between the Company and its Lender. The Company’s payment, including interest, was approximately $30.0 million, which satisfied all of the Company’s debt obligations with the Lender. The Company did not incur any early termination penalties because of the repayment of indebtedness or termination of the Amended and Restated Credit Agreement. Further, the Lender waived the additional 2% default interest charge associated with the Ninth Amendment. In connection with the repayment of outstanding indebtedness, the Company was released from all security interests, mortgages, liens and encumbrances under the Amended and Restated Credit Agreement with the Lender.

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

In July 2018, our shareholders approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan established up to 600,000 shares of restricted stock available to be granted to certain members of management based on exceeding specified net revenues and pre-tax performance metrics during fiscal years 2019, 2020 or 2021. The Company exceeded all defined metrics during these fiscal years, and 600,000 shares were granted to members of management according to the Plan. The granted shares under the 2019 LTI Plan “cliff vest” after five years from the fiscal year that the defined metrics were exceeded. All remaining shares under the 2019 Long-Term Incentive Plan vested on February 28, 2025.

A summary of compensation expense recognized in connection with restricted share awards follows:

	Year Ended February 28,
	2026	2025
Share-based compensation expense - net of forfeitures	$-	$403,300

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

During fiscal year 2025, the Company purchased 400 shares of treasury stock under the amended 2008 plan. During fiscal year 2026, the Company purchased 87,837 shares of treasury stock for an average purchase price of $1.57 per share, totaling $137,900. The maximum number of shares that may be repurchased in the future is 288,156 as of February 28, 2026.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2026 and February 28, 2025:

	Net Revenues	Gross Margin	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2026
First quarter	$7,106,400	$4,137,100	$(1,075,200)	$(0.13)	$(0.13)
Second quarter	4,621,100	2,688,100	(1,294,700)	(0.15)	(0.15)
Third quarter	7,007,800	4,309,700	7,802,100	0.91	0.91
Fourth quarter	4,178,300	2,469,400	(3,107,000)	(0.37)	(0.37)
Total year	$22,913,600	$13,604,300	$2,325,200	$0.27	$0.27

2025
First quarter	$9,993,400	$6,459,400	$(1,279,000)	$(0.15)	$(0.15)
Second quarter	6,509,200	3,646,700	(1,803,400)	(0.22)	(0.22)
Third quarter	11,052,100	6,903,900	(835,700)	(0.10)	(0.10)
Fourth quarter	6,636,300	4,017,700	(1,345,500)	(0.16)	(0.16)
Total year	$34,191,000	$21,027,700	$(5,263,600)	$(0.63)	$(0.63)

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

Information by industry segment for the years ended February 28, 2026 and February 28, 2025 is set forth below:

NET REVENUES

	Year Ended February 28,
	2026	2025
Publishing	$3,568,900	$4,340,700
PaperPie	19,344,700	29,850,300
Total	$22,913,600	$34,191,000

EARNINGS (LOSS) BEFORE INCOME TAXES

	Year Ended February 28,
	2026	2025
Publishing	$747,800	$1,155,400
PaperPie	944,300	1,950,800
Other	3,654,700	(9,961,200)
Total	$5,346,800	$(6,855,000)

Publishing Operating Results

The following table summarizes the operating results of the Publishing segment for the twelve months ended February 28:

	Year Ended February 28,
	2026	2025
Net revenues	$3,568,900	$4,340,700

Cost of goods sold	1,546,200	1,757,300
Gross margin	2,022,700	2,583,400

Operating expenses
Operating and selling	281,300	424,300
Sales commissions	93,700	97,700
General and administrative	899,900	906,000
Total operating expenses	1,274,900	1,428,000

Operating income	$747,800	$1,155,400

PaperPie Operating Results

The following table summarizes the operating results of the PaperPie segment for the twelve months ended February 28:

	Year Ended February 28,
	2026	2025
Net revenues	$19,344,700	$29,850,300

Cost of goods sold	7,763,100	11,406,000
Gross margin	11,581,600	18,444,300

Operating expenses
Operating and selling	2,598,700	4,575,400
Sales commissions	6,305,500	9,998,800
General and administrative	1,733,100	1,919,300
Total operating expenses	10,637,300	16,493,500

Operating income	$944,300	$1,950,800

Information for the Other segment above for the years ended February 28, 2026 and February 28, 2025 is set forth below:

OTHER NON-SEGMENT EARNINGS (LOSS) BEFORE INCOME TAXES

	Year Ended February 28,
	2026	2025
Operating and selling:
Freight	$447,000	$668,500
Computer support	135,400	83,400
Operating and selling total	582,400	751,900

General and administrative:
Payroll	4,029,700	4,672,600
Depreciation	1,086,100	1,358,600
Building and warehouse rents	1,162,200	830,900
Outside services	394,600	458,000
Property taxes	210,700	370,300
Dues and subscriptions	256,000	260,200
Property insurance	255,800	242,200
Professional service fees	233,400	238,000
Other	666,600	699,100
General and administrative total	8,295,100	9,129,900

Interest expense	1,478,900	2,188,400
Gain from sale of assets - net	(12,190,900)	-
Other income	(1,820,200)	(2,109,000)
Total other non-segment (earnings) loss before income taxes	$(3,654,700)	$9,961,200

17. INTEREST RATE EXCHANGE AGREEMENT

The Company maintains an interest-rate risk-management strategy that uses interest-rate swap instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company’s specific goal is to lower the cost of its borrowed funds, when possible.

On June 5, 2023, the Company entered into a receive-variable (based on 30-Day SOFR)/pay-fixed interest-rate swap agreement related to $18,000,000 of our $21,000,000 Floating Rate Term Loan. This swap is utilized to manage interest-rate exposure over the period of the interest-rate swap and is designated as a highly effective cash-flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized in interest expense over the life of the agreement. The swap agreement offsets a corresponding portion of the amortizing $21,000,000 Floating Rate Term Loan, which expires on May 30, 2025, and has effectively fixed the interest rate on the offsetting, outstanding balance of the $21,000,000 Floating Rate Term Loan at 6.48%. The notional amount of the swap and the offsetting, outstanding portion of the term loan was $11,250,000 on February 28, 2025. The interest-rate swap contains no credit-risk-related contingent features and is cross-collateralized by all assets of the Company. The sell of the Hilti Complex enabled the company to repay all the debt in October 2026.

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

The fair value of the interest rate swap is included in the following caption on the balance sheets as follows:

	February 28, 2026	February 28, 2025
Other current liabilities	$-	$15,400

18. FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $563,600 as of February 28, 2026, and $37,000,000 February 28, 2025, respectively.

-	The estimated fair value of our term notes payable is estimated by management to approximate $0 and $26,507,100 as of February 28, 2026 and February 28, 2025, respectively. Management’s estimates are based on the obligations’ characteristics, including floating interest rate, maturity, and collateral.

19. DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of February 28, 2026 or February 28, 2025 are recorded as deferred revenues on the balance sheets. We received approximately $320,500 and $491,800 as of February 28, 2026 and February 28, 2025, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

20. SUBSEQUENT EVENTS

In March 2026, the Company executed a new credit agreement with Regent Bank (the Lender). The loan agreement establishes a revolving promissory note in the principal amount up to $2,000,000. Interest shall be calculated each month on the outstanding borrowings. The credit agreement was secured by the assets of the Company including accounts receivable, inventory, equipment and excess land. As an additional inducement to enter into the loan agreement, the Lender required the personal guarantee of Craig White, President and Chief Executive Officer of the Company.