Form 10-Q
period 2026-05-31
EDUCATIONAL DEVELOPMENT CORP
filed 2026-07-09
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

  Yes ☐   No ☒

As of July 5, 2026, there were 8,524,964 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners,

●	our ability to locate and procure desired books,

●	product and supplier concentrations,

●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,

●	adverse publicity associated with our Company or the industry,

●	our ability to ship timely,

●	changes to our primary sales channels, including social media and party plan platforms,

●	changing consumer preferences and demands,

●	cybersecurity threats and incidents,

●	changes in macroeconomic conditions in international trade including changes in existing and future tariffs,

●	legal matters,

●	reliance on information technology infrastructure,

●	potential restrictions imposed in the agreements governing our indebtedness,

●	our ability to obtain adequate financing for working capital and capital expenditures,

●	economic and competitive conditions, regulatory changes and other uncertainties, as well as

●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2026 and in this Quarterly Report on Form 10Q, all of which are difficult to predict.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	May 31,	February 28,
	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,662,500	$1,118,400
Restricted cash	147,000	222,000
Accounts receivable, less allowance for credit losses of $73,000 (May 31) and $109,600 (February 28)	570,500	861,300
Inventories - net	16,059,900	17,412,200
Prepaid expenses and other assets	496,400	374,600
Assets held for sale	450,000	563,600
Total current assets	19,386,300	20,552,100

INVENTORIES - net	20,149,200	20,251,700
PROPERTY, PLANT AND EQUIPMENT - net	6,120,800	6,291,200
OPERATING LEASE RIGHT-OF-USE ASSETS	6,742,000	6,716,100
OTHER ASSETS	480,900,	500,500
TOTAL ASSETS	$52,879,200	$54,311,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,618,200	$1,686,400
Deferred revenues	417,000	320,500
Operating lease liabilities, current	1,315,900	1,371,700
Accrued salaries and commissions	311,700	218,600
Income taxes payable	1,153,600	1,146,800
Other current liabilities	1,241,600	1,427,500
Total current liabilities	6,058,000	6,171,500

OPERATING LEASE LIABILITIES, noncurrent	5,426,100	5,344,400
OTHER LONG-TERM LIABILITIES	200	5,200
Total liabilities	11,484,300	11,521,100

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,511,364 (May 31 and February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,769,400	13,769,400
Retained earnings	38,232,600	39,628,200
	54,542,400	55,938,000
Less treasury stock, at cost	(13,147,500)	(13,147,500)
Total shareholders’ equity	41,394,900	42,790,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,879,200	$54,311,600

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,
	2026	2025
PRODUCT REVENUES, net of discounts and allowances	$4,537,400	$6,764,800
Transportation revenue	218,400	341,600
NET REVENUES	4,755,800	7,106,400
COST OF GOODS SOLD	1,934,500	2,969,300
Gross margin	2,821,300	4,137,100

OPERATING EXPENSES
Operating and selling	677,000	994,600
Sales commissions	1,348,700	2,012,100
General and administrative	2,070,400	2,694,900
Total operating expenses	4,096,100	5,701,600

INTEREST EXPENSE	600	504,300
OTHER (INCOME) LOSS	103,700	(619,500)

LOSS BEFORE INCOME TAXES	(1,379,100)	(1,449,300)

INCOME TAX EXPENSE (BENEFIT)	16,500	(374,100)
NET LOSS	$(1,395,600)	$(1,075,200)

BASIC AND DILUTED LOSS PER SHARE
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING:
Basic	8,511,364	8,583,201
Diluted	8,511,364	8,583,201
Dividends per share	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2026

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders’ Equity
BALANCE - February 28, 2026	12,702,080	$2,540,400	$13,769,400	$39,628,200	4,190,716	$(13,147,500)	$42,790,500
Net loss	-	-	-	(1,395,600)	-	-	(1,395,600)
BALANCE - May 31, 2026	12,702,080	$2,540,400	$13,769,400	$38,232,600	4,190,716	$(13,147,500)	$41,394,900

FOR THE THREE MONTHS ENDED MAY 31, 2025

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Loss	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net loss	-	-	-	(1,075,200)	-	-	-	(1,075,200)
BALANCE - May 31, 2025	12,702,080	$2,540,400	$13,800,000	$36,227,800	$-	4,118,879	$(13,060,400)	$39,507,800

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,395,600)	$(1,075,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	273,100	366,100
Deferred income taxes	-	(390,600)
Provision for credit losses	6,000	12,000
Provision for inventory valuation allowance	36,000	36,000
Net loss (gain) on sale of assets	(800)	57,000
Impairment loss on assets	113,600	-
Changes in assets and liabilities:
Accounts receivable	284,800	113,700
Inventories - net	1,418,800	2,611,900
Prepaid expenses and other assets	(108,900)	(47,800)
Accounts payable	(68,200)	(329,000)
Accrued salaries and commissions and other liabilities	(97,800)	(166,400)
Deferred revenues	96,500	(26,300)
Income taxes payable/receivable	6,800	235,100
Total adjustments	1,959,900	2,471,700
Net cash provided by operating activities	564,300	1,396,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(96,000)	(207,400)
Proceeds from sale of assets	800	45,000
Net cash used in investing activities	(95,200)	(162,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	-	(450,000)
Net cash used in financing activities	-	(450,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	469,100	784,100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	1,340,400	976,500
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,809,500	$1,760,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$600	$468,300
Cash (received)/paid for income taxes - net of refunds	$9,700	$(218,600)

NONCASH TRANSACTIONS
Leased assets obtained in exchange for operating lease liabilities	$305,100	$26,200

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2026 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonality of our product sales.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies, other than the adoption of new accounting pronouncements separately documented herein and unless otherwise disclosed, are consistent with those disclosed in Note 1 to our audited financial statements as of and for the year ended February 28, 2026 included in our Form 10-K.

Reclassifications

Certain reclassifications have been made to the May 31, 2025 condensed financial statements to conform to the May 31, 2026 condensed financial statements presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded the following new accounting standard updates (“ASU”) apply to us:

New Accounting Standards or Updates Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. We have adopted ASU 2025-12 and implemented its changes.

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

Note 2 – CASH

The table below reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	May 31, 2026	May 31, 2025
Cash and cash equivalents	$1,662,500	$1,040,200
Restricted cash	147,000	720,400
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,809,500	$1,760,600

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

Note 3 – ASSETS HELD FOR SALE

Equipment

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the disassembled equipment. The Company is actively marketing unused equipment using a national on-line auction house as of May 31, 2026. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the disassembled equipment met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024. In the third quarter of fiscal 2026, the Company evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded an impairment loss on the assets of $287,100. In the first quarter of fiscal 2027 the Company again evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded another impairment loss on the assets of $113,600, further reducing the assets held for sale account.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $450,000 and $563,600 as of May 31, 2026, and February 28, 2026, respectively, and is separately recorded on the balance sheet.

Note 4 – INVENTORIES

Inventories consist of the following:

	May 31, 2026	February 28, 2026
Current:
Product inventory	$16,431,000	$17,771,000
Inventory valuation allowance	(371,100)	(358,800)
Inventories net – current	$16,059,900	$17,412,200

Noncurrent:
Product inventory	$21,010,200	$21,056,700
Inventory valuation allowance	(861,000)	(805,000)
Inventories net – noncurrent	$20,149,200	$20,251,700

Inventory in transit totalled $47,600 and $147,900 at May 31, 2026 and February 28, 2026, respectively.

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

	May 31, 2026	February 28, 2026
Operating lease assets:
Right-of-use assets	$6,742,000	$6,716,100

Operating lease liabilities:
Current lease liabilities	$1,315,900	$1,371,700
Long-term lease liabilities	$5,426,100	$5,344,400

Weighted-average remaining lease term (months)	105.4	108.9
Weighted-average discount rate	6.35%	6.36%

Minimum fixed rental payments are recognized on a straight-line basis over the life of the lease as costs and expenses in our statements of operations. Variable and short-term rental payments are recognized as costs and expenses as they are incurred.

	May 31, 2026	May 31, 2025
Fixed lease costs	$388,300	$170,700

Future minimum rental payments under operating leases with initial terms greater than one year as of May 31, 2026, are as follows:

Years ending February 28,
2027	$998,300
2028	1,037,700
2029	958,200
2030	929,200
2031	952,500
Thereafter	4,766,500
Total future minimum rental payments	9,642,400
Less: imputed interest	(2,900,400)
Total operating lease liabilities	$6,742,000

The following table provides further information about our operating leases reported in our condensed financial statements:

	May 31, 2026	May 31, 2025
Operating cash outflows – operating leases	$388,300	$170,700

	2026	2025
NONCASH TRANSACTIONS
Lease assets obtained in exchange for new lease liabilities	$305,100	$26,200

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

Note 6 – DEBT

In March 2026, the Company executed a new credit agreement with Regent Bank (the Lender). The loan agreement establishes a revolving promissory note in the principal amount up to $2,000,000. Interest shall be calculated each month on the outstanding borrowings. The credit agreement was secured by the assets of the Company including accounts receivable, inventory, equipment and excess land. The Lender also required the personal guarantee of Craig White, President, Chief Executive Officer, and Chairman of the Board of the Company.

Available credit under the current revolving line of credit with the Company’s Lender was $2,000,000 as of May 31, 2026.

Features of the loan agreement include:

(i)	$2.0 million revolving loan with maturity date of March 6, 2027.

(i)(a)	The revolving loan bears variable interest at a rate per annum equal to the U.S. Prime Rate + 2.00%.

(i)(b)	The U.S. Prime Rate was 6.75% as of May 31, 2026, making the total interest rate equal to 8.75%.

Note 7 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of May 31, 2026, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

The following table summarizes Usborne product revenues, net of discounts, by division and inventory purchases by product type:

	Three Months Ended May 31,
	2026	2025
Product revenues, net of discounts of Usborne products by division:
PaperPie division	$1,309,200	$2,539,100
% of total PaperPie Product revenues, net of discounts	33.1%	44.4%
Publishing division	-	-
% of total Publishing Product revenues, net of discounts	0.0%	0.0%
Total Product revenues, net of discounts of Usborne products	$1,309,200	$2,539,100

Purchases received by product type:
Usborne	$-	$43,100
% of total purchases received	0.00%	26.1%
All other product types	435,300	122,100
% of total purchases received	100.0%	73.9%
Total purchases received	$435,300	$165,200

Total Usborne inventory owned by the Company and included in our balance sheets was $19,568,500 and $20,158,500 as of May 31, 2026 and February 28, 2026, respectively.

Note 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	May 31,	February 28
	2026	2026
Deferred tax assets:
Allowance for credit losses	$19,700	$29,600
Inventory overhead capitalization	208,700	182,700
Inventory valuation allowance	100,200	96,900
Inventory valuation allowance – noncurrent	232,500	217,300
Allowance for sales returns	27,200	27,200
Net operating loss carry forward (1)	399,600	109,300
Disallowed interest (2)	2,001,300	2,001,300
Accruals	20,100	12,100
Total deferred tax assets	3,009,300	2,676,400

Deferred tax liabilities:
Property, plant, and equipment	(1,082,400)	(1,121,600)
Total deferred tax liabilities	(1,082,400)	(1,121,600)

Valuation allowance (3)	(1,926,900)	(1,554,800)
Net deferred tax assets	$-	$-

(1)	The Company’s net operating loss (“NOL”) carry forward was generated from losses incurred in fiscal 2025 and first quarter of fiscal 2027. The Company’s NOL can be carried forward indefinitely but are limited to an 80% maximum offset of taxable income.
(2)	The Company’s disallowed interest was generated from interest expense that was not deductible for tax purposes due to a maximum allowable deduction of 30% of taxable income. The disallowed interest is carried forward to be deducted against future income, subject to the 30% limitation.
(3)

In evaluating the need for a valuation allowance and the realizability of deferred tax assets, the Company utilized the framework contained in ASC 740, “Income Taxes,” pursuant to which management analysed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. In conclusion, management placed significant emphasis on guidance in ASC 740, which includes that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of May 31, 2026 and February 28, 2026. Accordingly, a valuation allowance has been recorded to offset these deferred tax assets.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the three months ended May 31, 2026 was as follows:

	May 31, 2026
	Amount	Percentage
U.S. federal statutory income tax rate	$(289,600)	21.0%
Tax credits
U.S. state and local income taxes, net of federal benefit	(85,000)	6.2%
Changes in valuation allowance	372,100	(27.0)%
Other	19,000	(1.4)%
Effective tax rate	$16,500	(1.2)%

The components of income tax expense (benefit) are as follows:

	May 31,	May 31,
	2026	2025
Current:
Federal	$19,600	$18,300
State and local	16,500	16,500
	36,100	34,800
Deferred:
Federal	76,900	(307,600)
State and local	(96,500)	(101,300)
	(19,600)	(408,900)
Total income tax expense (benefit)	$16,500	$(374,100)

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	May 31,	May 31,
	2026	2025
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	6.2%	6.1%
Valuation allowance	(27.0)%	-%
Other	(1.4)%	(1.3)%
Total income tax (expense) benefit	(1.2)%	25.8%

Note 9 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $571,000 and $805,200 for the three months ended May 31, 2026 and 2025, respectively.

Note 10 – BUSINESS SEGMENTS

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

Information by reporting segment for the three-month periods ended May 31, 2026 and 2025, are as follows:

NET REVENUES

	Three Months Ended May 31,
	2026	2025
PaperPie	$4,174,900	$6,060,300
Publishing	580,900	1,046,100
Total	$4,755,800	$7,106,400

LOSS BEFORE INCOME TAXES

	Three Months Ended May 31,
	2026	2025
PaperPie	$378,600	$461,700
Publishing	91,000	207,800
Other	(1,848,700)	(2,118,800)
Total	$(1,379,100)	$(1,449,300)

PUBLISHING OPERATING RESULTS

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025
Net revenues	$580,900	$1,046,100

Cost of goods sold	251,800	500,000
Gross margin	329,100	546,100

Operating expenses:
Operating and selling	58,800	82,300
Sales commissions	11,900	30,500
General and administrative	167,400	225,500
Total operating expenses	238,100	338,300

Operating income	$91,000	$207,800

PAPERPIE OPERATING RESULTS

The following table summarizes the operating results of the PaperPie segment for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025
Net revenues	$4,174,900	$6,060,300

Cost of goods sold	1,682,700	2,469,300
Gross margin	2,492,200	3,591,000

Operating expenses
Operating and selling	502,900	739,600
Sales commissions	1,336,800	1,981,500
General and administrative	273,900	408,200
Total operating expenses	2,113,600	3,129,300

Operating income	$378,600	$461,700

Information for the Other segment above for the three months ended May 31, 2026 and 2025 is set forth below:

OTHER NON-SEGMENT LOSS BEFORE INCOME TAXES

	Three Months Ended May 31,
	2026	2025
Operating and selling:
Freight	$85,900	$149,700
Computer support	29,400	23,000
Total operating and selling expenses	115,300	172,700

General and administrative:
Payroll	750,200	963,200
Depreciation	256,200	276,700
Building and warehouse rents	390,600	237,700
Outside services	49,300	151,600
Property insurance	57,900	74,800
Professional service fees	56,400	59,700
Dues and subscriptions	73,600	53,500
Other	(5,100)	244,100
Total general and administrative expenses	1,629,100	2,061,300

Interest expense	600	504,300
Other (income) loss	103,700	(619,500)
Total other non-segment loss before income taxes	$1,848,700	$2,118,800

Note 11 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $450,000 as of May 31, 2026 and $563,600 February 28, 2026, respectively.

Note 12 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of May 31, 2026 or February 28, 2026 are recorded as deferred revenues on the balance sheets. We received approximately $417,000 and $320,500 as of May 31, 2026 and February 28, 2026, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During fiscal 2025 and fiscal 2026, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through our remaining Usborne inventory over a period of twelve months following the termination date.

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

The following table shows our condensed statements of operations data:

	Three Months Ended May 31,
	2026	2025
Product revenues, net of discounts and allowances	$4,537,400	$6,764,800
Transportation revenue	218,400	341,600
Net revenues	4,755,800	7,106,400
Cost of goods sold	1,934,500	2,969,300
Gross margin	2,821,300	4,137,100

Operating expenses
Operating and selling	677,000	994,600
Sales commissions	1,348,700	2,012,100
General and administrative	2,070,400	2,694,900
Total operating expenses	4,096,100	5,701,600

Interest expense	600	504,300
Other (income) expense	103,700	(619,500)
Loss before income taxes	(1,379,100)	(1,449,300)

Income tax expense (benefit)	16,500	(374,100)
Net loss	$(1,395,600)	$(1,075,200)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended May 31, 2026

Total operating expenses not associated with a reporting segment decreased $0.5 million, or 22.7%, to $1.7 million for the three-month period ended May 31, 2026, when compared to $2.2 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.2 million decrease in labor expenses and a $0.1 million decrease in freight expense, due primarily to a lower number of outbound shipments, and a $0.1 million decrease in outside services expense as well as a $0.1 million decrease in various other general and administrative expenses.

Interest expense decreased $0.5 million, or 100.0%, to $0.0 million for the three months ended May 31, 2026, when compared to $0.5 million for the same quarterly period a year ago, due to reduced borrowings of debt, period over period.

Income taxes increased $0.4 million, or 100.0%, to $0.0 million expense for the three months ended May 31, 2026, from a tax benefit of $0.4 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales along with tax valuation allowance offsetting our net operating loss benefit due to the uncertainty that our deferred tax asset will be realizable. Our effective tax rate decreased to (1.2)% for the quarter ended May 31, 2026, from 25.8% for the quarter ended May 31, 2025 due primarily to sales mix fluctuations between states and the tax valuation allowance booked during the quarter. Our tax rates are lower than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes offset by the tax valuation allowance.

PaperPie Operating Results for the Three Months Ended May 31, 2026

The following table summarizes the operating results of the PaperPie segment for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025
Net revenues	$4,174,900	$6,060,300

Cost of goods sold	1,682,700	2,469,300
Gross margin	2,492,200	3,591,000

Operating expenses
Operating and selling	502,900	739,600
Sales commissions	1,336,800	1,981,500
General and administrative	273,900	408,200
Total operating expenses	2,113,600	3,129,300

Operating income	$378,600	$461,700

Average number of active Brand Partners	5,300	7,700

PaperPie Operating Results for the Three Months Ended May 31, 2026

PaperPie net revenues decreased $1.9 million, or 31.1%, to $4.2 million during the three months ended May 31, 2026, when compared to $6.1 million during the same period a year ago. The average number of active brand partners in the first quarter of fiscal 2027 was 5,300, a decrease of 2,400, or 31.2%, from 7,700 average active brand partners selling in the first quarter of fiscal 2026. The Company reports the average number of active Brand Partners as a key indicator for this division. Recruiting and maintaining Brand Partners has been negatively impacted by several factors including inflation and our distribution agreement with Usborne whereby Usborne actively sells their products through discounted retailers in the U.S. market. Inflation was most evident in the increase of food and fuel prices, both impacting the disposable income of our target customer base, which is families with small children. Sales during fiscal 2026 continued to be negatively impacted by continuing inflationary pressures and we expect this to continue into the next fiscal year, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out-of-stock items due to purchasing restrictions placed on us from our lender in the first three quarters of fiscal year 2026. Following the sale of the Hilti Complex in fiscal 2026 and corresponding payoff of the revolver and term loans with our bank which removed our purchasing restrictions, we have begun a conservative plan to place reorders and purchase new titles. The Company is returning to our past practice of introducing new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems that are expected to create existing Brand Partner excitement and should increase our number of new recruits in this division.

PaperPie gross margin decreased $1.1 million, or 30.6%, to $2.5 million during the three months ended May 31, 2026, when compared to $3.6 million during the same period a year ago. Gross margin as a percentage of net revenues for the three months ended May 31, 2026 increased to 59.7%, compared to 59.3% the same period a year ago. The increase in gross margin as a percentage of net revenues was primarily attributed to product mix.

Total PaperPie operating expenses decreased $1.0 million, or 32.3%, to $2.1 million during the three-month period ended May 31, 2026, when compared to $3.1 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.2 million, or 28.6%, to $0.5 million during the three-month period ended May 31, 2026, when compared to $0.7 million reported in the same quarter a year ago. These decreased expenses were due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped and a decrease of $0.1 million in accruals for Brand Partner incentive trip expenses. Sales commissions decreased $0.7 million, or 35.0%, to $1.3 million during the three-month period ended May 31, 2026, when compared to $2.0 million reported in the same quarter a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.1 million, or 25.0%, to $0.3 million during the three months ended May 31, 2026, when compared to $0.4 million during the same period a year ago. This decrease was due to a $0.1 million decrease in depreciation expense associated with the discontinued operation of line equipment currently in assets held for sale.

Operating income for the PaperPie segment decreased $0.1 million, or 20.0% to $0.4 million during the three months ended May 31, 2026, when compared to $0.5 million reported in the same quarter a year ago. Operating income for the PaperPie division as a percentage of net revenues for the year ended May 31, 2026 was 9.1%, compared to 7.6% for the year ended May 31, 2025, an increase of 1.5%. Operating income as a percentage of net revenues changed from the prior year primarily due to both the decrease in operating and selling expenses and general and administrative expenses compared to last fiscal year.

Publishing Operating Results for the Three Months Ended May 31, 2026

The following table summarizes the operating results of the Publishing segment for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025
Net revenues	580,900	1,046,100

Cost of goods sold	251,800	500,000
Gross margin	329,100	546,100

Total operating expenses	238,100	338,300

Operating income	$91,000	$207,800

Publishing Operating Results for the Three Months Ended May 31, 2026

Our Publishing division’s net revenues decreased $0.4 million, or 40.0%, to $0.6 million during the three-month period ended May 31, 2026, from $1.0 million reported in the same period a year ago. The change in net revenues was primarily from an overall sales volume decrease that was driven by the decrease in new titles available to present to our retail customers due to the purchasing restrictions in fiscal 2026 imposed by our lender.

Gross margin decreased $0.2 million, or 40.0%, to $0.3 million during the three-month period ended May 31, 2026, from $0.5 million reported in the same quarter a year ago, primarily due to the decrease in net revenues. Gross margin as a percentage of net revenues increased to 56.7% during the three-month period ended May 31, 2026, from 52.2% reported in the same quarter a year ago. Gross margin as a percentage of net revenues changed primarily from additional discounts offered to retail customers in the first quarter of last year to spur sales.

Total operating expenses of the Publishing segment decreased $0.1 million, or 33.4%, to $0.2 million, from $0.3 million, during the three-month periods ended May 31, 2026 and 2025, respectively. This change was primarily due to a $0.1 million decrease in different general and administrative expenses associated with the decrease in volume of orders shipped.

Operating income of the Publishing division decreased $0.1 million, or 50.0%, to $0.1 from $0.2 million for the three-month periods ending May 31, 2026 and 2025, respectively. Operating income for the Publishing division as a percentage of net revenues for the year ended May 31, 2026 was 15.7%, compared to 20.0% for the year ended May 31, 2025, a decrease of 4.3%. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in operating and selling expenses compared to last fiscal year.

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

During the first three months of fiscal year 2027, we experienced positive cash inflows from operations of $564,300. These cash inflows resulted from:

●	net loss of $1,395,600

Adjusted for:

●	depreciation and amortization expense of $273,100

●	impairment on assets held for sale of $113,600

●	provision for inventory allowance of $36,000

●	provision for credit losses of $6,000

Offset by:

●	net gain on sale of assets of $800

Positively impacted by:

●	decrease in inventories, net of $1,418,800

●	increase in income taxes payable of $6,800

●	decrease in accounts receivable of $284,800

●	increase in deferred revenues of $96,500

Negatively impacted by:

●	decrease in accounts payable of $68,200

●	decrease in accrued salaries and commissions, and other liabilities of $97,800

●	increase in prepaid expenses and other assets of $108,900

Cash used in investing activities was $95,200 for capital expenditures, consisting of $96,000 in upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders offset by $800 from the sale of machinery and equipment.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, will provide us with the liquidity we need to support ongoing operations. Additionally, we have obtained a $2 million short-term loan to fund any short-term cash flow needs. Cash generated from operations will be used to acquire new inventory and pay down any short-term borrowings we expect to obtain.

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

Actual results may materially differ from these estimates under different assumptions or conditions. Historically, however, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report and in our audited financial statements as of and for the year ended February 28, 2026 included in our Form 10-K. However, we consider the following accounting policies to be more significantly dependent on the use of estimates and assumptions.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for May 31, 2026 and February 28, 2026, respectively.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $21.0 million and $21.1 million at May 31, 2026 and February 28, 2026, respectively. Noncurrent inventory valuation allowances were $0.9 million at May 31, 2026 and $0.8 million at February 28, 2026.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 19.5% of our active Brand Partners maintained consignment inventory at the end of the first quarter of fiscal year 2027. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.0 million and $1.1 million at May 31, 2026 and February 28, 2026, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.2 million at May 31, 2026 and February 28, 2026.

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

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)
March 1 - 31, 2026	-	$-	-	288,156
April 1 - 30, 2026	-	-	-	288,156
May 1 - 31, 2026	-	-	-	288,156
Total	-	$-	-

(1)	On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

3.1*	Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.2	Credit Agreement dated March 6, 2026 by and between the Company and Regent Bank Broken Arrow, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated March 11, 2026 (File No. 0-04957).

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: July 9, 2026	By	/s/ Craig M. White
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: July 9, 2026	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)