Form 10-Q
period 2026-08-31
EDUCATIONAL DEVELOPMENT CORP
filed 2026-10-14
CIK 31667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Yes ☐   No ☒

As of October 5, 2026, there were 8,524,964 shares of Educational Development Corporation Common Stock, $0.20 par value outstanding.

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

●	our success in recruiting and retaining new brand partners,

●	our ability to locate and procure desired books,

●	product and supplier concentrations,

●	our relationship with our primary supplier and the related distribution requirements and contractual limitations,

●	adverse publicity associated with our Company or the industry,

●	our ability to ship timely,

●	changes to our primary sales channels, including social media and party plan platforms,

●	changing consumer preferences and demands,

●	cybersecurity threats and incidents,

●	changes in macroeconomic conditions in international trade including changes in existing and future tariffs,

●	legal matters,

●	reliance on information technology infrastructure,

●	restrictions imposed by covenants in the agreements governing our indebtedness,

●	our ability to obtain adequate financing for working capital and capital expenditures,

●	economic and competitive conditions, regulatory changes and other uncertainties, as well as

●	those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended February 28, 2026 and in this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31,	February 28,
	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,059,300	$1,118,400
Restricted cash	147,000	222,000
Accounts receivable, less allowance for credit losses of $93,800 (August 31) and $109,600 (February 28)	731,200	861,300
Inventories - net	15,223,100	17,412,200
Prepaid expenses and other assets	420,600	374,600
Assets held for sale	450,000	563,600
Total current assets	18,031,200	20,552,100

INVENTORIES - net	19,701,300	20,251,700
PROPERTY, PLANT AND EQUIPMENT - net	5,952,700	6,291,200
OPERATING LEASE RIGHT-OF-USE ASSETS	6,499,700	6,716,100
OTHER ASSETS	474,300	500,500
TOTAL ASSETS	$50,659,200	$54,311,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,612,200	$1,686,400
Deferred revenues	300,100	320,500
Operating lease liabilities, current	1,183,100	1,371,700
Accrued salaries and commissions	324,800	218,600
Income taxes payable	821,000	1,146,800
Other current liabilities	1,264,600	1,427,500
Total current liabilities	5,505,800	6,171,500

OPERATING LEASE LIABILITIES, non-current	5,316,600	5,344,400
OTHER LONG-TERM LIABILITIES	-	5,200
Total liabilities	10,822,400	11,521,100

SHAREHOLDERS’ EQUITY:
Common stock, $0.20 par value; Authorized 16,000,000 shares; Issued 12,702,080 shares; Outstanding 8,524,964 (August 31) and 8,511,364 (February 28) shares	2,540,400	2,540,400
Capital in excess of par value	13,746,700	13,769,400
Retained earnings	36,654,500	39,628,200
	52,941,600	55,938,000
Less treasury stock, at cost	(13,104,800)	(13,147,500)
Total shareholders’ equity	39,836,800	42,790,500
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,659,200	$54,311,600

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
PRODUCT REVENUES, net of discounts and allowances	$3,890,900	$4,396,300	$8,428,300	$11,161,100
Transportation revenue	179,400	224,800	397,800	566,400
NET REVENUES	4,070,300	4,621,100	8,826,100	11,727,500
COST OF GOODS SOLD	1,639,200	1,933,000	3,573,700	4,902,300
Gross margin	2,431,100	2,688,100	5,252,400	6,825,200

OPERATING EXPENSES
Operating and selling	603,900	739,500	1,280,900	1,734,100
Sales commissions	1,128,100	1,268,900	2,476,800	3,281,000
General and administrative	2,262,500	2,503,200	4,332,900	5,198,100
Total operating expenses	3,994,500	4,511,600	8,090,600	10,213,200

INTEREST EXPENSE	800	603,200	1,400	1,107,500
OTHER (INCOME) LOSS	(2,600)	(676,500)	101,100	(1,296,000)

LOSS BEFORE INCOME TAXES	(1,561,600)	(1,750,200)	(2,940,700)	(3,199,500)

INCOME TAX EXPENSE (BENEFIT)	16,500	(455,500)	33,000	(829,600)
NET LOSS	$(1,578,100)	$(1,294,700)	$(2,973,700)	$(2,369,900)

BASIC AND DILUTED LOSS PER SHARE
Basic	$(0.19)	$(0.15)	$(0.35)	$(0.28)
Diluted	$(0.19)	$(0.15)	$(0.35)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES OUTSTANDING
Basic	8,520,529	8,583,201	8,515,947	8,583,201
Diluted	8,520,529	8,583,201	8,515,947	8,583,201
Dividends per share	$-	$-	$-	$-

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2026

	Common Stock (par value $0.20 per share)				Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Amount	Shareholders’ Equity
BALANCE - February 28, 2026	12,702,080	$2,540,400	$13,769,400	$39,628,200	4,190,716	$(13,147,500)	$42,790,500
Net loss	-	-	-	(1,395,600)	-	-	(1,395,600)
BALANCE - May 31, 2026	12,702,080	$2,540,400	$13,769,400	$38,232,600	4,190,716	$(13,147,500)	$41,394,900
Issuance of treasury shares to independent directors	-	-	(22,700)	-	(13,600)	42,700	20,000
Net Loss	-	-	-	(1,578,100)	-	-	(1,578,100)
BALANCE – August 31, 2026	12,702,080	$2,540,400	$13,746,700	$36,654,500	4,177,116	$(13,104,800)	$39,836,800

FOR THE SIX MONTHS ENDED AUGUST 31, 2025

	Common Stock (par value $0.20 per share)				Accumulated	Treasury Stock
	Number of Shares Issued	Amount	Capital in Excess of Par Value	Retained Earnings	Other Comprehensive Income	Number of Shares	Amount	Shareholders’ Equity
BALANCE – February 28, 2025	12,702,080	$2,540,400	$13,800,000	$37,303,000	$(15,400)	4,118,879	$(13,060,400)	$40,567,600
Change in fair value of interest rate exchange agreement	-	-	-	-	15,400	-	-	15,400
Net loss	-	-	-	(1,075,200)	-	-	-	(1,075,200)
BALANCE - May 31, 2025	12,702,080	$2,540,400	$13,800,000	$36,227,800	$-	4,118,879	$(13,060,400)	$39,507,800
Net loss	-	-	-	(1,294,700)	-	-	-	(1,294,700)
BALANCE - August 31, 2025	12,702,080	$2,540,400	$13,800,000	$34,933,100	$-	4,118,879	$(13,060,400)	$38,213,100

See notes to condensed financial statements (unaudited).

EDUCATIONAL DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,973,700)	$(2,369,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	540,700	729,700
Deferred income taxes	-	(862,600)
Provision for credit losses	12,000	24,000
Provision for inventory valuation allowance	72,000	72,000
Issuance of treasury shares to independent directors	20,000	-
Net loss (gain) on sale of assets	(800)	57,000
Impairment loss	113,600	-
Changes in assets and liabilities:
Accounts receivable	118,100	333,400
Inventories - net	2,667,500	3,958,500
Prepaid expenses and other assets	(33,200)	8,600
Accounts payable	(74,200)	(249,300)
Accrued salaries and commissions and other liabilities	(61,900)	(530,000)
Deferred revenues	(20,400)	55,200
Income taxes payable/receivable	(325,800)	233,100
Total adjustments	3,027,600	3,829,600
Net cash provided by operating activities	53,900	1,459,700
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(188,800)	(308,900)
Proceeds from sale of assets	800	45,000
Net cash used in investing activities	(188,000)	(263,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	-	(900,000)
Net cash provided by (used in) financing activities	-	(900,000)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(134,100)	295,800
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	1,340,400	976,500
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,206,300	$1,272,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$1,400	$922,600
Cash (received)/paid for income taxes - net of refunds	$359,000	$(200,100)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of treasury shares to independent directors	$20,000	$-

See notes to condensed financial statements (unaudited).

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim condensed financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2026 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results expected for a full year due to the seasonality of our product sales.

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

Reclassifications

Certain reclassifications have been made to the August 31, 2025 notes to condensed financial statements to conform to the August 31, 2026 notes to condensed financial statements presentation. These reclassifications had no effect on net earnings.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s financial statements and disclosures.

Note 2 – CASH

The table below reconciles cash, cash equivalents and restricted cash as reported in the balance sheets to the total of the same amounts shown in the statements of cash flows:

	August 31, 2026	August 31, 2025
Cash and cash equivalents	$1,059,300	$754,200
Restricted cash	147,000	518,100
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,206,300	$1,272,300

The Company has contracted with Nexio and PayPal, Inc., third-party merchant service processors, to capture Visa, Discover, Mastercard and PayPal payments from customers. Approximately 90% of all payments received by the Company are channeled through these processors. These processors hold cash payments received from customers in reserve for a specified number of days to offset any potential chargebacks. The Company also has a short-term certificate of deposit with a local lender in the amounts of $25,000 and $100,000 as of August 31, 2026 and August 31, 2025, as collateral for business credit card use. The Company has classified the cash held in reserves by Nexio and PayPal and the restricted certificate of deposit as restricted cash.

Note 3 – ASSETS HELD FOR SALE

Equipment

During the second quarter of fiscal year 2025, the Company entered into a triple-net lease agreement for approximately 111,000 square feet of available office and warehouse space in the Hilti Complex to a new tenant. To create space for this new tenant, the Company removed three production lines from the warehouse before July 31, 2024. As a result, in the second quarter of fiscal 2025, the Company made available and committed to sell the disassembled equipment. The Company is actively marketing unused equipment using a national on-line auction house as of August 31, 2026. The Company is subject to the presentation and disclosure requirements since the equipment meets all the criteria and is classified as an “Asset Held for Sale.” Once management determined that the disassembled equipment met the criteria to be classified as held for sale, the Company ceased depreciation of the asset and reported it separately on the balance sheet, beginning on August 31, 2024. In the third quarter of fiscal 2026, the Company evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded an impairment loss on the assets of $287,100. In the first quarter of fiscal 2027 the Company again evaluated the carrying amount of the assets and the estimated fair values less costs to sell and recorded another impairment loss on the assets of $113,600, further reducing the assets held for sale account.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $450,000 and $563,600 as of August 31, 2026, and February 28, 2026, respectively, and is separately recorded on the balance sheet.

Note 4 – INVENTORIES

Inventories consist of the following:

	August 31, 2026	February 28, 2026
Current:
Product inventory	$15,657,400	$17,771,000
Inventory valuation allowance	(434,300)	(358,800)
Inventories net – current	$15,223,100	$17,412,200

Noncurrent:
Product inventory	$20,537,300	$21,056,700
Inventory valuation allowance	(836,000)	(805,000)
Inventories net – noncurrent	$19,701,300	$20,251,700

Inventory in transit totaled $84,000 and $147,900 at August 31, 2026 and February 28, 2026, respectively.

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

The following summarizes right-of-use assets and lease liabilities reported in our condensed balance sheets:

	August 31, 2026	February 28, 2026
Operating lease assets:
Right-of-use assets	$6,499,700	$6,716,100

Operating lease liabilities:
Current lease liabilities	$1,183,100	$1,371,700
Long-term lease liabilities	$5,316,600	$5,344,400

Weighted-average remaining lease term (months)	96.3	108.9
Weighted-average discount rate	5.93%	6.36%

The following summarizes the lease expense activity for periods reported in our condensed statements of operations:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Fixed lease costs	$388,300	$170,700	$776,600	$341,300

Future minimum rental payments under operating leases with initial terms greater than one year as of August 31, 2026, are as follows:

Years ending February 28,
2027	$610,000
2028	1,037,700
2029	958,200
2030	929,200
2031	952,500
Thereafter	4,766,500
Total future minimum rental payments	9,254,100
Less: imputed interest	(2,754,400)
Total operating lease liabilities	$6,499,700

The following table provides further cash flow information about our operating leases reported in our condensed statements of cash flows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Operating cash outflows – operating leases	$388,300	$170,700	$776,600	$341,300

Note 6 – DEBT

In March 2026, the Company executed a new credit agreement with Regent Bank (the Lender). The loan agreement establishes a revolving promissory note in the principal amount up to $2,000,000. Interest shall be calculated each month on the outstanding borrowings. The credit agreement was secured by the assets of the Company including accounts receivable, inventory, equipment and land. The Lender also required the personal guarantee of Craig White, President, Chief Executive Officer, and Chairman of the Board of the Company. Available credit under the current revolving line of credit with the Company’s Lender was $2,000,000 as of August 31, 2026.

Features of the loan agreement include:

(i)	Maturity date of March 6, 2027.

(ii)	Variable interest at a rate per annum equal to the U.S. Prime Rate + 2.00%.

(ii)(a)	The U.S. Prime Rate was 6.75% as of August 31, 2026, making the total interest rate equal to 8.75%.

Note 7 – BUSINESS CONCENTRATION

Significant portions of our inventory purchases are concentrated with an England-based publishing company, Usborne Publishing Limited (“Usborne”). During fiscal 2023, we entered into a new distribution agreement (“Agreement”) with Usborne. The Agreement includes annual minimum purchase volumes along with specific payment terms and letter of credit requirements, which if not met offer Usborne the right to terminate the Agreement on less than 30 days’ written notice. Should termination of the Agreement occur, the Company will be allowed to sell its remaining Usborne inventory for an agreed upon period, but not less than twelve months following the termination date. As of August 31, 2026, the Company did not meet the minimum purchase requirements and did not supply the letter of credit required under the Agreement, which offers Usborne the right to exercise their option to terminate the Agreement. Usborne has not notified the Company of termination of the Agreement. In addition, Usborne has refused to pay the $1.0 million volume rebate owed to the Company from purchases made during fiscal 2022. The Company is disputing the cancellation of the rebate but has not recognized any rebate due to its uncertainty. Additionally, under the terms in the Agreement, the Company no longer has the rights to distribute Usborne’s products to retail customers through our Publishing division. As a result, the Company discontinued selling Usborne products to retail customers in the first quarter of fiscal 2024.

Total Usborne inventory owned by the Company and included in our balance sheets was $18,976,400 and $20,158,500 as of August 31, 2026, and February 28, 2026, respectively.

Note 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax assets and liabilities are as follows:

	August 31,	February 28
	2026	2026
Deferred tax assets:
Allowance for credit losses	$25,300	$29,600
Inventory overhead capitalization	201,400	182,700
Inventory valuation allowance	117,300	96,900
Inventory valuation allowance – noncurrent	225,700	217,300
Allowance for sales returns	27,200	27,200
Net operating loss carry forward (1)	778,000	109,300
Disallowed interest (2)	2,001,600	2,001,300
Accruals	16,000	12,100
Total deferred tax assets	3,392,500	2,676,400

Deferred tax liabilities:
Property, plant, and equipment	(1,044,700)	(1,121,600)
Total deferred tax liabilities	(1,044,700)	(1,121,600)

Valuation allowance (3)	(2,347,800)	(1,554,800)
Net deferred tax assets	$-	$-

(1)	The Company’s net operating loss (“NOL”) carry forward was generated from losses incurred in fiscal 2025 and first and second quarter of fiscal 2027. The Company’s NOL can be carried forward indefinitely but are limited to an 80% maximum offset of taxable income.
(2)	The Company’s disallowed interest was generated from interest expense that was not deductible for tax purposes due to a maximum allowable deduction of 30% of taxable income. The disallowed interest is carried forward to be deducted against future income, subject to the 30% limitation.
(3)	In evaluating the need for a valuation allowance and the realizability of deferred tax assets, the Company utilized the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. In conclusion, management placed significant emphasis on guidance in ASC 740, which includes that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of August 31, 2026 and February 28, 2026. Accordingly, a valuation allowance has been recorded to offset these deferred tax assets.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the six months ended August 31, 2026 was as follows:

	August 31, 2026
	Amount	Percentage
U.S. federal statutory income tax rate	$(617,500)	21.0%
Tax credits
U.S. state and local income taxes, net of federal benefit	(181,100)	6.2%
Changes in valuation allowance	793,000	(27.0)%
Other	38,600	(1.3)%
Effective tax rate	$33,000	(1.1)%

The components of income tax expense (benefit) are as follows:

	August 31,	August 31,
	2026	2025
Current:
Federal	$38,900	$32,100
State and local	33,000	33,000
	71,900	65,100
Deferred:
Federal	166,800	(671,000)
State and local	(205,700)	(223,700)
	(38,900)	(894,700)
Total income tax expense (benefit)	$33,000	$(829,600)

The following reconciles our expected income tax rate to the U.S. federal statutory income tax rate:

	August 31,	August 31,
	2026	2025
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local income taxes–net of federal benefit	6.2%	6.2%
Valuation allowance	(27.0)%	-%
Other	(1.3)%	(1.3)%
Effective tax rate	(1.1)%	25.9%

Note 9 – SHIPPING AND HANDLING COSTS

We classify shipping and handling costs as operating and selling expenses in the condensed statements of operations. Shipping and handling costs include postage, freight, handling costs, as well as shipping materials and supplies. These costs were $499,500 and $571,800 for the three months ended August 31, 2026 and 2025, respectively. These costs were $1,070,500 and $1,377,000 for the six months ended August 31, 2026 and 2025, respectively.

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

Information by reporting segment for the three and six-month periods ended August 31, 2026 and 2025, is as follows:

NET REVENUES

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
PaperPie	$3,173,500	$3,731,200	$7,348,400	$9,791,500
Publishing	896,800	889,900	1,477,700	1,936,000
Total	$4,070,300	$4,621,100	$8,826,100	$11,727,500

LOSS BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
PaperPie	$112,800	$(14,700)	$491,400	$447,000
Publishing	230,100	205,700	321,100	413,500
Other	(1,904,500)	(1,941,200)	(3,753,200)	(4,060,000)
Total	$(1,561,600)	$(1,750,200)	$(2,940,700)	$(3,199,500)

PAPERPIE OPERATING RESULTS

The following table summarizes the operating results of the PaperPie segment for the three and six months ended August 31, 2026 and 2025:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net revenues	$3,173,500	$3,731,200	$7,348,400	$9,791,500

Cost of goods sold	1,223,900	1,569,400	2,906,600	4,038,700
Gross margin	1,949,600	2,161,800	4,441,800	5,752,800

Operating expenses
Operating and selling	438,000	554,500	940,900	1,294,100
Sales commissions	1,109,000	1,245,300	2,445,800	3,226,800
General and administrative	289,800	376,700	563,700	784,900
Total operating expenses	1,836,800	2,176,500	3,950,400	5,305,800

Operating income (loss)	$112,800	$(14,700)	$491,400	$447,000

PUBLISHING OPERATING RESULTS

The following table summarizes the operating results of the Publishing segment for the three and six months ended August 31, 2026 and 2025:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net revenues	$896,800	$889,900	$1,477,700	$1,936,000

Cost of goods sold	415,300	363,600	667,100	863,600
Gross margin	481,500	526,300	810,600	1,072,400

Operating expenses:
Operating and selling	63,300	69,900	122,100	152,200
Sales commissions	19,100	23,700	31,000	54,200
General and administrative	169,000	227,000	336,400	452,500
Total operating expenses	251,400	320,600	489,500	658,900

Operating income	$230,100	$205,700	$321,100	$413,500

Information for the Other segment above for the three and six months ended August 31, 2026 and 2025 is set forth below:

OTHER NON-SEGMENT LOSS BEFORE INCOME TAXES

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Operating and selling:
Freight	$79,600	$74,200	$165,400	$223,900
Computer support	23,000	40,900	52,500	63,900
Total operating and selling expenses	102,600	115,100	217,900	287,800

General and administrative:
Payroll	752,700	949,900	1,502,900	1,913,100
Depreciation	251,900	274,600	508,100	551,400
Building and warehouse rents	385,100	216,300	775,700	454,000
Outside services	71,100	100,200	120,300	251,800
Property insurance	57,900	34,600	115,800	109,400
Professional service fees	56,100	56,700	112,500	116,400
Dues and subscriptions	76,600	54,600	150,200	108,100
Other	152,300	212,500	147,300	456,500
Total general and administrative expenses	1,803,700	1,899,400	3,432,800	3,960,700

Interest expense	800	603,200	1,400	1,107,500
Other (income) loss	(2,600)	(676,500)	101,100	(1,296,000)
Total other non-segment loss before income taxes	$1,904,500	$1,941,200	$3,753,200	$4,060,000

Note 11 – FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating the fair-value disclosures for financial instruments:

-	The carrying amounts reported on the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

-	The estimated fair value of our assets held for sale was $450,000 as of August 31, 2026 and $563,600 February 28, 2026.

Note 12 – DEFERRED REVENUES

The Company’s PaperPie division receives payments on orders in advance of shipment. Any payments received prior to the end of the period that were not shipped as of August 31, 2026 or February 28, 2026 are recorded as deferred revenues on the balance sheets. We received approximately $300,100 and $320,500 as of August 31, 2026 and February 28, 2026, respectively, in payments for sales orders which were, or will be, shipped out subsequent to the end of the period.

Note 13 – SUBSEQUENT EVENTS

On September 1, 2026, the Company entered into a two-year commercial lease agreement in Tulsa, Oklahoma. The first year is for approximately 50,000 square feet of available warehouse space with initial lease rate of $5.00 per rentable square foot and then the second year is for 25,000 square feet of available warehouse space with a lease rate of $5.15 per rentable square foot. The lease includes standard commercial lease terms such that the tenant shall be responsible for utilities, insurance on product stored, and minor maintenance associated with using the space, excluding facility maintenance, property taxes, roof and structure, which shall be the Landlords’ responsibility. The lease also includes other terms considered to be normal and customary in the local market.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Forward-Looking Statements

See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are the owner and exclusive publisher of Kane Miller children’s books; Learning Wrap-Ups, maker of educational manipulatives; and SmartLab Toys, maker of STEAM-based toys and games. We are also the exclusive United States Multi-Level Marketing (“MLM”) distributor of Usborne Publishing Limited (“Usborne”) children’s books. Significant portions of our product offering and inventory are concentrated with Usborne. Our distribution agreement with Usborne includes annual minimum purchase volumes along with specific payment terms, which, if not met or if payments are not received in a timely manner, offer Usborne the right to terminate the agreement. During the previous fiscal years, the Company did not meet the minimum purchase volumes and certain payments were not received timely. No notification of non-compliance or termination has been received from Usborne. Should termination of the agreement occur, the Company will be allowed, at a minimum, to sell through our remaining Usborne inventory over a period of twelve months following the termination date.

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

The following table shows our condensed statements of operations data:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Product revenues, net of discounts and allowances	$3,890,900	$4,396,300	$8,428,300	$11,161,100
Transportation revenue	179,400	224,800	397,800	566,400
Net revenues	4,070,300	4,621,100	8,826,100	11,727,500
Cost of goods sold	1,639,200	1,933,000	3,573,700	4,902,300
Gross margin	2,431,100	2,688,100	5,252,400	6,825,200

Operating expenses
Operating and selling	603,900	739,500	1,280,900	1,734,100
Sales commissions	1,128,100	1,268,900	2,476,800	3,281,000
General and administrative	2,262,500	2,503,200	4,332,900	5,198,100
Total operating expenses	3,994,500	4,511,600	8,090,600	10,213,200

Interest expense	800	603,200	1,400	1,107,500
Other (income) loss	(2,600)	(676,500)	101,100	(1,296,000)
Loss before income taxes	(1,561,600)	(1,750,200)	(2,940,700)	(3,199,500)

Income tax expense (benefit)	16,500	(455,500)	33,000	(829,600)
Net loss	$(1,578,100)	$(1,294,700)	$(2,973,700)	$(2,369,900)

See the detailed discussion of revenues, gross margin and general and administrative expenses by reportable segment below. The following is a discussion of significant changes in the non-segment related general and administrative expenses, other income and expenses and income taxes during the respective periods.

Non-Segment Operating Results for the Three Months Ended August 31, 2026

Total operating expenses not associated with a reporting segment decreased $0.1 million, or 5.0%, to $1.9 million for the three-month period ended August 31, 2026, when compared to $2.0 million for the same quarterly period a year ago. Operating expenses decreased primarily as a result of a $0.2 million decrease in labor expenses from staff reductions across all departments, offset by a $0.1 million increase in building rent due to the sale and leaseback of the Hilti Complex in the third quarter of fiscal year 2026.

Interest expense decreased $0.6 million, or 100.0%, to $0.0 million for the three months ended August 31, 2026, when compared to $0.6 million for the same quarterly period a year ago, due to paying off all our debt in third quarter of fiscal year 2026.

Income taxes increased $0.5 million, or 100.0%, to a tax expense of $0.0 million for the three months ended August 31, 2026, from a tax benefit of $0.5 million for the same quarterly period a year ago, resulting primarily from a decrease in gross sales along with a tax valuation allowance offsetting our net operating loss benefit due to the uncertainty that our deferred tax asset will be realizable. Our effective tax rate decreased to (1.1) % for the quarter ended August 31, 2026, from 26.0% for the quarter ended August 31, 2025 due primarily to sales fluctuations between states and the tax valuation allowance booked during the quarter. Our tax rates are lower than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes offset by the tax valuation allowance.

Non-Segment Operating Results for the Six Months Ended August 31, 2026

Total operating expenses not associated with a reporting segment decreased $0.5 million, or 11.9%, to $3.7 million for the six-month period ended August 31, 2026, when compared to $4.2 million for the same period a year ago. Labor expenses decreased $0.4 million from staff reductions across all departments and freight handling costs decreased $0.1 million for the six months ended August 31, 2026, both associated with reduced sales.

Interest expense decreased $1.1 million or 100.0%, to $0.0 million for the six months ended August 31, 2026, when compared to $1.1 million for the same period a year ago, due to paying off all our debt in third quarter of fiscal year 2026.

Other income decreased $1.4 million, or 107.7%, to an expense of $0.1 million for the six months ended August 31, 2026, when compared to income of $1.3 million for the same period a year ago, primarily from a $1.3 million decrease in rental income due to the sale of the Hilti Complex in the third quarter of fiscal year 2026 coupled with a $0.1 million decrease in other income related to the loss associated with the impairment on the line equipment in assets held for sale.

Income taxes decreased $0.8 million, or 100.0%, to a tax expense of $0.0 million for the six months ended August 31, 2026, from a tax benefit of $0.8 million for the same period a year ago primarily related to reduced operating losses between the periods coupled with a tax valuation allowance offsetting our net operating loss benefit due to the uncertainty that our deferred tax asset will be realizable. Our effective tax rate decreased to (1.1) % for the six months ended August 31, 2026, from 25.9% for the six months ended August 31, 2025, due primarily to the sales mix fluctuations between states and the tax valuation allowance booked during the first six months of the fiscal year. Our tax rates are higher than the federal statutory rate of 21% due to the inclusion of state income and franchise taxes.

PaperPie Operating Results for the Three and Six Months Ended August 31, 2026

The following table summarizes the operating results of the PaperPie segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net revenues	$3,173,500	$3,731,200	$7,348,400	$9,791,500

Cost of goods sold	1,223,900	1,569,400	2,906,600	4,038,700
Gross margin	1,949,600	2,161,800	4,441,800	5,752,800

Operating expenses
Operating and selling	438,000	554,500	940,900	1,294,100
Sales commissions	1,109,000	1,245,300	2,445,800	3,226,800
General and administrative	289,800	376,700	563,700	784,900
Total operating expenses	1,836,800	2,176,500	3,950,400	5,305,800

Operating income (loss)	$112,800	$(14,700)	$491,400	$447,000

Average number of active brand partners	5,100	5,800	5,200	6,800

PaperPie Operating Results for the Three Months Ended August 31, 2026

PaperPie net revenues decreased $0.5 million, or 13.5%, to $3.2 million during the three months ended August 31, 2026, when compared to $3.7 million during the same quarterly period a year ago. The average number of active brand partners in the second quarter of fiscal 2027 was 5,100, a decrease of 700, or 12.1%, from 5,800 average active brand partners selling in the second quarter of fiscal 2026. The Company reports the average number of active Brand Partners as a key indicator for this division. Recruiting and maintaining Brand Partners has been negatively impacted by several factors including inflation and our distribution agreement with Usborne; whereby Usborne actively sells their products through discounted retailers in the U.S. market. Inflation was most evident with the increase of food and fuel prices, both impacting the disposable income of our target customer base, which is families with small children. Sales during the quarter continued to be negatively impacted by continuing inflationary pressures and we expect this to continue through the rest of the fiscal year, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out-of-stock items due to purchasing restrictions placed on us from our lender in the first three quarters of fiscal year 2026. Following the sale of the Hilti Complex in the third quarter of fiscal 2026 and the corresponding payoff of the revolver and term loans with our bank, that removed our purchasing restrictions, we began a conservative plan to place reorders and purchase new titles. This change includes managements plans of returning to our past practice of introducing these new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems. These changes are expected to create existing Brand Partner excitement and should increase the number of active new recruits in this division.

PaperPie gross margin decreased $0.3 million, or 13.6%, to $1.9 million during the three months ended August 31, 2026, when compared to $2.2 million during the same quarterly period a year ago. Gross margin as a percentage of net revenues for the three-months ended August 31, 2026 increased to 61.4% when compared to 57.9% for the same quarterly period a year ago. The increase in gross margin as a percentage of net revenues was primarily attributed to product mix and more discounts offered to spur sales in the previous fiscal year.

Total PaperPie operating expenses decreased $0.4 million, or 18.2%, to $1.8 million during the three-month period ended August 31, 2026, when compared to $2.2 million reported in the same quarter a year ago. Operating and selling expenses decreased $0.2 million, or 33.3%, to $0.4 million during the three-month period ended August 31, 2026, when compared to $0.6 million reported in the same quarterly period a year ago. The decrease in operating and selling expenses was due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped and a $0.1 million decrease in accruals for Brand Partner incentive trip expenses, as the division expects less trip earners this year. Sales commissions decreased $0.1 million, or 8.3%, to $1.1 million during the three-month period ended August 31, 2026, when compared to $1.2 million reported in the same quarterly period a year ago, due primarily to the decrease in net revenues. General and administrative expenses decreased $0.1 million, or 25.0%, to $0.3 million during the three months ended August 31, 2026, when compared to $0.4 million during the same quarterly period a year ago. This decrease was due to a $0.1 million decrease in depreciation associated with the Smart Lab Toys Molds and Tooling being completely depreciated in fiscal 2027.

Operating income for the PaperPie segment increased to $0.1 million during the three months ended August 31, 2026, when compared to an operating loss of $0.0 million reported in the same quarterly period a year ago. Operating income for the PaperPie division as a percentage of net revenues for the year ended August 31, 2026 was 3.6%, compared to (0.4) % for the year ended August 31, 2025. Operating income as a percentage of net revenues changed from the prior year primarily due to the decrease in product discounts offered along with the decrease in operating and selling expenses and general and administrative expenses, primarily from reduced sales volumes, compared to the previous fiscal year.

PaperPie Operating Results for the Six Months Ended August 31, 2026

PaperPie net revenues decreased $2.5 million, or 25.5%, to $7.3 million during the six-month period ended August 31, 2026, compared to $9.8 million from the same period a year ago. The average number of active brand partners in the six-month period ended August 31, 2026, was 5,200, a decrease of 1,600, or 23.5%, from 6,800 selling in same period a year ago. The Company reports the average number of active Brand Partners as a key indicator for this division. Recruiting and maintaining Brand Partners has been negatively impacted by several factors including inflation and our distribution agreement with Usborne; whereby Usborne actively sells their products through discounted retailers in the U.S. market. Inflation was most evident with the increase of food and fuel prices, both impacting the disposable income of our target customer base, which is families with small children. Sales during the first two quarters of fiscal 2027 continue to be negatively impacted by continuing inflationary pressures and we expect this to continue the rest of the fiscal year, as these pressures persist. Historically, when we have experienced these difficult inflationary times, our active brand partner numbers have been positively impacted as more families look for non-traditional income streams to offset rising costs of living.

Recent sales levels have also been impacted by the lack of new titles being introduced and certain out-of-stock items due to purchasing restrictions placed on us from our lender in the first three quarters of fiscal year 2026. Following the sale of the Hilti Complex in fiscal 2026 and the corresponding payoff of the revolver and term loans with our bank, which removed our purchasing restrictions, we have begun a conservative plan to place reorders and purchase new titles. This change includes managements plans of returning to our past practice of introducing these new titles, along with additional enhancements to our PaperPie e-commerce and “Backoffice” systems. These changes are expected to create existing Brand Partner excitement and should increase the number of active new recruits in this division.

PaperPie gross margin decreased $1.4 million, or 24.1%, to $4.4 million during the six months ended August 31, 2026, when compared to $5.8 million during the same period a year ago. Gross margin as a percentage of net revenues for the six months ended August 31, 2026 increased to 60.4%, compared to 58.8% the same period a year ago. The increase in gross margin as a percentage of net revenues was primarily attributed to product mix and higher discounts offered in the previous fiscal year to spur sales.

Total PaperPie operating expenses decreased $1.3 million, or 24.5%, to $4.0 million during the six-month period ended August 31, 2026, from $5.3 million for the same period a year ago. Operating and selling expenses decreased $0.4 million, or 30.8%, to $0.9 million during the six-month period ended August 31, 2026, when compared to $1.3 million reported in the same period a year ago. This decrease relates primarily to a decrease in shipping costs associated with the decrease in volume of orders shipped, totaling approximately $0.2 million coupled with a $0.1 million decrease in brand partner incentive trip expenses, as fewer brand partners are expected to earn the trip this year and a $0.1 million decrease in various other operating and selling expenses. Sales commissions decreased $0.8 million, or 25.0%, to $2.4 million during the six-month period ended August 31, 2026, when compared to $3.2 million reported in the same period a year ago, primarily due to the decrease in net revenues. General and administrative expenses decreased $0.2 million, or 25.0%, to $0.6 million during the six-month period ended August 31, 2026, from $0.8 million recognized during the same period last year, due to a $0.1 million decrease in depreciation expense associated with the Smart Lab Toys Molds and Tooling, being fully depreciated in fiscal 2027 and a $0.1 million decrease in other various general and administrative expenses.

Operating income for the PaperPie segment increased $0.1 million, or 20.0% to $0.5 million during the six months ended August 31, 2026, when compared to $0.4 million reported in the same period a year ago. Operating income for the PaperPie division as a percentage of net revenues for the first six months ended August 31, 2026 was 6.7%, compared to 4.6% for the six months ended August 31, 2025, an increase of 2.1%. Operating income as a percentage of net revenues changed from the prior year primarily due to the less product discounts offered in fiscal 2027 and the decrease in total operating and selling expenses.

Publishing Operating Results for the Three and Six Months Ended August 31, 2026

The following table summarizes the operating results of the Publishing segment:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Net revenues	$896,800	$889,900	$1,477,700	$1,936,000

Cost of goods sold	415,300	363,600	667,100	863,600
Gross margin	481,500	526,300	810,600	1,072,400

Total operating expenses	251,400	320,600	489,500	658,900

Operating income	$230,100	$205,700	$321,100	$413,500

Publishing Operating Results for the Three Months Ended August 31, 2026

Our Publishing operating results, including the division's net revenues, gross margin, and operating expenses, were consistent for the three-month period ended August 31, 2026 compared to the same period a year ago.

Publishing Operating Results for the Six Months Ended August 31, 2026

Our Publishing division’s net revenues decreased by $0.4 million, or 21.1%, to $1.5 million during the six-month period ended August 31, 2026, from $1.9 million reported in the same period a year ago. The decrease in net revenues was primarily from the decrease in sales to our largest customers in the first quarter of fiscal year 2027.

Gross margin decreased $0.3 million, or 27.3%, to $0.8 million during the six-month period ended August 31, 2026, from $1.1 million reported in the same period a year ago. Gross margin as a percentage of net revenues decreased to 54.9%, during the six-month period ended August 31, 2026, from 55.4% reported in the same period a year ago. Gross margin as a percentage of net revenues changed primarily from changes in the mix of products sold.

Total operating expenses of the Publishing segment decreased $0.2 million, or 28.6%, to $0.5 million during the six-month period ended August 31, 2026, from $0.7 million reported in the same period a year ago. This change was due to a $0.1 million decrease in shipping costs associated with the decrease in volume of orders shipped and a $0.1 million decrease in other various general and administrative expenses.

Operating income of the Publishing segment decreased $0.1 million, or 25.0%, to $0.3 million during the six-month period ended August 31, 2026 when compared to $0.4 million reported in the same period a year ago, due primarily to the decrease in sales.

Liquidity and Capital Resources

Prior to the last two fiscal years, which have been challenged with higher product discounting to spur sales and increased interest rates on borrowings, EDC has a history of profitability and positive cash flow. We typically fund our operations from the cash we generate. During periods of operating losses, EDC will reduce purchases and sell through excess inventory to generate cash flow. The Company expects to reduce current excess inventory levels and use the cash proceeds to offset any future operating losses until it returns to profitability. Available cash has historically been used to pay down the outstanding bank loan balances, for capital expenditures, to pay dividends, and to acquire treasury shares.

During the first six months of fiscal year 2027, we experienced positive cash inflows from operations of $33,900. These cash inflows resulted from:

●	net loss of $2,973,700

Adjusted for:

●	depreciation and amortization expense of $540,700

●	impairment on assets held for sale of $113,600

●	provision for inventory allowance of $72,000

●	issuance of treasury shares to independent directors of $20,000

●	provision for credit losses of $12,000

Offset by:

●	Net gain on sale of assets $800

Positively impacted by:

●	decrease in inventories, net of $2,667,500

●	decrease in accounts receivable of $118,100

Negatively impacted by:

●	decrease in income taxes payable of $325,800

●	decrease in accounts payable of $74,200

●	decrease in accrued salaries and commissions, and other liabilities of $61,900

●	increase in prepaid expenses and other assets of $33,200

●	decrease in deferred revenues of $20,400

Cash used in investing activities was $188,000 for capital expenditures, consisting of $188,800 in upgrades to our proprietary systems that our PaperPie Brand Partners use to monitor their business and place customer orders, offset by an $800 gain from the sale of machinery and equipment.

The Company continues to expect the cash generated from operations, specifically from the reduction of excess inventory, will provide us with the liquidity we need to support ongoing operations. Additionally, we have obtained a $2.0 million short-term loan to fund any short-term cash flow needs. Cash generated from operations will be used to acquire new inventory and pay down any short-term borrowings we expect to obtain.

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

Estimated allowances for sales returns are recorded as sales are recognized. Management uses a moving average calculation to estimate the allowance for sales returns. We are not responsible for a product damaged in transit. Damaged returns are primarily received from the retail customers of our Publishing division. This damage occurs in the stores, not in shipping to the stores, and we typically do not offer credit for damaged returns. It is an industry practice to accept non-damaged returns from retail customers. Management has estimated and included a reserve for sales returns of $0.2 million for August 31, 2026 and February 28, 2026.

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

Certain inventory is maintained in a non-current classification. Management continually estimates and calculates the amount of non-current inventory. Noncurrent inventory arises due to occasional purchases of titles in quantities in excess of what will be sold within the normal operating cycle, due to the minimum order requirements of our suppliers, as well as reduced sales volumes. Noncurrent inventory is estimated by management using an anticipated turnover ratio by title, based primarily on historical trends. Inventory in excess of 2½ years of anticipated sales is classified as noncurrent inventory. These inventory quantities have additional exposure for storage damages, aging of topical related content, and associated issues, and therefore have higher obsolescence reserves. Noncurrent inventory balances prior to valuation allowances were $20.5 million at August 31, 2026 and $21.1 million at February 28, 2026, respectively. Noncurrent inventory valuation allowances were $0.8 million at August 31, 2026 and February 28, 2026.

Brand Partners that meet certain eligibility requirements may request and receive inventory on consignment. We believe allowing Brand Partners to have consignment inventory greatly increases their ability to be successful in making effective presentations at home shows, book fairs, and other events; in summary, having consignment inventory leads to additional sales opportunities. Approximately 14.7% of our active Brand Partners maintained consignment inventory at the end of the second quarter of fiscal year 2027. Consignment inventory is stated at cost, less an estimated reserve for consignment inventory that is not expected to be sold or returned to the Company. The total cost of inventory on consignment with Brand Partners was $1.0 million at August 31, 2026 and $1.1 million at February 28, 2026, respectively.

Inventories are presented net of a valuation allowance, which includes reserves for inventory obsolescence and reserves for consigned inventory that is not expected to be sold or returned to the Company. Management estimates the inventory obsolescence allowance for both current and noncurrent inventory, which is based on management’s identification of slow-moving inventory. Management has estimated a valuation allowance for both current and noncurrent inventory, including the reserve for consigned inventory, of $1.3 million at August 31, 2026 and $1.2 million at February 28, 2026, respectively.

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

Item 1A.  RISK FACTORS

Not required by smaller reporting company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum # of Shares that may be Repurchased under the Plan (1)
June 1 - 30, 2026	-	$-	-	288,156
July 1 - 31, 2026	-	-	-	288,156
August 1 - 31, 2026	-	-	-	288,156
Total	-	$-	-

(1)	On February 4, 2019 the Board of Directors approved a new stock repurchase plan, replacing the former 2008 stock repurchase plan. The maximum number of shares which can be purchased under the new plan is 800,000. This plan has no expiration date.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

3.1*	Restated Certificate of Incorporation dated April 26, 1968 and Certificate of Amendment thereto dated June 21, 1968 are incorporated herein by reference to Exhibit 1 to Registration Statement on Form 10-K (File No. 0-04957).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation dated August 27, 1977 is incorporated herein by reference to Exhibit 20.1 to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.3*	By-Laws, as amended, are incorporated herein by reference to Exhibit 20.2. to Form 10-K for fiscal year ended February 28, 1981 (File No. 0-04957).

3.4*	Certificate of Amendment of Restated Certificate of Incorporation dated November 17, 1986 is incorporated herein by reference to Exhibit 3.3 to Form 10-K for fiscal year ended February 28, 1987 (File No. 0-04957).

3.5*	Certificate of Amendment of Restated Certificate of Incorporation dated March 22, 1996 is incorporated herein by reference to Exhibit 3.4 to Form 10-K for fiscal year ended February 28, 1997 (File No. 0-04957).

3.6	Certificate of Amendment of Restated Certificate of Incorporation dated July 15, 2002 is incorporated herein by reference to Exhibit 10.30 to Form 10-K dated February 28, 2003 (File No. 0-04957).

3.7	Certificate of Amendment of Restated Certificate of Incorporation dated August 15, 2018 is incorporated herein by reference to Exhibit 3.1 to Form 8-K dated August 21, 2018 (File No. 0-04957).

10.1	Usborne Distribution Agreement dated May 16, 2022 by and between the Company and Usborne Publishing Limited, London, England is incorporated herein by reference to Exhibit 10.2 to form 10-Q dated May 31, 2022 (File No. 0-04957).

10.2	Credit Agreement dated March 6, 2026 by and between the Company and Regent Bank Broken Arrow, OK is incorporated herein by reference to Exhibit 10.01 to form 8-K dated March 11, 2026 (File No. 0-04957).

31.1**	Certification of the Chief Executive Officer of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer and Corporate Secretary of Educational Development Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Paper Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATIONAL DEVELOPMENT CORPORATION (Registrant)

Date: October 14, 2026	By	/s/ Craig M. White
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: October 14, 2026	By	/s/ Dan E. O’Keefe
Dan E. O’Keefe Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)